Form 10-Q
period 1996-06-30
WESTERN WIRELESS CORP
filed 1996-08-14
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 333-2432

                          WESTERN WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                      91-1638901
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

        2001 NW SAMMAMISH ROAD
         ISSAQUAH, WASHINGTON                                 98027
(Address of principal executive offices)                    (Zip Code)

                                 (206) 313-5200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      No  X
                                                 ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                     Shares Outstanding as of July 31, 1996
               -----                     --------------------------------------
Class A Common Stock, no par value                      12,734,190
Class B Common Stock, no par value                      56,661,721


                    Page 1 of 22 sequentially numbered pages

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                             Page
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets
              as of June 30, 1996, and December 31, 1995...............................         3

              Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 1996 and June 30, 1995.......         4

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1996 and June 30, 1995.................         5

              Notes to Consolidated Financial Statements...............................         6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................        11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................................................        20

ITEM 2. CHANGES IN SECURITIES..........................................................        20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................................        20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................        20

ITEM 5. OTHER INFORMATION..............................................................        20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................        21


PART 1.  FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS


                          WESTERN WIRELESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                June 30, 1996              December 31, 1995
                                                                                -------------              -----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $  90,729                     $   8,572
     Accounts receivable, net of allowance for doubtful accounts
        of $3,061 and $2,800, respectively                                           23,578                        18,074
     Inventory                                                                       16,602                         5,361
     Prepaid expenses and other current assets                                        7,288                         4,001
     Deposit held by FCC                                                                                            1,500
                                                                                  ---------                     ---------
        Total current assets                                                        138,197                        37,508

Property and equipment, net of accumulated depreciation
     of $74,508 and $53,423, respectively                                           296,769                       193,692
Licensing costs and other intangible assets, net of accumulated
     amortization of  $40,923 and $28,364, respectively                             538,816                       417,971
Investments in and advances to unconsolidated affiliates                              5,088                         8,388
Other assets                                                                          1,094                         1,469
                                                                                  ---------                     ---------

                                                                                  $ 979,964                     $ 659,028
                                                                                  =========                     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $   7,812                     $   7,568
     Accrued liabilities                                                             20,112                        16,659
     Construction accounts payable                                                   57,742                        28,408
     Unearned revenue and customer deposits                                           4,601                         3,301
                                                                                  ---------                     ---------
        Total current liabilities                                                    90,267                        55,936
                                                                                  ---------                     ---------

Long-term debt, net of current portion                                              446,471                       362,487
                                                                                  ---------                     ---------

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
     Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
     Common stock, no par value, 300,000,000 shares authorized;
        Class A, 12,734,190  and 0 shares issued and outstanding,
          respectively, and Class B, 56,661,721 and 58,047,235 shares               568,624                       324,729
          issued and outstanding, respectively
     Deferred compensation                                                           (1,104)
     Deficit                                                                       (124,294)                      (84,124)
                                                                                  ---------                     ---------
        Total shareholders' equity                                                  443,226                       240,605
                                                                                  ---------                     ---------

                                                                                  $ 979,964                     $ 659,028
                                                                                  =========                     =========

          See accompanying notes to consolidated financial statements.

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended                       Six months ended
                                                                 June 30,                                June 30,
                                                      ------------------------------         -------------------------------
                                                          1996               1995                1996               1995
                                                      -----------        -----------         -----------        ------------
Revenues:
      Subscriber revenues                             $    43,814        $    24,584          $   79,151         $    43,551
      Roamer revenues                                       9,114              7,165              15,871              11,967
      Equipment sales and other revenue                     5,641              2,864               9,582               5,179
                                                      -----------        -----------         -----------        ------------
           Total revenues                                  58,569             34,613             104,604              60,697
                                                      -----------        -----------         -----------        ------------
Operating expenses:
      Cost of service                                      10,739              6,346              19,554              12,132
      Cost of equipment sales                               8,438              5,020              14,792               8,890
      General and administrative                           16,139              6,899              28,409              13,153
      Sales and marketing                                  18,587              9,247              32,078              16,411
      Depreciation and amortization                        17,824             11,124              33,434              21,900
                                                      -----------        -----------         -----------        ------------
           Total operating expenses                        71,727             38,636             128,267              72,486
                                                      -----------        -----------         -----------        ------------

Operating loss                                            (13,158)            (4,023)            (23,663)            (11,789)
                                                      -----------        -----------         -----------        ------------
Other income (expense):
      Interest and financing expense, net                  (8,880)            (6,302)            (17,014)            (11,329)
      Other, net                                              442                180                 507                 510
                                                      -----------        -----------         -----------        ------------
           Total other income (expense)                    (8,438)            (6,122)            (16,507)            (10,819)
                                                      -----------        -----------         -----------        ------------

Loss before extraordinary item                            (21,596)           (10,145)            (40,170)            (22,608)
Extraordinary loss on early extinguishment
      of debt                                                                 (6,645)                                 (6,645)
                                                      -----------        -----------         -----------        ------------
           Net loss                                   $   (21,596)       $   (16,790)        $   (40,170)       $    (29,253)
                                                      ===========        ===========         ===========        ============
Loss per common share before extraordinary item       $     (0.35)       $     (0.19)        $     (0.66)       $      (0.43)
Per common share effect of extraordinary item                                  (0.12)                                  (0.12)
                                                      -----------        -----------         -----------        ------------
Net loss per common share                             $     (0.35)       $     (0.31)        $     (0.66)       $      (0.55)
                                                      ===========        ===========         ===========        ============
Weighted average common shares and common
       equivalent shares outstanding                   62,363,000         54,785,000          60,925,000          53,574,000
                                                      ===========        ===========         ===========        ============

          See accompanying notes to consolidated financial statements.

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Six months ended June 30,
                                                                         --------------------------
                                                                            1996            1995
                                                                         ---------        ---------
Operating activities:
    Net loss                                                             $ (40,170)       $ (29,253)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization                                        33,972           21,900
       Extraordinary loss on early extinguishment of debt                                     6,645
       Employee equity compensation                                            725
       Other, net                                                              708               96
       Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
              Accounts receivable, net                                      (4,929)          (3,268)
              Inventory                                                    (10,957)           1,184
              Prepaid expenses and other current assets                     (3,241)            (162)
              Accounts payable                                                (539)           1,628
              Accrued liabilities                                            3,066             (199)
              Unearned revenue and customer deposits                           814            1,350
                                                                         ---------        ---------
           Net cash used in operating activities                           (20,551)             (79)
                                                                         ---------        ---------
Investing activities:
    Purchase of property and equipment                                     (89,825)         (22,164)
    Purchase of wireless licenses and other                                (77,346)        (134,735)
    Acquisition of wireless properties, net of cash acquired               (40,102)         (53,387)
    Investments in and advances to unconsolidated affiliates                 2,478             (240)
    Purchase of subsidiary stock, including fees                                             (5,843)
    Refund of deposit held by FCC                                            1,500
                                                                         ---------        ---------
           Net cash used in investing activities                          (203,295)        (216,369)
                                                                         ---------        ---------
Financing activities:
    Proceeds from issuance of common stock, net                            234,949          143,002
    Additions to long-term debt                                            548,800          363,000
    Payment of debt                                                       (465,011)        (276,492)
    Deferred financing costs                                               (12,735)         (12,639)
    Loans from shareholders                                                                   3,842
                                                                         ---------        ---------
           Net cash provided by financing activities                       306,003          220,713
                                                                         ---------        ---------

Increase in cash and cash equivalents                                       82,157            4,265

Cash and cash equivalents, beginning of period                               8,572            7,787
                                                                         ---------        ---------

Cash and cash equivalents, end of period                                 $  90,729        $  12,052
                                                                         =========        =========


          See accompanying notes to consolidated financial statements.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION:

    Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular communications systems. In addition to the cellular communications systems, the Company has acquired seven personal communications services ("PCS") licenses covering seven Metropolitan Trading Areas ("MTAs"). During the months of February and June 1996, the Company initiated service in the Honolulu and Salt Lake City MTAs, respectively. In July 1996, the Company initiated PCS service in the Albuquerque MTA and plans to initiate PCS service in the Portland MTA during August 1996. The Company intends to initiate wireless services in the remaining MTAs by the end of the first calendar quarter of 1997.

    The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it develops and constructs its PCS systems and builds its PCS customer base.

    The accompanying consolidated financial statements and the financial information included herein are unaudited. However, such information includes adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the Company's annual audited financial statements and footnotes thereto, for the year ended December 31, 1995, contained in the Company's Prospectus dated May 22, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Net income (loss) per common share:

    Net income (loss) per common share is calculated using the weighted average number of shares of outstanding common stock and common stock equivalents during the period. As required by the Securities and Exchange Commission (the "SEC"), common shares issued by the Company in the year preceding the filing of an initial public offering have been included in the calculation of shares used in determining the net income (loss) per share as if they had been outstanding for the entire period prior to, and including the interim period ended March 31, 1996, the effect of which is anti-dilutive. The calculation of shares used for periods subsequent to this interim period have been calculated based on the requirements of Accounting Principles Board Opinion Number 15. Due to the net loss of the three and six months ended June 30, 1996, all options and warrants are anti-dilutive, thus primary and fully diluted loss per share are equal.

  Cash and cash equivalents:

    Cash and cash equivalents generally consist of cash, time deposits, commercial paper and money market instruments. The Company invests its excess cash in deposits with major banks, and money market securities of investment grade companies from a variety of industries and, therefore, bears minimal risk. These investments have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value.

  Supplemental cash flow disclosure:

    Cash paid for interest (net of amounts capitalized) was $19.6 million and $12.7 million for the six months ended June 30, 1996, and 1995, respectively.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

Non-cash investing and financing activities were as follows (in thousands):

                                            SIX MONTHS ENDED JUNE, 30
                                            -------------------------
                                                 1996          1995
                                                 ----          ----
  Conversion of revolving
    debt to term debt ..................      $200,000
  Issuance of common stock in exchange
   for wireless properties .............         7,117
  Conversion of FCC deposit
   to wireless license ..................                   $10,000
  Exchange of shareholder loans and
   accrued interest for common stock ....                    14,068


       During May 1995, the Company issued 896,210 shares of its common stock in exchange for minority interests in General Cellular Corporation, the Company's predecessor corporation.

   Capitalized interest:

       During the six months ended June 30, 1996, the Company capitalized interest in the amount of $2.4 million pertaining to the build out of its PCS markets. This interest will be amortized using the straight line method over 40 years as each market becomes operational.

3.PROPERTY AND EQUIPMENT:

Property and equipment consists of (in thousands):

                                            JUNE 30,       DECEMBER 31,
                                              1996             1995
                                              ----             ----
   Land, buildings and improvements ..      $  5,566        $  2,879
   Wireless communications systems ...       214,769         165,825
   Furniture and equipment ...........        27,230          16,273
                                            --------        --------
                                             247,565         184,977
   Less accumulated depreciation .....       (74,508)        (53,423)
                                            --------        --------
                                             173,057         131,554
   Construction in progress ..........       123,712          62,138
                                            --------        --------
                                            $296,769        $193,692
                                            ========        ========

Depreciation expense was $12.0 million and $7.2 million for the three months ended June 30, 1996, and 1995, respectively, and $21.4 million and $13.7 million for the six months ended June 30, 1996, and 1995, respectively.

4. LONG-TERM DEBT:

Long-term debt consists of (in thousands):

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                              ----           ----
Credit Facility ......................                    $347,000
Term Loan ............................      $200,000
10-1/2% Senior Subordinated Notes ....       200,000
NORTEL Facility ......................        43,800         13,000
Other ................................         2,671          2,487
                                            --------       --------
                                            $446,471       $362,487
                                            ========       ========


                          WESTERN WIRELESS CORPORATION

                                   (Unaudited)

4. LONG-TERM DEBT - (CONTINUED):

      In 1995, the Company entered into a credit facility with a group of banks (the "Credit Facility"). On May 6, 1996, the Company amended the Credit Facility to increase the Company's borrowing capacity. The increase took the form of a $200 million term loan (the "Term Loan") which increased the maximum total borrowings under the Credit Facility to $950 million. Additionally, the repayment terms and the related covenant requirements were extended by one year.

      In May 1996 the Company issued $200 million in Senior Subordinated Notes. These Senior Subordinated Notes will mature on June 1, 2006. Interest will accrue at a rate of 10-1/2% per annum and will be payable semi-annually on each June 1 and December 1, commencing on December 1, 1996. The Senior Subordinated Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The Senior Subordinated Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions.

      The Company incurred costs that were deferred, in the amount of approximately $12.7 million. These costs, which related to the Senior Subordinated Notes issuance and the amendment to the Credit Facility, are being amortized using the straight line method over the life of the respective agreements, which approximates the effective interest method.

      A wholly owned subsidiary of the Company has a $200 million credit facility (the "NORTEL Facility") with Northern Telecom, Inc. ("NORTEL").

      At June 30, 1996 the unused portions of the NORTEL Facility and the Credit Facility were $156 million and $750 million, respectively.

      The aggregate amounts of principal maturities of the Company's debt are as follows (in thousands):

           Six months ending December 31, 1996 ..........    $      0
           Year ending December 31,
           1997 .........................................          17
           1998 .........................................       2,528
           1999 .........................................          45
           2000 .........................................       5,179
           Thereafter ...................................     438,702
                                                             --------
                                                             $446,471
                                                             ========

                          WESTERN WIRELESS CORPORATION

                                   (Unaudited)

5. COMMITMENTS AND CONTINGENT LIABILITIES:

    Lease commitments:

      During the six months ended June 30, 1996, the Company entered into various new leases for PCS and cellular sites under operating lease agreements.

      Future minimum payments required under all operating leases and agreements that have initial or remaining non-cancelable terms in excess of one year at June 30, 1996, are summarized below (in thousands):

            Six months ending December 31, 1996 ..........    $ 3,707
            Year ending December 31,
            1997 .........................................      6,903
            1998 .........................................      5,921
            1999 .........................................      4,948
            2000 .........................................      4,238
            Thereafter ...................................      7,759
                                                              -------
                                                              $33,476
                                                              =======

    Purchase commitments:

      In connection with the NORTEL Facility, a wholly owned subsidiary of the Company entered into an agreement with NORTEL to purchase $200 million of PCS network equipment and related services. At June 30, 1996, the Company had ordered, net of canceled and amended purchase orders, $80.9 million under this agreement, of which $55.9 million is outstanding. The Company is currently in negotiations with NORTEL to amend the terms of the existing facility.

    Contingent liabilities

      The Company is involved in various lawsuits arising in the normal course of business, none of which is expected to have a material adverse affect on the Company's financial position, cash flows, liquidity or results of operations.

6. SHAREHOLDERS' EQUITY:

      During the second quarter of 1996, 10,664,800 shares of common stock were issued and approximately $233.9 million in net proceeds were received by the Company under a registration statement of the Company's Class A Common Stock filed with the SEC.

7.  ACQUISITIONS:

      In June 1996, the Company purchased a Denver MTA PCS wireless license for approximately $66.1 million in cash. The transaction was accounted for as an asset purchase.

      In June 1996, the Company acquired the operations and the cellular license for the Kansas 3, RSA for approximately $4.1 million in cash. The transaction was accounted for using the purchase method.

                          WESTERN WIRELESS CORPORATION

                                   (Unaudited)

8. RELATED PARTY TRANSACTIONS:

  Goldman, Sachs & Co.:

      In connection with the debt and equity offerings the Company paid total underwriting fees during the three months ended June 30, 1996 of approximately $23.3 million. Goldman, Sachs & Co., an affiliate of a shareholder of the Company, was the lead underwriter on both offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained in this Quarterly Report that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The "Risk Factors" and cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward looking statements are detailed in the Company's 1996 prospectuses filed with the Securities and Exchange Commission.

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included in the Company's prospectuses. As a result of acquisitions, the Company's operating results for prior periods may not be indicative of future performance.

OVERVIEW

         The Company provides wireless communications services in the western United States through the ownership and operation of cellular communications systems in 73 Rural Service Areas ("RSAs") and Metropolitan Statistical Areas ("MSAs"). The Company has acquired broadband personal communications services ("PCS") licenses in seven Major Trading Areas ("MTAs"). At June 30, 1996, the Company had PCS systems providing commercial services in the Honolulu and Salt Lake City MTAs. At June 30, 1996, the Company served a total of 270,600 wireless subscribers.

         The Company's revenues primarily consist of subscriber revenues (including access charges and usage charges), roamer revenues (fees charged for providing services to subscribers of other cellular communications systems when such subscribers, or "roamers", place or receive a phone call within one of the Company's service areas) and equipment sales. The majority of the Company's revenues are derived from subscriber revenues. The Company had no revenues from its paging or PCS systems prior to February 1, 1996, and February 29, 1996, respectively. Revenues from paging systems are included in other revenue and are expected to account for less than 3% of the Company's total revenues in 1996. The Company expects to continue to sell cellular and PCS handsets below cost and regards these losses as a cost of building its subscriber base.

         As used herein, "EBITDA" represents operating income (loss) from operations before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the industry and should not be construed as an alternative to operating income (loss) (as determined in accordance with Generally Accepted Accounting Principlies, "GAAP"), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Cellular EBITDA represents EBITDA from the Company's cellular operations.

         In the comparisons that follow, the Company has separately set forth certain information relating to cellular operations (including paging) and PCS operations. The Company believes that this is appropriate because its cellular systems have been operating for a number of years while its PCS systems did not commence operations until 1996, although the Company incurred start-up costs beginning in the third quarter of 1995 in connection with such operations.

RESULTS OF OPERATIONS

         Results of Operations for the Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995

         The Company had 264,200 cellular subscribers at June 30, 1996. This represents a net increase of 25,700 or 10.7% growth in subscribers generated through the Company's distribution channels since March 31, 1996. At June 30, 1995, the Company had 154,000 cellular subscribers representing a net increase of 20,100 or 15.7% growth in subscribers generated through the Company's distribution channels from March 31, 1995. The Company had 6,400 PCS subscribers at June 30, 1996, an increase of 4,200 or 191% from March 31, 1996.

REVENUES

                                            THREE MONTHS ENDED JUNE 30,
                                        ------------------------------------
                                                 1996                 1995
                                        ----------------------      --------
                                        CELLULAR           PCS      CELLULAR
                                                     (IN THOUSANDS)

Subscriber revenues . . . . . . . .     $43,109        $   705       $24,584
Roamer revenues . . . . . . . . . .       9,114                        7,165
Equipment sales . . . . . . . . . .       3,304          1,213         2,864
Other revenues (1)  . . . . . . . .       1,124
                                        -------        -------       -------
     Total revenues . . . . . . . .     $56,651        $ 1,918       $34,613
                                        =======        =======       =======

- -----------------

(1) Primarily revenues from paging services

         Cellular subscriber revenues increased to $43.1 million for the three months ended June 30, 1996, from $24.6 million for the three months ended June 30, 1995. This $18.5 million or 75.4% increase is primarily due to continued growth in the number of subscribers. Average monthly cellular subscriber revenue per subscriber was $57.04 for the three months ended June 30, 1996, compared to $58.03 for the three months ended June 30, 1995. Whereas the Company has experienced relatively stable average monthly cellular subscriber revenue per subscriber, the industry in general has experienced consistent declines for a number of years. The 1.7% decline for three month period ended June 30, 1996 may reflect the beginning of a downward trend in the Company's average monthly cellular subscriber revenue per subscriber.

         PCS subscriber revenues for the three months ended June 30, 1996, were $0.7 million. Average monthly PCS subscriber revenue per subscriber was $54.65 for the three months ended June 30, 1996. As the Company's PCS operations only began generating revenue during 1996, these results are not necessarily representative of future operations.

         Roamer revenues were $9.1 million for the three months ended June 30, 1996, compared to $7.2 million for the three months ended June 30, 1995, an increase of $1.9 million or 27.2%. Growth in the Company's roamer revenues generally reflects increases in the Company's geographic coverage and the general subscriber growth in the industry. Roamer revenues as a percentage of total cellular revenues declined to 16.1% for the three months ended June 30, 1996, from 20.7% for the three months ended June 30, 1995, as a result of the 75.4% growth in subscriber revenues which exceeded the 27.2% increase in roamer revenues. While the Company expects total roamer revenues to continue to increase, it expects its roamer revenues as a percentage of the total revenues to continue to decline. This trend should continue based upon the above mentioned factors and from the effects of the decline in reciprocal per minute roamer rates charged by carriers in the industry.

OPERATING EXPENSES

                                              THREE MONTHS ENDED JUNE 30,
                                          -----------------------------------
                                                    1996                1995
                                          ----------------------      --------
                                          CELLULAR(1)      PCS        CELLULAR
                                          -----------      ---        --------
                                                        (IN THOUSANDS)
Cost of service ....................       $ 9,570       $ 1,169       $ 6,346
Cost of equipment sales ............         6,115         2,323         5,020
General and administrative .........        11,633         4,506         6,899
Sales and marketing ................        12,813         5,774         9,247
Depreciation and amortization ......        16,389         1,435        11,124
                                           -------       -------       -------
     Total operating expenses ......       $56,520       $15,207       $38,636
                                           =======       =======       =======

- -------------
(1) Includes expenses attributable to paging services

         The comparisons below only relate to the Company's cellular operations (which include paging operations for 1996).

         Cost of service increased to $9.6 million for the three months ended June 30, 1996, from $6.3 million for the three months ended June 30, 1995. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and to maintain the Company's expanding wireless network. While cost of service increased $3.3 million or 50.8%, it decreased as a percentage of service revenues to 17.9% for the three months ended June 30, 1996, from 20.0% for the three months ended June 30, 1995, which is due primarily to efficiencies gained from the growing subscriber base. Service revenues include subscriber, roamer and other revenues.

         General and administrative costs increased to $11.6 million, which includes a one-time charge of $0.5 million for deferred compensation expense, for the three months ended June 30, 1996 from $6.9 million for the three months ended June 30, 1995, an increase of $4.7 million or 68.6%. This increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. The increase in general and administrative costs exclusive of the one-time charge was $4.3 million or 62.0% over the three months ended June 30, 1995. Exclusive of the one-time charge, these costs continue to decline as a percentage of service revenues to 20.9% for the three months ended June 30, 1996, from 21.7% for the three months ended 1995, primarily due to improved efficiency and as a result of continuing economies of scale.

         Sales and marketing costs increased to $12.8 million for the three months ended June 30, 1996, from $9.2 million for the three months ended June 30, 1995, primarily due to net subscriber additions. Sales and marketing costs per gross subscriber remained relatively constant for the three month period ended June 30, 1996 from the three month period ended June 30, 1995. Although the Company noted a decline in the rate of churn for the three months ended June 30, 1996 from the three months ended June 30, 1995, the growing subscriber base resulted in a higher number of disconnected subscribers. This increase in the number of disconnected subscribers resulted in an increase in the cost per net subscriber added during the three months ended June 30, 1996 to $499 from $434 for the three months ended June 30, 1995. Including the losses on equipment sales, the cost per net subscriber added increased to $608 for the three months ended June 30, 1996, from $535 for the three months ended June 30, 1995.

         Depreciation expense increased to $10.6 million for the three months ended June 30, 1996, from $7.2 million for the three months ended June 30, 1995. This increase of $3.4 million or 47.2%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense increased to $5.8 million for the three months ended June 30, 1996, from $3.9 million for the three months ended June 30, 1995. This $1.9 million or 48.7%, increase is primarily attributable to an increase in gross cellular licensing costs and other intangible assets.

         The majority of the PCS operating expenses of $15.2 million for the three months ended June 30, 1996 were start-up costs in the five non-operating PCS MTAs of the Company. Accordingly, the operating expenses for PCS are not representative of future operations.

OPERATING LOSS

                                              THREE MONTHS ENDED JUNE 30,
                                         ---------------------------------------
                                                  1996                    1995
                                         ----------------------         --------
                                         CELLULAR(1)     PCS            CELLULAR
                                         -----------     ---            --------
                                                    (IN THOUSANDS)
Operating income (loss) . . . . . . .       $131       $(13,289)        $(4,023)
                                            ====       ========          ======

- ----------------

(1) Includes paging operations

         Total operating income (loss) increased to $(13.2) million for the three months ended June 30, 1996, from $(4.0) million for the three months ended June 30, 1995, as a result of the $(13.3) million operating loss attributable to PCS operations offset by the cellular operating income. For the three months ended June 30, 1996, the Company recognized its first quarter of cellular operating income of $0.1 million, an increase of $4.1 million from the $(4.0) million loss for the three months ended June 30, 1995, due to increased revenues, which exceeded increases in operating expenses.

OTHER INCOME (EXPENSE)

         Interest and financing expense increased to $8.9 million for the three months ended June 30, 1996, from $6.3 million for the three months ended June 30, 1995. The increase of $2.6 million or 40.9%, is primarily attributable to an increase in long-term debt, which increased to $446.5 million at June 30, 1996, from $287.8 million at June 30, 1995, to fund the company's capital expenditures, partially offset by a decrease in the weighted average interest rate to 9.1% for the three months ended June 30, 1996, from 9.8% for the three months ended June 30, 1995. The Company anticipates interest and financing expense to continue to increase due to the issuance of its Senior Subordinated Notes at 10.5% which were only outstanding for one month during the three months ended June 30, 1996.

EBITDA

                                              THREE MONTHS ENDED JUNE 30,
                                         ---------------------------------------
                                                  1996                    1995
                                         ----------------------         --------
                                         CELLULAR(1)     PCS            CELLULAR
                                         -----------     ---            --------
                                                    (IN THOUSANDS)

EBITDA . . . . . . . . . . . . .           $16,520     $(11,854)        $7,101
                                           =======     ========         ======

- ----------------

(1) Includes paging operations

         EBITDA declined to $ 4.7 million for the three months ended June 30, 1996, from $7.1 million for the three months ended June 30, 1995, primarily due to the $(11.9) million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 133% to $16.5 million for the three months ended June 30, 1996, from $7.1 million for the three months ended June 30, 1995, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 31.0% for the three months ended June 30, 1996, from 22.4% for the three months ended June 30, 1995.

Results of Operations for the Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995

         The Company had 264,200 cellular subscribers at June 30, 1996. This represents a net increase of 50,000 or 23.9% growth in subscribers generated through the Company's distribution channels for the six months ended June 30, 1996. At June 30, 1995, the Company had 154,000 cellular subscribers representing a net increase of 35,500 or 31.4% growth in subscribers generated through the Company's distribution channels for the six months ended June 30, 1995. The Company had 6,400 PCS subscribers at June 30, 1996.

REVENUES

                                                    SIX MONTHS ENDED JUNE 30,
                                            ---------------------------------------
                                                     1996                    1995
                                            ----------------------         --------
                                            CELLULAR        PCS            CELLULAR
                                            --------        ---            --------
                                                       (IN THOUSANDS)
Subscriber revenues . . . . . . . . .       $ 78,297       $  854           $43,551
Roamer revenues . . . . . . . . . . .         15,871                         11,967
Equipment sales . . . . . . . . . . .          5,999        1,633             5,179
Other revenues (1)  . . . . . . . . .          1,950
                                            --------       ------           -------
     Total revenues . . . . . . . . .       $102,117       $2,487           $60,697
                                            ========       ======           =======

- --------------

(1) Primarily revenues from paging services

         Cellular subscriber revenues increased to $78.3 million for the six months ended June 30, 1996, from $43.6 million for the six months ended June 30, 1995. This $34.7 million or 79.8% increase is primarily due to continued growth in the number of subscribers added through the Company's distribution channels during the twelve months ended June 30, 1996. Average monthly cellular subscriber revenue per subscriber was $54.60 for the six months ended June 30, 1996, compared to $55.63 for the six months ended June 30, 1995. Whereas the Company has experienced relatively stable average monthly cellular subscriber revenue per subscriber, the industry in general has experienced consistent declines for a number of years. The 1.9% decline for six month period ended June 30, 1996 may reflect the beginning of a downward trend in the Company's average monthly cellular subscriber revenue per subscriber.

         PCS subscriber revenues for the six months ended June 30, 1996, were $0.9 million. Average monthly PCS subscriber revenue per subscriber was $61.00 for the six months ended June 30, 1996. As the Company's PCS operations only began generating revenue during 1996, these results are not necessarily representative of future operations.

         Roamer revenues were $15.9 million for the six months ended June 30, 1996, compared to $12.0 million for the six months ended June 30, 1995, an increase of $3.9 million or 32.6%. Growth in the Company's roamer revenue generally reflects increases in the Company's geographic coverage and the general subscriber growth in the industry. Roamer revenues as a percentage of total cellular revenues declined to 15.5% for the six months ended June 30, 1996, from 19.7% for the six months ended June 30, 1995, as a result of the 79.8% growth in subscriber revenues, which exceeded the 32.6% increase in roamer revenues. While the Company expects total roamer revenues to continue to increase, it expects its roamer revenues as a percentage of the total revenues to continue to decline. This trend should continue based upon the above mentioned factors and from the effects of the decline in reciprocal per minute roamer rates charged by carriers in the industry.

OPERATING EXPENSES

                                                    SIX MONTHS ENDED JUNE 30,
                                            ---------------------------------------
                                                     1996                    1995
                                            ----------------------         --------
                                            CELLULAR(1)     PCS            CELLULAR
                                            -----------     ---            --------
                                                       (IN THOUSANDS)
Cost of service . . . . . . . . . . . .     $ 17,977       $ 1,577          $12,132
Cost of equipment sales . . . . . . . .       11,552         3,240            8,890
General and administrative  . . . . . .       20,802         7,607           13,153
Sales and marketing . . . . . . . . . .       23,817         8,261           16,411
Depreciation and amortization . . . . .       31,549         1,885           21,900
                                            --------       -------          -------
     Total operating expenses . . . . .     $105,697       $22,570          $72,486
                                            ========       =======          =======

- --------------

(1) Includes expenses attributable to paging services

         The comparisons below only relate to the Company's cellular operations (which include paging operations for 1996).

         Cost of service increased to $18.0 million for the six months ended June 30, 1996, from $12.1 million for the six months ended June 30, 1995. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and maintain the Company's expanding wireless network. While cost of service increased $5.9 million or 48.2%, it decreased as a percentage of service revenues to 18.7% for the six months ended June 30, 1996, from 21.9% for the six months ended June 30, 1995, which is due primarily to efficiencies gained from the growing subscriber base. Service revenues include subscriber, roamer and other revenues.

         General and administrative costs increased to $20.8 million, which includes a one-time charge of $0.5 million for deferred compensation expense for the six months ended June 30, 1996 from $13.2 million for the six months ended June 30, 1995, an increase of $7.6 million or 58.2%. This increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. The increase in general and administrative costs exclusive of the one-time charge was $7.2 million or 54.7% over the six months ended June 30, 1995. Exclusive of the one-time charge, these costs continue to decline as a percentage of service revenues to 21.2% for the six months ended June 30, 1996, from 23.7% for the six months ended June 30, 1995, primarily due to improved efficiency and as a result of continuing economies of scale.

         Sales and marketing costs increased to $23.8 million for the six months ended June 30, 1996, from $16.4 million for the six months ended June 30, 1995, primarily due to net subscriber additions. Sales and marketing costs per net subscriber added increased to $476 for the six months ended June 30, 1996, from $460 for the six months ended June 30, 1995. Including the losses on equipment sales, the costs per net subscriber added increased to $587 for the six months ended June 30, 1996, from $564 for the six months ended June 30, 1995.

         Depreciation expense increased to $19.8 million for the six months ended June 30, 1996, from $13.7 million for the six months ended June 30, 1995. This increase of $6.1 million or 44.5%, is attributable to the continuing expansion of the Company's cellular systems. Amortization expense increased to $11.7 million for the six months ended June 30, 1996, from $8.2 million for the six months ended June 30, 1995. This $3.5 million or 42.7%, increase is primarily attributable to an increase in gross cellular licensing costs and other intangible assets.

         The majority of the PCS operating expenses of $22.6 million for the six months ended June 30, 1996 consist of start-up costs in the non-operating PCS MTAs of the Company. Accordingly, the operating expenses for PCS are not representative of future operations.

OPERATING LOSS

                                             SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------
                                             1996                       1995
                                   -------------------------          --------
                                   CELLULAR (1)       PCS             CELLULAR
                                   ----------         ---             --------
                                                  (IN THOUSANDS)
Operating loss. . . . . . . . .      $(3,580)       $(20,083)         $(11,789)
                                     =======        ========          ========

- ----------------

(1) Includes paging operations

         Total operating loss increased to $23.7 million for the six months ended June 30, 1996, from $11.8 million for the six months ended June 30, 1995, as a result of the $20.1 million operating loss attributable to PCS operations offset by the reduced cellular operating loss. Cellular operating loss improved to $3.6 million for six months ended June 30, 1996, from $11.8 million for the six months ended June 30, 1995, due to increased revenues, which exceeded increases in operating expenses.

OTHER INCOME (EXPENSE)

         Interest and financing expense increased to $17.0 million for the six months ended June 30, 1996, from $11.3 million for the six months ended June 30, 1995. The increase of $5.7 million or 50.2%, is primarily attributable to an increase in long-term debt, which increased to $446.5 million at June 30, 1996, from $287.8 million at June 30, 1995, to fund the Company's expansion, partially offset by a decrease in the weighted average interest rate to 8.5% for the six months ended June 30, 1996, from 9.2% for the six months ended June 30, 1995. The Company anticipates interest and financing expense to continue to increase due to the issuance of its Senior Subordinated Notes at 10.5% which were only outstanding for one month during the six months ended June 30, 1996.

EBITDA

                                             SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------
                                             1996                       1995
                                   -------------------------          --------
                                   CELLULAR (1)       PCS             CELLULAR
                                   ----------         ---             --------
                                                  (IN THOUSANDS)
EBITDA . . . . . .. . . . .         $27,969         $(18,198)          $10,111
                                    =======         ========           =======


- --------------------

(1) Includes paging operations

         Total EBITDA decreased to $9.8 million for the six months ended June 30, 1996, from $10.1 million for the six months ended June 30, 1995, as a result of increased cellular EBITDA offset by the $(18.2) million EBITDA attributable to PCS operations. Cellular EBITDA increased 177% to $28.0 million for the six months ended June 30, 1996, from $10.1 million for the six months ended June 30, 1995, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 29.1% for the six months ended June 30, 1996, from 18.2% for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's initial public offering (the "Equity Offering") became effective on May 22, 1996. Approximately 12.7 million shares of common stock were sold to the public, of which approximately 10.7 million shares were sold by the Company. The net proceeds to the Company of the Equity Offering was approximately $233.9 million. Simultaneously with the Equity Offering, the Company sold $200 million of senior subordinated debt (the "Debt Offering" and, together with the Equity Offering, the "Offerings") on the public market. The net proceeds to the Company of the debt offering after the underwriting discount, but before other offering expenses, was approximately $194 million.

         The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of the Company also has a $200 million credit facility (the "NORTEL" Facility and, together with the Credit Facility, the "Senior Secured Facilities") with Northern Telecom Inc. ("NORTEL"). As of June 30, 1996, $200 million and $43.8 million were outstanding under the Credit Facility and the NORTEL Facility, respectively, and the amounts available for borrowing under the Credit Facility and the NORTEL Facility were $185 million and $33 million, respectively. Indebtedness under the Credit Facility and the NORTEL Facility matures on March 31, 2005 and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness.

         The Company currently anticipates that it will require approximately $425 million to complete the build-out of its PCS systems through the end of 1998, and will require additional funds to finance the continued growth of its cellular operations, provide for working capital, service debt and finance potential acquisitions. The Company believes that the proceeds from its Offerings, together with the availability of financing under the Senior Secured Facilities will be sufficient to fund operating losses, capital expenditures and working capital necessary for the build-out of its PCS systems and the continued growth of its cellular operations through December 1998, although to the extent that the build-out of the PCS systems or the marketing costs incurred in connection with PCS customer growth are faster than expected, or if the Company takes advantage of acquisition opportunities, the Company may require additional funding to implement its business strategy.

         Net cash used in operating activities for the six months ended June 30, 1996, was $20.6 million. Adjustments to the $40.2 million net loss for such period to reconcile to net cash used in operating activities consisted of $34.0 million of depreciation and amortization. Other offsets included changes in operating assets and liabilities, net of effects from consolidating acquired interests, consisting primarily of a increase of $4.9 million in accounts receivable primarily as a result of increased subscriber base and an increase of $11.0 million in inventories as a result of the purchase of PCS handsets for the Honolulu, Salt Lake City, Albuquerque and Portland MTAs. Net cash used in operating activities was $0.1 million for the six months ended June 30, 1995. Adjustments to the $29.3 million net loss for such period to reconcile to net cash used in operating activities consisted primarily of $21.9 million of depreciation and amortization and $6.6 million of extraordinary loss on the early extinguishment of debt.

         Net cash used in investing activities was $203.3 million for the six months ended June 30, 1996. Investing activities for such period consisted primarily of purchases of wireless licenses and other of $77.4 million of which $66.1 million was attributable to the purchase of the Denver PCS MTA, purchases of property and equipment of $89.8 million of which $59.1 million was attributable to PCS capital expenditures and acquisitions of wireless properties, net of cash acquired which used cash of $40.1 million. Net cash used in investing activities was $216.4 million the six months ended June 30, 1995, the majority of which was comprised of the purchase of the Company's PCS licenses.

         Net cash provided by financing activities was $306.0 million for the six months ended June 30, 1996. Financing activities for such period consisted primarily of additions to long-term debt, which provided cash of $71.1 million net of $465.0 million in repayments and $12.7 million in fees and the issuance of stock in the Equity Offering which provided cash of $234.9 million. Net cash provided by financing activities was $220.7 million for the six months ended June 30, 1995.

         The Company holds a 49.9% limited partnership interest in Cook Inlet Western Wireless PV/SS PCS, L.P. ("Cook Inlet PCS"), an entity which was the high bidder for licenses in 13 Basic Trading Areas ("BTAs") in the Federal Communications Commission's ("FCC") C Block auctions. During a subsequent reauction by the FCC of certain C Block BTAs during July 1996, Cook Inlet PCS was the high bidder on one additional BTA. Cook Inlet PCS is subject to the FCC's Five Year Build-Out Requirement and will require significant additional funds to complete the build-out of its PCS systems and to meet the government debt service requirements on the license purchase prices. The potential sources of such additional funds include vendor loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. Currently, the Company is assisting Cook Inlet PCS in identifying potential sources of funds. Until such time as additional funding is provided to Cook Inlet PCS, the Company plans to advance such funds as required for Cook Inlet PCS to meet its operating needs.

         In the ordinary course of business, the Company continuously reviews potential acquisition opportunities and has entered into various joint development agreements with respect to international interests. Any such prospective acquisitions would be financed with the proceeds from the Offerings, borrowings under the Senior Secured Facilities or additional financing.

SEASONALITY

         The Company, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter the Company experiences greater losses on equipment sales and increases in sales and marketing expenses. The Company has historically experienced highest usage and revenue per subscriber during the summer months. The Company expects these trends to continue.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material, pending legal proceedings to which the Company or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         Effective May 14, 1996, the Company's predecessor, Western Wireless Corporation, a Delaware corporation ("WWC Delaware"), recapitalized by authorizing 300,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock (the "Recapitalization"). The Recapitalization created two classes of Common Stock with identical rights except for voting, Class A Common Stock having one vote per share, and Class B Common Stock having ten votes per share. Effective May 17, 1996, the Company reincorporated under the laws of the State of Washington through a merger of WWC Delaware with and into the Company (the "Reincorporation Merger"). The Company, at the time of the Reincorporation Merger, was a wholly-owned subsidiary of WWC Delaware. Descriptions of the Company's Common Stock and Preferred Stock are incorporated herein by reference to the "Description of Capital Stock" section of the Company's Registration Statement on Form S-1 (Commission File No. 333-2432).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent dated May 10, 1996, shareholders of the Company holding 15,510,506 of the 18,945,509 shares of common stock of the Company, or 81.9% of the then outstanding shares, approved the Recapitalization and the Reincorporation Merger. See Item 2 herein for brief descriptions of the Recapitalization and Reincorporation Merger.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit                    Description
           -------                    -----------

            3.1*        Amended and Restated Articles of Incorporation of the
                        Registrant

            3.2*        Bylaws of the Registrant

            4.1** Form of Indenture relating to the Registrant's Senior Subordinated Notes due 2006


            10.1 Second Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited Partnership Agreement by and among Western PCS BTA I Corporation, Western Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook Inlet Telecommunications, Inc., SS PCS Corporation and Providence Media Partners L.P. dated as of June 27, 1996

            27.1        Financial Data Schedule

            * Incorporated herein by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (Commission File No. 333-2432).

            ** Incorporated herein by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (Commission File No. 333-4229).

       (b) Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Western Wireless Corporation

    By  /s/  Theresa E. Gillespie          By  /s/ Nastashia Stoneman Press
             --------------------                  ------------------------
             Theresa E. Gillespie             Nastashia Stoneman Press
            Chief Financial Officer           Principal Accounting Officer

                             Dated: August 12, 1996