Form 10-Q
period 1996-09-30
WESTERN WIRELESS CORP
filed 1996-11-14
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
              FROM             TO


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


      WASHINGTON                                       91-1638901
---------------------------------             --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                             2001 NW Sammamish Road
                           Issaquah, Washington 98027
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (206) 313-5200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title                               Shares Outstanding as of October 31, 1996
       -----                               -----------------------------------------

Class A Common Stock, no par value                                 12,990,156
Class B Common Stock, no par value                                 56,453,403


                    Page 1 of 23 sequentially numbered pages

                          WESTERN WIRELESS CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                               TABLE OF CONTENTS


                                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              Consolidated Balance Sheets
              as of September 30, 1996, and December 31, 1995.............................    3

              Consolidated Statements Of Operations
              for the Three And Nine Months Ended September 30, 1996 and
              September 30, 1995..........................................................    4

              Consolidated Statements Of Cash Flows
              for the Nine Months Ended September 30, 1996 and September 30, 1995.........    5

              Notes To Consolidated Financial Statements..................................    6



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................   11

PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.................................................................   21

ITEM 2. CHANGES IN SECURITIES.............................................................   21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................................   21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................   21

ITEM 5. OTHER INFORMATION.................................................................   21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................   22

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        September 30, 1996     December 31, 1995
                                                                                        ------------------     -----------------

                                         ASSETS

Current assets:
     Cash and cash equivalents                                                             $    22,001             $   8,572
     Accounts receivable, net of allowance for doubtful accounts
        of  $3,624 and $2,800, respectively                                                     28,678                18,074
     Inventory                                                                                  19,627                 5,361
     Prepaid expenses and other current assets                                                   6,501                 4,001
     Deposit held by FCC                                                                        25,000                 1,500
                                                                                           -----------             ---------
        Total current assets                                                                   101,807                37,508

Property and equipment, net of accumulated depreciation
     of $92,136 and $53,423, respectively                                                      381,873               193,692
Licensing costs and other intangible assets, net of accumulated
     amortization of  $48,020 and $28,364, respectively                                        536,601               417,971
Investments in and advances to unconsolidated affiliates                                         9,975                 8,388
Other assets                                                                                       968                 1,469
                                                                                           -----------             ---------

                                                                                           $ 1,031,224             $ 659,028
                                                                                           ===========             =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $    11,808             $   7,568
     Accrued liabilities                                                                        29,327                16,659
     Construction accounts payable                                                              50,427                28,408
     Unearned revenue and customer deposits                                                      5,129                 3,301
                                                                                           -----------             ---------
        Total current liabilities                                                               96,691                55,936
                                                                                           -----------             ---------

Long-term debt, net of current portion                                                         529,665               362,487
                                                                                           -----------             ---------

Commitments and contingent liabilities (Note 5)

Shareholders' equity:
     Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
     Common stock, no par value, 300,000,000 shares authorized; Class A,
        12,948,158 and 0 shares issued and outstanding, respectively, and Class
        B, 56,485,792 and 58,047,235 shares
        issued and outstanding, respectively                                                   568,719               324,729
     Deferred compensation                                                                        (952)
     Deficit                                                                                  (162,899)              (84,124)
                                                                                           -----------             ---------
        Total shareholders' equity                                                             404,868               240,605
                                                                                           -----------             ---------

                                                                                           $ 1,031,224             $ 659,028
                                                                                           ===========             =========


          See accompanying notes to consolidated financial statements.

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended                       Nine months ended
                                                               September 30,                           September 30,
                                                      --------------------------------        --------------------------------
                                                          1996                1995                1996                1995
                                                      ------------        ------------        ------------        ------------

Revenues:
    Subscriber revenues                               $     48,724        $     29,466        $    127,875        $     73,017
    Roamer revenues                                         10,419               9,653              26,290              21,620
    Equipment sales and other revenue                        8,196               3,001              17,778               8,180
                                                      ------------        ------------        ------------        ------------
         Total revenues                                     67,339              42,120             171,943             102,817
                                                      ------------        ------------        ------------        ------------

Operating expenses:
    Cost of service                                         14,978               7,758              34,532              19,890
    Cost of equipment sales                                 13,403               5,392              28,195              14,282
    General and administrative                              17,557               7,820              45,966              20,973
    Sales and marketing                                     24,809              10,782              56,887              27,193
    Depreciation and amortization                           24,081              14,117              57,515              36,017
                                                      ------------        ------------        ------------        ------------
         Total operating expenses                           94,828              45,869             223,095             118,355
                                                      ------------        ------------        ------------        ------------

Operating loss                                             (27,489)             (3,749)            (51,152)            (15,538)
                                                      ------------        ------------        ------------        ------------

Other income (expense):
    Interest and financing expense, net                    (11,574)             (6,931)            (28,588)            (18,260)
    Other, net                                                 458                (455)                965                  55
                                                      ------------        ------------        ------------        ------------
         Total other income (expense)                      (11,116)             (7,386)            (27,623)            (18,205)
                                                      ------------        ------------        ------------        ------------

Loss before extraordinary item                             (38,605)            (11,135)            (78,775)            (33,743)
Extraordinary loss on early extinguishment
    of debt                                                                                                             (6,645)
                                                      ------------        ------------        ------------        ------------
         Net loss                                     $    (38,605)       $    (11,135)       $    (78,775)       $    (40,388)
                                                      ============        ============        ============        ============

Loss per common share before extraordinary item       $      (0.56)       $      (0.19)       $      (1.24)       $      (0.61)
Per common share effect of extraordinary item                                                                            (0.12)
                                                      ------------        ------------        ------------        ------------
Net loss per common share                             $      (0.56)       $      (0.19)       $      (1.24)       $      (0.73)
                                                      ============        ============        ============        ============
Weighted average common shares and common
     equivalent shares outstanding                      69,410,000          59,347,000          63,774,000          55,499,000
                                                      ============        ============        ============        ============


          See accompanying notes to consolidated financial statements.

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                                1996             1995
                                                                              ---------        ---------

Operating activities:
    Net loss                                                                  $ (78,775)       $ (40,388)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                             58,730           36,017
       Extraordinary loss on early extinguishment of debt                                          6,645
       Employee equity compensation                                                 877
       Other, net                                                                   836              847
       Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
              Accounts receivable, net                                          (10,029)          (5,791)
              Inventory                                                         (13,982)           1,092
              Prepaid expenses and other current assets                          (2,537)            (106)
              Accounts payable                                                    3,457             (365)
              Accrued liabilities                                                12,281            2,242
              Unearned revenue and customer deposits                              1,342            2,066
                                                                              ---------        ---------
           Net cash provided by (used in) operating activities                  (27,800)           2,259
                                                                              ---------        ---------

Investing activities:
    Purchase of property and equipment                                         (199,925)         (42,455)
    Purchase of wireless licenses and other                                     (82,118)        (135,524)
    Acquisition of wireless properties, net of cash acquired                    (40,079)         (57,267)
    Investments in and advances to unconsolidated affiliates                     (2,432)            (453)
    Purchase of subsidiary stock, including fees                                                  (5,843)
    Deposit held by FCC, net                                                    (23,500)
                                                                              ---------        ---------
           Net cash used in investing activities                               (348,054)        (241,542)
                                                                              ---------        ---------

Financing activities:
    Proceeds from issuance of common stock, net                                 235,044          143,059
    Additions to long-term debt                                                 632,000          378,000
    Payment of debt                                                            (465,026)        (276,942)
    Deferred financing costs                                                    (12,735)         (12,729)
    Loans from shareholders                                                                        3,842
                                                                              ---------        ---------
           Net cash provided by financing activities                            389,283          235,230
                                                                              ---------        ---------

Change in cash and cash equivalents                                              13,429           (4,053)

Cash and cash equivalents, beginning of period                                    8,572            7,787
                                                                              ---------        ---------

Cash and cash equivalents, end of period                                      $  22,001        $   3,734
                                                                              =========        =========


          See accompanying notes to consolidated financial statements.

                          WESTERN WIRELESS CORPORATION


                        NOTES TO CONSOLIDATED FINANCIAL
                                   (Unaudited)

    1.   ORGANIZATION AND BASIS OF PRESENTATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular communications systems. In addition to the cellular communications systems, the Company has acquired seven personal communications services ("PCS") licenses covering seven Metropolitan Trading Areas ("MTAs"). Between February and August 1996, the Company initiated service in the Honolulu, Salt Lake City, Albuquerque and Portland MTAs. The Company intends to initiate wireless services in the remaining three MTAs by the end of the first calendar quarter of 1997.

         The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it develops and constructs its PCS systems and builds a PCS customer base.

         The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1995, contained in the Company's Prospectus dated May 22, 1996.

    2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Net income (loss) per common share:

         Net income (loss) per common share is calculated using the weighted average number of shares of outstanding common stock and common stock equivalents during the period. As required by the Securities and Exchange Commission (the "SEC"), common shares issued by the Company in the year preceding the filing of an initial public offering have been included in the calculation of shares used in determining the net income (loss) per share as if they had been outstanding for the entire period prior to and including the interim period ended March 31, 1996, the effect of which is anti-dilutive. The calculation of shares used for periods subsequent to this interim period have been calculated based on the requirements of Accounting Principles Board Opinion Number 15. Due to the net loss of the three and nine months ended September 30, 1996, all options and warrants are anti-dilutive, thus primary and fully diluted loss per share are equal.

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

         Supplemental cash flow disclosure:

         Cash paid for interest (net of amounts capitalized) was $22.7 million and $14.8 million for the nine months ended September 30, 1996 and 1995, respectively.

                          WESTERN WIRELESS CORPORATION

                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

Non-cash investing and financing activities were as follows (in thousands):


                                                         NINE MONTHS ENDED
                                                         -----------------
                                                           SEPTEMBER, 30
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
Conversion of revolving debt to term debt.......     $200,000
Issuance of common stock in exchange for
  wireless properties...........................        7,117
Conversion of FCC deposit to wireless license ..                        $10,000
Exchange of shareholder loans and accrued
  interest for common stock.....................                         14,068

         During May 1995, the Company issued 896,210 shares of its common stock in exchange for minority interests in General Cellular Corporation, the Company's predecessor corporation.

         Capitalized Interest

         During the nine months ended September 30, 1996 and 1995, the Company capitalized interest in the amount of $3.3 million and $0.4 million, respectively, pertaining to the build out of its PCS markets.

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of (in thousands):

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1996               1995
                                                   ---------          ---------

Land, buildings and improvements .........          $   7,228         $   2,879
Wireless communications systems ..........            332,641           165,825
Furniture and equipment ..................             34,964            16,273
                                                    ---------         ---------
                                                      374,833           184,977

Less accumulated depreciation ............            (92,136)          (53,423)
                                                    ---------         ---------
                                                      282,697           131,554
Construction in progress .................             99,176            62,138
                                                    ---------         ---------
                                                    $ 381,873         $ 193,692
                                                    =========         =========

         Depreciation expense was $17.6 million and $8.6 million for the three months ended September 30, 1996, and 1995, respectively, and $39.0 million and $22.3 million for the nine months ended September 30, 1996, and 1995, respectively.


4. LONG-TERM DEBT:

Long-term debt consists of (in thousands):

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                     --------        --------

Credit Facility ................................     $ 45,000         $374,000
Term Loan ......................................      200,000
10-1/2% Senior Subordinated Notes Due 2006 .....      200,000
NORTEL Facility ................................       82,000           13,000
Other ..........................................        2,665            2,487
                                                     --------         --------
                                                     $529,665         $362,487
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

         In May 1996, the Company sold $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes"). The 2006 Notes mature on June 1, 2006. Interest accrues and is payable on each June 1 and December 1, commencing on December 1, 1996. The 2006 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The 2006 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions.

         The Company incurred costs that were deferred, in the amount of approximately $12.7 million. These costs, which related to the 2006 Notes issuance and the amendment to the Credit Facility, are being amortized using the effective interest method.

         A wholly owned subsidiary of the Company has a $200 million credit facility (the "NORTEL Facility") with Northern Telecom, Inc. ("NORTEL").

         At September 30, 1996 the unused portions of the NORTEL Facility and the Credit Facility were $118 million and $705 million, respectively.

         The aggregate amounts of principal maturities of the Company's debt are as follows (in thousands):


Three months ending December 31, 1996 ....................              $      0
Year ending December 31,
1997 .....................................................                    10
1998 .....................................................                 2,528
1999 .....................................................                    45
2000 .....................................................                12,149
Thereafter ...............................................               514,933
                                                                        --------
                                                                        $529,665
                                                                        ========

                          WESTERN WIRELESS CORPORATION

                                   (Unaudited)

5. COMMITMENTS AND CONTINGENT LIABILITIES:

         Commitments:

         During the nine months ended September 30, 1996, the Company entered into various new leases for PCS and cellular sites under operating lease agreements.

         Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of September 30, 1996, are summarized below (in thousands):



Three months ending December 31, 1996 .....................              $ 3,248
Year ending December 31,
1997 ......................................................               12,441
1998 ......................................................               11,204
1999 ......................................................                9,970
2000 ......................................................                8,969
THEREAFTER ................................................               12,497
                                                                         -------
                                                                         $58,329
                                                                         =======

         Purchase commitments:

         In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company, or a wholly owned subsidiary, has committed to purchase from various suppliers wireless communications equipment and services. The aggregate amount of these commitments total approximately $343.7 million. Of this amount approximately $17 million must be purchased by December 31, 1996 under one agreement. At September 30, 1996 the Company has ordered approximately $180 million under all of these agreements, of which approximately $60 million is outstanding. As of September 30, 1996, the $17 million requirement under one agreement has been met.

         The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business. In the aggregate, such commitments are not at prices in excess of current market value.

         Contingent liabilities

         The Company is involved in various lawsuits arising in the normal course of business, none of which is expected to have a material adverse effect on the Company's financial position, cash flows, liquidity or results of operations.

6. SHAREHOLDERS' EQUITY:

         During the second quarter of 1996, 10,664,800 shares of common stock were issued and approximately $233.9 million in net proceeds were received by the Company under a registration statement of the Company's Class A Common Stock filed with the SEC.

         During the third quarter of 1996, the Company issued 38,039 shares of its common stock and received $0.1 million of net proceeds as a result of vested employee stock options that were exercised.

                          WESTERN WIRELESS CORPORATION

                                   (Unaudited)

7. ACQUISITIONS:

         In June 1996, the Company purchased a Denver MTA PCS wireless license for approximately $66.1 million in cash. The transaction was accounted for as an asset purchase.

         In June 1996, the Company acquired the operations and the cellular license for the Kansas 3 RSA for approximately $4.1 million in cash. The transaction was accounted for using the purchase method.

8. RELATED PARTY TRANSACTIONS:

         Goldman, Sachs & Co.:

         In connection with the debt and equity offerings during the second quarter of 1996, the Company paid total underwriting fees of approximately $23.3 million. Goldman, Sachs & Co., an affiliate of a shareholder of the Company, was the lead underwriter on both offerings.

9. SUBSEQUENT EVENTS:

         Issuance of Senior Subordinated Notes:

         In October 1996 the Company sold $200 million principal amount of 10-1/2% Senior Subordinated Notes, which will mature on February 1, 2007 (the "2007 Notes"). Interest on the 2007 Notes accrues and is payable semi-annually on each February 1 and August 1, with payments commencing February 1, 1997. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions. The 2007 Notes are subordinate in right of payment to the Credit Facility and the NORTEL Facility.

         In connection with this issuance, the Company expects to incur costs that will be deferred in the amount of approximately $5.9 million.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's prospectuses. As a result of acquisitions, the Company's operating results for prior periods may not be indicative of future performance.

OVERVIEW

         The Company provides wireless communications services in the western United States through the ownership and operation of cellular communications systems in 73 Rural Service Areas and Metropolitan Statistical Areas. The Company has acquired broadband personal communications services ("PCS") licenses in seven Major Trading Areas ("MTAs"). Through September 30, 1996, the Company has commenced commercial operations in four of its PCS MTAs. A partnership in which the Company holds a 49.9% limited partnership interest has acquired broadband PCS licenses in 14 BTAs. These BTA's are not yet operational.

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

         As used herein, "EBITDA" represents operating income (loss) from operations before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the industry and should not be construed as an alternative to operating income (loss) (as determined in accordance with Generally Accepted Accounting Principles, "GAAP"), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Cellular EBITDA represents EBITDA from the Company's cellular operations.

         In the comparisons that follow, the Company has separately set forth certain information relating to cellular operations (including paging) and PCS operations. The Company believes that this is appropriate because its cellular systems have been operating for a number of years while its PCS systems did not commence operations until 1996, although the Company incurred start-up costs beginning in the third quarter of 1995 in connection with such PCS operations.

RESULTS OF OPERATIONS

         Results of Operations for the Three Months Ended September 30, 1996, Compared to Three Months Ended September 30, 1995

         The Company had 290,400 cellular subscribers at September 30, 1996. This represents a net increase of 26,200 or 9.9% growth in subscribers generated through the Company's distribution channels since June 30, 1996. At September 30, 1995, the Company had 174,400 cellular subscribers representing a net increase of 22,200 or 14.4% growth in subscribers generated through the Company's distribution channels from June 30, 1995. The Company had 17,600 PCS subscribers at September 30, 1996, representing a net increase of 11,200 or 175.0% growth in subscribers from June 30, 1996 generated through the Company's distribution channels.

REVENUES

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------
                                            1996            1995
                                   ------------------      --------
                                   CELLULAR     PCS        CELLULAR
                                   --------    ------      --------
                                         (IN THOUSANDS)
Subscriber revenues ..........     $46,475     $2,249       $29,466
Roamer revenues ..............      10,419                    9,653
Equipment sales ..............       3,093      3,866         3,001
Other revenues (1) ...........       1,237
                                   -------     ------       -------
     Total revenues ..........     $61,224     $6,115       $42,120
                                   =======     ======       =======

-------

(1) Primarily revenues from paging services

         Cellular subscriber revenues increased to $46.5 million for the three months ended September 30, 1996, from $29.5 million for the three months ended September 30, 1995. This $17.0 million or 57.7% increase is primarily due to the substantial growth in the number of subscribers from the comparable three month period in 1995, offset by a decline in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber was $55.86 for the three months ended September 30, 1996, as compared to $59.94 for the three months ended September 30, 1995. Historically the Company has experienced a relatively stable average monthly cellular subscriber revenue per subscriber, but now is experiencing some decline in that measure which is consistent with what the cellular industry has shown over the past few years. The Company anticipates this trend to continue through 1997.

         PCS subscriber revenues for the three months ended September 30, 1996, were $2.2 million. Average monthly PCS subscriber revenue per subscriber was $64.63 for the three months ended September 30, 1996. As the Company's PCS operations only began generating revenue during 1996, these results are not necessarily representative of future operations.

         Roamer revenues were $10.4 million for the three months ended September 30, 1996, compared to $9.7 million for the three months ended September 30, 1995, an increase of $0.7 million or 7.9%. Growth in the Company's roamer revenues generally reflects increases in the Company's geographic coverage and the general subscriber growth in the industry offset by the decline in reciprocal per minute roamer rates charged by carriers in the industry. Roamer revenues as a percentage of total cellular revenues declined to 17.0% for the three months ended September 30, 1996, from 22.9% for the three months ended September 30, 1995, as a result of the 57.7% growth in subscriber revenues which exceeded the 7.9% increase in roamer revenues. While the Company expects total roamer revenues to continue to increase, it expects the trend in its decline of roamer revenues as a percentage of the total revenues to continue based upon the above mentioned factors.


OPERATING EXPENSES


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------------------
                                           1996                       1995
                                  -----------------------     -------------------

                                  CELLULAR (1)      PCS        CELLULAR      PCS
                                  ------------   --------      --------     -----

                                                     (IN THOUSANDS)

Cost of service .............       $10,981       $ 3,997       $ 7,758
Cost of equipment sales .....         6,334         7,069         5,392
General and administrative ..        12,400         5,157         7,043       $777
Sales and marketing .........        13,706        11,103        10,735         47
Depreciation and amortization        16,386         7,695        14,053         64
                                    -------       -------       -------       ----
     Total operating expenses       $59,807       $35,021       $44,981       $888
                                    =======       =======       =======       ====

 ---------
(1) Includes expenses attributable to paging services

         Cellular Operating Expenses:

         Cost of service increased to $11.0 million for the three months ended September 30, 1996, from $7.8 million for the three months ended September 30, 1995. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and to maintain the Company's expanding wireless network. While cost of service increased $3.2 million or 41.5%, it decreased as a percentage of service revenues to 18.9% for the three months ended September 30, 1996, from 19.8% for the three months ended September 30, 1995, which is due primarily to efficiencies gained from the growing subscriber base. Service revenues include subscriber, roamer and other revenues.

         General and administrative costs increased to $12.4 million, for the three months ended September 30, 1996 from $7.0 million for the three months ended September 30, 1995, an increase of $5.4 million or 76.1%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base.

         Sales and marketing costs increased to $13.7 million for the three months ended September 30, 1996, from $10.7 million for the three months ended September 30, 1995, primarily due to net subscriber additions. Sales and marketing cost per gross subscriber added declined for the three months ended September 30, 1996, from the three months ended September 30, 1995. Although the Company noted a decline in the rate of churn for the three months ended September 30, 1996, from the three months ended September 30, 1995, the growing subscriber base resulted in a higher number of disconnected subscribers. This increase in the number of disconnected subscribers resulted in an increase in the cost per net subscriber added during the three months ended September 30, 1996 to $523 from $484 for the three months ended September 30, 1995. Including the losses on equipment sales, the cost per net subscriber added increased to $647 for the three months ended September 30, 1996 from $591 for the three months ended September 30, 1995.

         Depreciation expense increased to $10.6 million for the three months ended September 30, 1996, from $8.5 million for the three months ended September 30, 1995. This increase of $2.1 million or 24.7%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense increased to $5.8 million for the three months ended September 30, 1996, from $5.5 million for the three months ended September 30, 1995. This $0.3 million or 5.5%, increase is primarily attributable to an increase in gross cellular licensing costs and other intangible assets.

         PCS Operating Expenses:

         Total PCS operating expenses increased to $35.0 million for the three months ended September 30, 1996. A significant portion of each individual component of PCS operating expenses were start-up costs in the PCS MTAs in which the Company is not yet operational. Accordingly, the PCS operating expenses are not representative of future operations.

OPERATING LOSS


                                     THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------------
                                    1996                         1995
                            ----------------------       -----------------------

                            CELLULAR (1)      PCS        CELLULAR        PCS
                            ------------   --------      --------       --------

                                              (IN THOUSANDS)


Operating income (loss)       $1,417       $(28,906)       $(2,861)       $(888)
                              ======       ========        =======        =====

 ---------
(1) Includes paging operations

         Total operating income (loss) increased to $(27.5) million for the three months ended September 30, 1996, from $(3.7) million for the three months ended September 30, 1995, primarily as a result of the $(28.9) million operating loss attributable to PCS operations offset by the cellular operating income. For the three months ended September 30, 1996, the Company recognized its second quarter of cellular operating income of $1.4 million, an increase of $4.3 million from the $(2.9) million loss for the three months ended September 30, 1995, due to increased revenues, which exceeded increases in operating expenses.

OTHER INCOME (EXPENSE)

         Interest and financing expense, net of capitalized interest, increased to $11.6 million for the three months ended September 30, 1996, from $6.9 million for the three months ended September 30, 1995. The increase of $4.7 million or 68.1%, is primarily attributable to an increase in long-term debt, which increased to $529.7 million at September 30, 1996, from $302.5 million at September 30, 1995, to fund the Company's capital expenditures, and the issuance of its Senior Subordinated Notes at 10-1/2% Due 2006 which were outstanding during the entire three months ended September 30, 1996. Interest and financing expense will continue to increase due to the issuance of Senior Subordinated Notes Due 2007 at 10-1/2% that were issued subsequent to September 30, 1996.

EBITDA


                                  THREE MONTHS ENDED SEPTEMBER 30,
                        -------------------------------------------------------
                                       1996                      1995
                        --------------------------       ----------------------
                        CELLULAR (1)         PCS         CELLULAR         PCS
                        ------------      --------       --------       -------
                                          (IN THOUSANDS)

EBITDA...............     $17,803         $(21,211)       $11,192         $(824)
                          =======         ========        =======         =====

 ----------
(1) Includes paging operations

         EBITDA declined to $(3.4) million for the three months ended September 30, 1996, from $10.4 million for the three months ended September 30, 1995, primarily due to the $(21.2) million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 59.1% to $17.8 million for the three months ended September 30, 1996, from $11.2 million for the three months ended September 30, 1995, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 30.6% for the three months ended September 30, 1996, from 28.6% for the three months ended September 30, 1995.


Results of Operations for the Nine Months Ended September 30, 1996, Compared to Nine Months Ended September 30, 1995

         The Company had 290,400 cellular subscribers at September 30, 1996. This represents a net increase of 76,200 or 36.4% growth in subscribers generated through the Company's distribution channels for the nine months ended September 30, 1996. At September 30, 1995, the Company had 174,400 cellular subscribers. The Company had 17,600 PCS subscribers at September 30, 1996.

REVENUES

                              NINE MONTHS ENDED SEPTEMBER 30,
                          -------------------------------------
                                  1996                  1995
                          --------------------     ------------
                          CELLULAR         PCS         CELLULAR
                          --------       ------    ------------
                                    (IN THOUSANDS)


Subscriber revenues ..... $124,772       $ 3,103      $ 73,017
Roamer revenues .........   26,290                      21,620
Equipment sales .........    9,092         5,499         8,180
Other revenues (1) ......    3,187
                          --------       -------       -------
     Total revenues...... $163,341       $ 8,602      $102,817
                          ========       =======      ========


(1) Primarily revenues from paging services

         Cellular subscriber revenues increased to $124.8 million for the nine months ended September 30, 1996, from $73.0 million for the nine months ended September 30, 1995. This $51.8 million or 70.9%, increase is primarily due to the substantial growth in the number of subscribers from the comparable nine month period in 1995, offset by a 3.9% decrease in average monthly cellular subscriber revenue per subscriber to $55.06 in the period ended September 30, 1996, from $57.29 in the period ended September 30, 1995. Historically the Company has experienced a relatively stable average monthly cellular subscriber revenue per subscriber, but now is experiencing some decline in that measure which is consistent with what the cellular industry has shown over the past few years.

         PCS subscriber revenues for the nine months ended September 30, 1996 were $3.1 million. Average monthly PCS subscriber revenue per subscriber was $63.33 for the nine months ended September 30, 1996. As the Company's PCS operations only began generating revenue during 1996, these results are not necessarily representative of future operations.

         Roamer revenues were $26.3 million for the nine months ended September 30, 1996, compared to $21.6 million for the nine months ended September 30, 1995, an increase of $4.7 million or 21.6%. Growth in the Company's roamer revenues generally reflects increases in the Company's geographic coverage and the general subscriber growth in the industry offset by the decline in reciprocal per minute roamer rates charged by carriers in the industry. Roamer revenues as a percentage of total cellular revenues declined to 16.1% for the nine months ended September 30, 1996, from 21.0% for the nine months ended September 30, 1995, as a result of the 70.9% growth in subscriber revenues, which exceeded the 21.6% increase in roamer revenues. While the Company expects total roamer revenues to continue to increase, it expects the trend in its decline of roamer revenues as a percentage of the total revenues to continue based upon the above mentioned factors.


OPERATING EXPENSES


                                            NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------
                                            1996                        1995
                                   -----------------------       -------------------
                                    CELLULAR (1)    PCS          CELLULAR       PCS
                                    ------------   -------       --------       ----
                                                     (IN THOUSANDS)


Cost of service ................    $ 28,958       $ 5,574       $ 19,890
Cost of equipment sales ........      17,886        10,309         14,282
General and administrative .....      33,202        12,764         20,196       $777
Sales and marketing ............      37,523        19,364         27,146         47
Depreciation and amortization ..      47,935         9,580         35,953         64
                                    --------       -------       --------       ----
     Total operating expenses ..    $165,504       $57,591       $117,467       $888
                                    ========       =======       ========       ====

 ---------
(1) Includes expenses attributable to paging services


         Cellular Operating Expenses:

         Cost of service increased to $29.0 million for the nine months ended September 30, 1996, from $19.9 million for the nine months ended September 30, 1995. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and maintain the Company's expanding wireless network. While cost of service increased $9.1 million or 45.6%, it decreased as a percentage of service revenues to 18.8% for the nine months ended September 30, 1996, from 21.0% for the nine months ended September 30, 1995, which is due primarily to efficiencies gained from the growing subscriber base. Service revenues include subscriber, roamer and other revenues.

         General and administrative costs increased to $33.2 million for the nine months ended September 30, 1996, from $20.2 million for the nine months ended September 30, 1995, an increase of $13.0 million, or 64.4%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that vary with the number of subscribers. This increase is primarily due to the increase in costs associated with supporting the increased subscriber base.

         Sales and marketing costs increased to $37.5 million for the nine months ended September 30, 1996, from $27.1 million for the nine months ended September 30, 1995, primarily due to net subscriber additions. Sales and marketing cost per gross subscriber added declined for the nine months ended September 30, 1996, from the nine months ended September 30, 1995. Although the Company noted a decline in the rate of churn for the nine months ended September 30, 1996, from the nine months ended September 30, 1995, the growing subscriber base resulted in a higher number of disconnected subscribers. This increase in the number of disconnected subscribers resulted in an increase in the cost per net subscriber added during the nine months ended September 30, 1996 to $492 from $470 for the nine months ended September 30, 1995. Including the losses on equipment sales, the cost per net subscriber added increased to $608 for the nine months ended September 30, 1996 from $576 for the nine months ended September 30, 1995.

         Depreciation expense increased to $30.4 million for the nine months ended September 30, 1996, from $22.2 million for the nine months ended September 30, 1995. This increase of $8.2 million or 36.9%, is attributable to the continuing expansion of the Company's cellular systems. Amortization expense increased to $17.5 million for the nine months ended September 30, 1996, from $13.7 million for the nine months ended September 30, 1995. This $3.8 million or 27.7%, increase is primarily attributable to an increase in gross cellular licensing costs and other intangible assets.

         PCS Operating Expenses:

         Total PCS operating expenses increased to $57.6 million for the nine months ended September 30, 1996. A significant portion of each individual component of PCS operating expenses were start-up costs in the PCS MTAs not operational during all of the nine months ended September 30, 1996. Accordingly the PCS operating expenses are not representative of future operations.


OPERATING LOSS


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------
                                                1996                         1995
                                      ------------------------       -------------------
                                      CELLULAR (1)      PCS           CELLULAR       PCS
                                      ------------    --------       --------     ------
                                                            (IN THOUSANDS)


Operating loss.....................     $(2,163)       $(48,989)       $(14,650)   $(888)
                                        =======        ========        ========     =====


 ---------
(1) Includes paging operations

         Total operating loss increased to $51.2 million for the nine months ended September 30, 1996, from $15.5 million for the nine months ended September 30, 1995, as a result of the $49.0 million operating loss attributable to PCS operations offset by the reduced cellular operating loss. Cellular operating loss improved to $2.2 million for nine months ended September 30, 1996, from $14.7 million for the nine months ended September 30, 1995, due to increased revenues, which exceeded increases in operating expenses.

OTHER INCOME (EXPENSE)

         Interest and financing expense, net of capitalized interest, increased to $28.6 million for the nine months ended September 30, 1996, from $18.3 million for the nine months ended September 30, 1995. The increase of $10.3 million or 56.6%, is primarily attributable to an increase in long-term debt, which increased to $529.7 million at September 30, 1996, from $302.5 million at September 30, 1995, to fund the Company's expansion, and the issuance of its Senior Subordinated Notes at 10-1/2% Due 2006 which were outstanding during four months of the nine months ended September 30, 1996. Interest and financing expense will continue to increase due to the issuance of Senior Subordinated Notes Due 2007 at 10-1/2% that were issued subsequent to September 30, 1996.

EBITDA


                                     NINE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------------------------
                                1996                               1995
                     --------------------------           -----------------------
                       CELLULAR (1)      PCS              CELLULAR          PCS
                       ------------    --------           --------         ------
                                           (IN THOUSANDS)


EBITDA ............     $ 45,772       $(39,409)           $21,303         $(824)
                        ========       ========            =======         =====




(1) Includes paging operations

         Total EBITDA decreased to $6.4 million for the nine months ended September 30, 1996, from $20.5 million for the nine months ended September 30, 1995, as a result of increased cellular EBITDA offset by the $(39.4) million EBITDA attributable to PCS operations. Cellular EBITDA increased 114.9% to $45.8 million for the nine months ended September 30, 1996, from $21.3 million for the nine months ended September 30, 1995, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 29.7% for the nine months ended September 30, 1996, from 22.5% for the nine months ended September 30, 1995.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's initial public offering of common stock (the "Equity Offering") became effective on May 22, 1996. Approximately 12.7 million shares of common stock were sold to the public, of which approximately 10.7 million shares were sold by the Company. The net proceeds to the Company of the Equity Offering were approximately $233.9 million. Simultaneously with the Equity Offering, the Company sold $200 million of senior subordinated debt due 2006 (the "2006 Debt Offering") on the public market. The net proceeds to the Company of the debt offering after the underwriting discount, but before other offering expenses, were approximately $194 million. In October 1996 the Company sold $200 million of senior subordinated debt due 2007 (the "2007 Debt Offering" and together with the Equity Offering and the 2006 Debt Offering are collectively known as the "Offerings") in a transaction exempt from registration under the Securities Act of 1933. Currently the Company is offering to exchange the unregistered notes issued under the 2007 Debt Offering for notes which have been subsequently registered under the Securities Act of 1933. The net proceeds to the Company from the 2007 Debt Offering after the underwriting discount, but before other offering expenses, were approximately $194 million.

         The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of the Company also has a $200 million credit facility (the "NORTEL" Facility and, together with the Credit Facility, the "Senior Secured Facilities") with Northern Telecom Inc. ("NORTEL"). As of September 30, 1996, $245.0 million and $82.0 million were outstanding under the Credit Facility and the NORTEL Facility, respectively, and the amounts available for borrowing under the Credit Facility and the NORTEL Facility were $313.9 million and $25.7 million, respectively. Indebtedness under the Credit Facility and the NORTEL Facility matures on March 31, 2005, and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness.

         The Company currently anticipates that it will require approximately $350 million to complete the build-out of its PCS systems through the end of 1998, and will require additional funds to finance the continued growth of its cellular operations, provide for working capital, service debt and finance potential acquisitions. The Company believes that the proceeds from its Offerings, together with the availability of financing under the Senior Secured Facilities will be sufficient to fund operating losses, capital expenditures and working capital necessary for the build-out of its PCS systems and the continued growth of its cellular operations through December 1998, although to the extent that the build-out of the PCS systems or the marketing costs incurred in connection with PCS customer growth are faster than expected, or if the Company takes advantage of acquisition opportunities, the Company may require additional funding to implement its business strategy.

         Net cash used in operating activities for the nine months ended September 30, 1996, was $27.8 million. Adjustments to the $78.8 million net loss for such period to reconcile to net cash used in operating activities consisted of $58.7 million of depreciation and amortization. Other offsets included changes in operating assets and liabilities, net of effects from consolidating acquired interests, consisting primarily of a increase of $10.0 million in accounts receivable primarily as a result of increased subscriber base and an increase of $14.0 million in inventories as a result of the purchase of PCS handsets. Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 1995. Adjustments to the $40.4 million net loss for such period to reconcile to net cash used in operating activities consisted primarily of $36.0 million of depreciation and amortization and $6.6 million of extraordinary loss on the early extinguishment of debt.

         Net cash used in investing activities was $348.1 million for the nine months ended September 30, 1996. Investing activities for such period consisted primarily of purchases of wireless licenses and other of $82.1 million of which $66.1 million was attributable to the purchase of the Denver PCS MTA, purchases of property and equipment of $199.9 million of which $130.4 million was attributable to PCS capital expenditures and acquisitions of wireless properties, net of cash acquired which used cash of $40.1 million. Net cash used in investing activities was $241.5 million the nine months ended September 30, 1995, the majority of which was comprised of the purchase of the Company's PCS licenses.

         Net cash provided by financing activities was $389.3 million for the nine months ended September 30, 1996. Financing activities for such period consisted primarily of additions to long-term debt, which provided cash of $154.3 million net of $465.0 million in repayments and $12.7 million in fees and the issuance of stock, primarily under the Equity Offering, which provided cash of $235.0 million. Net cash provided by financing activities was $235.2 million for the nine months ended September 30, 1995.

         The Company holds a 49.9% limited partnership interest in Cook Inlet Western Wireless PV/SS PCS, L.P. ("Cook Inlet PCS"), an entity which was the high bidder for licenses in 13 Basic Trading Areas ("BTAs") in the Federal Communications Commission's ("FCC") C Block auctions. During a subsequent reauction by the FCC of certain C Block BTAs during July 1996, Cook Inlet PCS was the high bidder on one additional BTA. Cook Inlet PCS is subject to the FCC's Five Year Build-Out Requirement and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the license purchase prices. The potential sources of such additional amounts include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. There are no current agreements with respect thereto.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit      Description
      -------      -----------
      10.40*     Second Amendment to Block "C" Organization and Financing
                 Agreement and Cook Inlet Western Wireless PV/SS PCS L.P.
                 Limited Partnership Agreement by and among Western PCS BTA I
                 Corporation, Western Wireless Corporation, Cook Inlet PV/SS PCS
                 Partners, L.P., Cook Inlet Telecommunications Inc., SSPCS
                 Corporation and Providence Media Partners L.P. dated as of June
                 27, 1996.

      10.41*     Third Amendment to Block "C" Organization and Financing
                 Agreement and Cook Inlet Western Wireless PV/SS PCS L.P.
                 Limited Partnership Agreement by and among Western PCS BTA I
                 Corporation, Western Wireless Corporation, Cook Inlet PV/SS PCS
                 Partners, L.P., Cook Inlet Telecommunications Inc., SSPCS
                 Corporation and Providence Media Partners L.P. dated as of July
                 30, 1996.

      10.42*     General Agreement for Purchase of Cellular Systems between
                 Lucent Technologies Inc. and Western Wireless Corporation, dated September 16, 1996.

      10.43*     Amendment No. 1 to PCS 1900 Supply Agreement between Western
                 PCS Corporation and Northern Telecom Inc., dated July 25, 1996.

      10.44*     Amendment No. 2 to PCS 1900 Supply Agreement between Western
                 PCS Corporation and Northern Telecom Inc., dated July 25, 1996.

      27.1       Financial Data Schedule


         * Incorporated herein by reference to the exhibit filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-14859)


     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation


  By  /s/  Theresa E. Gillespie           By  /s/ Nastashia Stoneman Press
      ----------------------------            --------------------------------
           Theresa E. Gillespie                   Nastashia Stoneman Press
           Chief Financial Officer                Principal Accounting Officer


                              Dated: November 14, 1996