Form 10-K
period 1996-12-31
WESTERN WIRELESS CORP
filed 1997-03-31
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         WASHINGTON                                        91-1638901
------------------------------                 ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  2001 NW SAMMAMISH ROAD
   ISSAQUAH, WASHINGTON                                      98027
----------------------------------------       ---------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 (206) 313-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding as
                 Title                               of March 14, 1997
   ----------------------------------------------------------------------------
   Class A Common Stock, no par value                14,785,604
   Class B Common Stock, no par value                55,222,657

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale of such stock as of the close of trading on March 14, 1997, was $284,937,770.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: 1997 Proxy Statement - Part III.

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                TABLE OF CONTENTS

                                     PART I

Item 1. BUSINESS............................................................................................3

Item 2. PROPERTIES.........................................................................................19

Item 3. LEGAL PROCEEDINGS..................................................................................19

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................19

        EXECUTIVE OFFICERS OF THE REGISTRANT...............................................................20

                                                       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................22

Item 6. SELECTED FINANCIAL DATA............................................................................23

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.........................................................................................25

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................32

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE........................................................................................32

                                                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................33

Item 11. EXECUTIVE COMPENSATION............................................................................33

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................33

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................33

                                                      PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.................................34

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         Western Wireless Corporation (the "Company" or "Western Wireless") provides wireless communications services in the western United States. The Company owns, or has been the high bidder in recently concluded auctions of the Federal Communication Commission ("FCC") on, an aggregate of 182 cellular and personal communications services ("PCS") licenses for a geographic area covering approximately 63.9 million persons. In addition, Western Wireless has a 49.9 percent interest in Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS") which owns, or has been the high bidder in the recently concluded FCC auctions on, 21 PCS licenses covering approximately 12.7 million persons. Western Wireless combined cellular and PCS licenses, together with the Cook Inlet PCS licenses, cover approximately 59% of the land in the continental United States. In its cellular and PCS markets, the Company served 359,700 subscribers at December 31,1996.

         The Company operates its cellular systems under the CELLULAR ONE(R) brand name and operates its PCS markets under its proprietary VoiceStream(R) brand name. It owns and operates cellular systems in 59 Rural Service Areas ("RSAs") and 16 Metropolitan Statistical Areas ("MSAs") with an aggregate population of approximately 6.1 million persons. The Company holds or was the high bidder on 7 Major Trading Area ("MTA") broadband PCS licenses and 100 Basic Trading Area ("BTA") broadband PCS licenses covering approximately 62.8 million persons. The Company currently offers PCS service in six MTAs - Honolulu, Salt Lake City, EI Paso/Albuquerque, Portland, Oklahoma City, Des Moines/Quad Cities - and expects to begin offering service in the Denver MTA during the second quarter of 1997. During 1997, the Company expects to begin design and construction in the Seattle and Phoenix/Tucson BTAs. Each of the Company's operational PCS systems are utilizing Global System for Mobile Communications ("GSM") technology as the network standard. GSM is the leading digital wireless standard worldwide, with systems operating in approximately 110 countries and serving over 30 million subscribers, including systems operational in the United States.

         In addition, Western Wireless is engaged in activities related to its principal wireless communications business. The Company has acquired interests in entities which have made wireless license applications in certain foreign countries, including entities that have an interest in joint ventures which have obtained the GSM cellular licenses in the Republics of Latvia, Georgia and Ghana. During 1997, the joint venture commenced operations in the Republic of Latvia. The licenses of the Republics of Georgia and Ghana are not yet operational. In addition, since their acquisition in February 1996, the Company has operated paging systems in eight western states and currently serves approximately 29,000 customers.

         Western Wireless Corporation was formed in July 1994 as the result of a business combination (the "Business Combination") among various companies, including Markets Cellular Limited Partnership d/b/a Pacific Northwest Cellular, a Delaware limited partnership ("MCLP"), and General Cellular Corporation, a Delaware corporation ("GCC"). GCC commenced operations in 1989 and MCLP was formed in 1992. As a result of the Business Combination and a series of related transactions, Western Wireless Corporation became the owner of all of the assets of MCLP. Accordingly, all financial data relating to the Company herein with respect to periods after the date of the Business Combination reflect the operations of GCC and MCLP and all such data with respect to prior periods reflect only the operations of GCC, which, for accounting purposes, is considered Western Wireless Corporation's predecessor.

STRATEGY

         Historically, the Company has focused on the acquisition and operation of cellular communications systems in RSAs and small MSAs in the western United States. The Company's acquisition of PCS licenses enables it to significantly expand both its customer base and geographic coverage and to offer enhanced wireless communications services. The Company's initial focus with its PCS licenses has been, and will continue to be, to commence operations in the most densely populated areas within its PCS systems. The Company believes that cellular is the optimum technology for rural, less densely populated areas because they are less susceptible to competition and have a greater capacity for future growth than most major markets, and that PCS is the optimum technology for more densely populated urban areas where analog cellular systems are more expensive to deploy and face potential capacity constraints. The Company has entered markets at a relatively low cost, having purchased cellular licenses for an average of $45.68 per pop overall. The Company's PCS MTA licenses were purchased at an average of $10.81 per pop and the PCS BTA licenses were purchased at an average of $3.13 per pop, including the Company's ownership percentage in Cook Inlet PCS's licenses. "Pops" refers to the number of persons in a licensed area multiplied by the Company's ownership interest in the license for such licensed area.

         The Company's operating strategy has been to (i) achieve a critical time-to-market advantage by rapidly constructing and commencing operations of PCS systems in urban areas within selected PCS markets; (ii) continue to expand its operations through increased subscriber growth and usage; (iii) utilize its centralized management and back office functions to support the combined needs of its cellular and PCS subscribers, thereby further improving operating efficiencies and generating greater economies of scale; and (iv) selectively acquire cellular and PCS properties primarily in contiguous markets. The Company is implementing its strategy by continuing to build its PCS systems, offer a wide range of products and services at competitive prices, continually upgrade the quality of its network, establish strong brand recognition, create a strong sales and marketing program tailored to local markets and provide a superior level of customer service.

THE WIRELESS COMMUNICATIONS INDUSTRY

OVERVIEW

         Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular telephone, PCS and Enhanced Specialized Mobilized Radio ("ESMR") networks. Historically, each application has been licensed and operates in a distinct radio frequency block.

         Since its introduction in 1983, wireless service has grown dramatically. As of December 31, 1996 according to Cellular Telecommunications Industry Association ("CTIA") there were over 44.0 million wireless subscribers in the United States, representing a penetration rate of 17.0% and a growth rate of 30.4% from December 31, 1995.

         The following chart illustrates the annual growth in United States wireless subscribers through December 31, 1996:

                           U.S. WIRELESS SUBSCRIBERS

                          1984    1985    1986    1987   1988    1989
                          ----    ----    ----    ----   ----    ----

Millions of Subscribers   0.20    0.34    0.68    1.23      2       4


                          1990    1991    1992    1993   1994    1995    1996
                          ----    ----    ----    ----   ----    ----    ----
Millions of Subscribers     5       8       11      16     24      34      44

            Source: Cellular Telecommunications Industry Association

         The following table sets forth certain domestic wireless industry statistics derived from the data survey results published semi-annually by CTIA:

                                                                        Year Ended December 31,
                                                    -------------------------------------------------------------
                                                      1992         1993         1994         1995         1996
                                                    ---------    ---------    ---------    ---------    ---------
WIRELESS INDUSTRY STATISTICS

Total Service Revenues (in billions) ............    $    7.8     $   10.9     $   14.2     $   19.0     $   23.6
Ending Wireless Subscribers (in millions) .......        11.0         16.0         24.1         33.8         44.0
Subscriber Growth ...............................        46.0%        45.1%        50.8%        40.0%        30.4%
Average Monthly Service Revenue
    per Subscriber ..............................    $   70.13    $   67.13    $   59.08    $   54.90    $   50.61
Average Monthly Subscriber Revenue
    per Subscriber ..............................    $   61.40    $   58.74    $   51.48    $   47.59    $   44.66
Ending Penetration ..............................         4.4%         6.2%         9.4%        13.0%        17.0%

         These statistics represent results for the industry as a whole. Average Monthly Service Revenue per Subscriber reflects per subscriber revenue including roaming revenue, and Average Monthly Subscriber Revenue per Subscriber reflects per subscriber revenue excluding roaming revenue.

         In the wireless communications industry, there are two principal services licensed by the FCC for transmitting voice and data signals, "cellular services" and "PCS." Cellular service is the predominant form of wireless voice communications service currently available. The FCC has made available for cellular service a portion of the radio spectrum from 830-870 MHz. Cellular service is capable of providing high quality, high capacity service to and from mobile, portable and stationary telephones. Cellular handsets are affordable and easy to use and offer important benefits to both business and residential consumers. Fully equipped, multi-cell cellular systems are capable of handling thousands of calls at any given time and thus are capable of providing service to hundreds of thousands of subscribers in a given market. See "--Products and Services."

         Cellular systems are primarily analog based systems, although digital technology has been introduced in certain markets. Analog technology currently has several limitations, including lack of privacy and limited capacity. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy, and robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet). See "- Operation of Wireless Communications Systems."

         PCS is a term commonly used in the United States to describe a portion of radio spectrum (1850-1990 MHz). PCS spectrum was auctioned by the FCC beginning with the A and B Blocks, which were auctioned by the FCC in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC has recently concluded simultaneous auctions of the D, E and F Blocks. This portion of radio spectrum is to be used by PCS licensees to provide wireless communications services. PCS will initially compete directly with existing cellular telephone, paging and specialized mobile radio services. PCS will also include features that are not generally offered by cellular providers, such as data transmissions to and from portable computers, advanced paging services and facsimile services. The Company believes that PCS providers will be the first direct wireless competitors to cellular providers. In addition, wireless providers may offer mass market wireless local loop applications in competition with wired local communications services. See "--Governmental Regulation" for a discussion of the FCC auction process and allocation of wireless licenses.

         The Company, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. The Company has historically experienced highest usage and revenue per subscriber during the summer months. The Company expects these trends to continue.

OPERATION OF WIRELESS COMMUNICATIONS SYSTEMS

         Wireless communications system service areas, whether cellular or PCS, are divided into multiple cells. Due to the frequencies in which they operate, cellular cells generally have a wider transmission radius than PCS cells. In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (the "Cell Site").

The Cell Site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the cellular communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber's handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Wireless communications providers establish interconnection agreements with local exchange carriers and interexchange carriers, thereby integrating their system with the existing landline communications system.

         Because the signal strength of a transmission between a handset and a Cell Site declines as the handset moves away from the Cell Site, the switching office and the Cell Site monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another Cell Site where the signal strength is stronger. If a handset leaves the service area of a cellular or PCS system, the call is disconnected unless there is a technical connection with the adjacent system.

         Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may be used wherever a subscriber is located, as long as a cellular system is operational in the area. Cellular system operators normally agree to provide service to subscribers from other cellular systems who are temporarily located in or traveling through their service areas. Agreements among system operators provide that the carrier that normally provides services to the roaming subscriber pays the serving carrier at rates prescribed by the serving carrier.

         Although PCS and cellular systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. As a result, and as discussed further below, it currently is not possible for users of one type of system to "roam" on a different type of system outside of their service area, or to hand off calls from one type of system to another. This will also be true for PCS subscribers seeking to roam in a PCS service area served by operators using different technical standards.

         PCS systems will operate under one of three principal digital signal transmission technologies, or standards, that have been proposed by various operators and vendors for use in PCS systems: GSM, Code Division Multiple Access ("CDMA") or Time Division Multiple Access ("TDMA"). GSM and TDMA are both "time division-based" standards but are incompatible with each other and with CDMA. Accordingly, a subscriber of a system that utilizes GSM technology is currently unable to use a GSM handset when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset that permits the subscriber to use the analog cellular system in that area. Such dual-mode handsets are not yet commercially available and will be more expensive than single-mode handsets.

CELLULAR OPERATIONS

         The Company operates cellular systems in 59 RSAs and 16 smaller MSAs, and generally owns 100% of each of its cellular licenses. In these rural and small urban markets, the Company's cellular systems cover large geographic areas with relatively few Cell Sites, incorporating cost efficient technology.

         The Company's experience is that several inherent attributes of RSAs and small MSAs make such markets attractive. Such attributes include high subscriber growth rates, population bases of customers with substantial needs for wireless communications, the ability to cover larger geographic areas with fewer Cell Sites than is possible in urban areas, less intense competitive environments and less vulnerability to PCS competition.

CELLULAR MARKETS AND SYSTEMS

        The Company owns FCC licenses to provide wireless cellular communications services in 75 separate markets. The Company's pops by cellular market are as follows:

    CELLULAR                                     OWNERSHIP          THE COMPANY'S
   MARKETS (1)             POPULATION (2)        PERCENTAGE         POPULATION (2)
------------------        ---------------      --------------      ----------------
California
Mono (CA-8)                       30,000            100                     30,000
                          ---------------                          ----------------
   California Total               30,000                                    30,000
                          ---------------                          ----------------
Colorado
Pueblo                           127,000            100                    127,000
Elbert (CO-5)                     28,000            100                     28,000
Saguache (CO-7)                   46,000            100                     46,000
Kiowa (CO-8)                      44,000            100                     44,000
Costilla (CO-9)                   27,000            100                     27,000
                          ---------------                          ----------------
   Colorado Total                272,000                                   272,000
                          ---------------                          ----------------
Idaho
Idaho (ID-2) (3)                  78,000            100                     78,000
                          ---------------                          ----------------
   Idaho Total                    78,000                                    78,000
                          ---------------                          ----------------
Iowa
Sioux City                       119,000            100                    119,000
Monona (IA-8)                     54,000            100                     54,000
                          ---------------                          ----------------
   Iowa Total                    173,000                                   173,000
                          ---------------                          ----------------
Kansas
Jewell (KS-3)                     50,000            100                     50,000
Marshall (KS-4)                  145,000            100                    145,000
Elisworth (KS-8)                 129,000            100                    129,000
Morris (KS-9)                     57,000            100                     57,000
Franklin (KS-10)                 107,000            100                    107,000
Reno (KS-14)                     170,000            100                    170,000
                          ---------------                          ----------------
   Kansas Total                  658,000                                   658,000
                          ---------------                          ----------------
Minnesota
Kittson (MS-1)                    50,000            100                     50,000
Lake of the Woods
 (MN-2-A1)                        25,000            100                     25,000
                          ---------------                          ----------------
   Minnesota Total                75,000                                    75,000
                          ---------------                          ----------------
Missouri
Bates (MO-9)                      75,000            100                     75,000
                          ---------------                          ----------------
   Missouri Total                 75,000                                    75,000
                          ---------------                          ----------------
Montana
Billings                         133,000             97                    129,000
Great Falls                       83,000            100                     83,000
Lincoln (MT-1)                   151,000            100                    151,000
Toole (MT-2)                      39,000            100                     39,000
Malta (MT-3)                      15,000             49                      7,000
Daniels (MT-4)                    39,000            100                     39,000
Mineral (MT-5)                   196,000            100                    196,000
Deer Lodge (MT-6)                 65,000            100                     65,000
Fergus (MT-7)                     29,000            100                     29,000
Beaverhead (MT-8)                 96,000            100                     96,000
Carbon (MT-9)                     34,000            100                     34,000
Prairie (MT-10)                   20,000            100                     20,000
                          ---------------                          ----------------
   Montana Total                 900,000                                   888,000
                          ---------------                          ----------------

     CELLULAR                           OWNERSHIP      THE COMPANY'S
   MARKETS (1)        POPULATION (2)    PERCENTAGE     POPULATION (2)
------------------- ----------------- -------------  -----------------
Nevada
Humbolt (NV-1)                46,000      100                  46,000
Lander (NV-2)                 59,000      100                  59,000
Mineral (NV-4)                30,000      100                  30,000
White Pine (NV-5)             15,000      100                  15,000
                    -----------------                -----------------
   Nevada Total              150,000                          150,000
                    -----------------                -----------------
New Mexico
Lincoln (NM-6)               240,000      100                 240,000
                    -----------------                -----------------
   New Mexico
     Total                   240,000                          240,000
                    -----------------                -----------------
North Dakota
Bismarck                      89,000       99                  88,000
Fargo                        167,000      100                 167,000
Grand Forks                  105,000      100                 105,000
Divide (ND-1)                101,000      100                 101,000
Bottineau (ND-2)              58,000      100                  58,000
McKenzie (ND-4)               62,000      100                  62,000
Kidder (ND-5)                 47,000      100                  47,000
                    -----------------                -----------------
  North Dakota
     Total                   629,000                          628,000
                    -----------------                -----------------
South Dakota
Rapid City                   117,000      100                 117,000
Sioux Falls                  140,000       99                 139,000
Harding (SD-1)                36,000      100                  36,000
Corson (SD-2)                 22,000      100                  22,000
McPherson (SD-3)              52,000      100                  52,000
Marshall (SD-4)               65,000      100                  65,000
Custer (SD-5)                 25,000      100                  25,000
Haakon (SD-6)                 38,000      100                  38,000
Sully (SD-7)                  66,000      100                  66,000
Kingsbury (SD-8)              73,000      100                  73,000
Harrison (SD-9)               93,000      100                  93,000
                    -----------------                -----------------
  South Dakota
     Total                   727,000                          726,000
                    -----------------                -----------------
Texas
Abilene                      154,000      100                 154,000
Lubbock                      233,000      100                 233,000
Midland                      124,000       96                 119,000
Odessa                       132,000       96                 127,000
San Angelo                   107,000      100                 107,000
Parmer (TX-3)                150,000      100                 150,000
Gaines (TX-8)                140,000      100                 140,000
Hudspeth (TX-12)              26,000      100                  26,000
Reeves (TX-13)                32,000      100                  32,000
Loving (TX-14)                49,000      100                  49,000
                    -----------------                -----------------
   Texas Total             1,147,000                        1,137,000
                    -----------------                -----------------
Nebraska
Lincoln                      233,000      100                 233,000
Cherry (NE-2)                 30,000      100                  30,000
Knox (NE-3)                  113,000      100                 113,000
Grant (NE-4)                  35,000      100                  35,000
Keith (NE-6)                 109,000      100                 109,000
Hall (NE-7)                   90,000      100                  90,000
Chase (NE-8)                  56,000      100                  56,000
Adams (NE-9)                  79,000      100                  79,000
Cass (NE-10)                  84,000      100                  84,000
                    -----------------                -----------------
   Nebraska Total            829,000                          829,000
                    -----------------                -----------------



                                      7.1

     CELLULAR                         OWNERSHIP       THE COMPANY'S
   MARKETS (1)       POPULATION (2)   PERCENTAGE      POPULATION (2)
------------------- --------------- --------------  ------------------
Wyoming
Casper                      63,000       100                   63,000
Sheridan (WY-2)             76,000       100                   76,000
Douglas (WY-5)              12,000        49                    6,000
                    ---------------                      -------------
   Wyoming Total           151,000                            145,000
                    ---------------                      -------------
Cellular Total           6,134,000                          6,104,000
                    ===============                      =============

(1) Excludes three markets containing a population of 370,000 in which the Company operates under an Interim Operating Authority ("IOA").

(2) Estimated 1997 populations are based on 1995 estimates by Equifax adjusted by the Company by a growth factor based upon Equifax's growth factors from 1990 to 1995.

(3) The population for Idaho 2 includes 5,000 persons in Idaho 3 which the Company has construction permits to build Cell Sites under its Idaho 2 license.



                                     7.2

PCS OPERATIONS

         The Company owns, or has been the high bidder on, 107 PCS licenses, covering approximately 62.8 million persons, including 100 licenses covering approximately 43.5 million persons for which the Company was the higher bidder in the FCC auction of PCS licenses designated as D and E Blocks, which concluded during 1997.

         The Company has completed initial construction and commenced commercial operations of its PCS systems in the Honolulu, Salt Lake City, El Paso/Albuquerque, Portland, Oklahoma City and Des Moines/Quad Cities MTAs, and is constructing the initial phase of its PCS system in the Denver MTA which the Company expects to become operational during the second quarter of 1997. In 1997, the Company intends to begin design and construction of PCS systems in the Seattle and Phoenix/Tucson BTAs, for which it was the high bidder in the FCC D and E Block auctions. The Company has not yet finalized its construction plans for all of the licenses for which it was the high bidder in the D and E auctions.

         The Company believes its PCS service offerings are broader than those generally offered by cellular systems in the Company's PCS markets. PCS service offerings initially include all of the services typically provided by cellular systems, as well as paging, caller identification, text messaging, smart cards, voice mail, over-the-air activation and over-the-air subscriber profile management.

         The Company's goal is to achieve significant market penetration by aggressively marketing competitively priced PCS services under its proprietary VoiceStream brand name, offering enhanced services not generally provided by cellular operators and providing superior customer service. In addition, the Company is structured to be a low-cost provider of PCS services by taking advantage of the existing business infrastructure and business experience established in connection with its cellular operations, including centralized management, marketing, billing and customer service functions, and by focusing on efficient customer acquisition and retention. See "--Products and Services."

         The Company's experience is that PCS technology is better suited to urban areas than rural areas and has cost advantages relative to cellular technology in urban areas. PCS Cell Sites operate at a higher frequency and lower power than cellular Cell Sites and, therefore, typically have a smaller coverage area. Unlike in rural areas, wireless systems in urban areas require substantial frequency "reuse" to provide high capacity. The coverage advantage that cellular frequencies and analog technology enjoy in rural areas is not present in urban areas because analog cellular technology does not provide efficient frequency reuse. As a result, the higher frequency, lower power, digital PCS systems are likely to provide greater capacity in urban areas.

         The Company has selected GSM as the digital standard for its PCS system because the Company believes it has significant advantages over the other competing digital standards, including the experience of years of proven operability in Europe and Asia, enhanced features not presently available with other standards and an open system architecture that will allow the Company to choose from a variety of equipment options and providers. GSM is the leading digital wireless standard in the world, with over 30 million customers in 110 countries. The GSM digital standard also has been selected by other PCS licensees which, together with the Company, would cover over 260 million persons representing approximately 98% of the US population.

         The Company has entered into roaming agreements or letters of intent with all of the MTA licensees which have chosen to deploy the GSM standard in their PCS markets in the United States which will provide for roaming by the Company's PCS subscribers into these carriers' PCS markets, and vice versa, when such systems are operational. The Company also has reciprocal roaming agreements or letters of intent with 35 international carriers who have chosen to deploy the GSM standard. The Company anticipates entering into similar agreements with other domestic and international carriers who deploy the GSM standard and with other cellular carriers.

PCS MARKETS AND SYSTEMS

         The Company owns, or was the high bidder on 107 FCC licenses to provide wireless PCS communications services in the markets listed below. The MTA licenses owned by the Company are 30 MHz blocks in the A and B Blocks and the BTA licenses are 10 MHz blocks in the D and E Blocks. See "--Governmental Regulation--Licensing of PCS Systems.

PCS MTA MARKETS          PCS BTA MARKETS         POPULATION(1)     PCS MTA MARKETS      PCS BTA MARKETS        POPULATION(1)
---------------          ---------------         -------------     ---------------      ---------------        -------------
Honolulu . . . . . . . . . . . . . . . . . . . . .  1,234,000      San Francisco
                                                                                        San Francisco . . . . . .  6,896,000
Portland . . . . . . . . . . . . . . . . . . . . .  3,527,000
                                                                   Spokane
Salt Lake City . . . . . . . . . . . . . . . . . .  3,071,000                           Billings  . . . . . . . .    314,000
                                                                                        Great Falls . . . . . . .    170,000
Denver   . . . . . . . . . . . . . . . . . . . . .  4,500,000                           Walla Walla . . . . . . .    172,000
                                                                                        Kennewick-Pasco . . . . .    185,000
El Paso/Albuquerque  . . . . . . . . . . . . . . .  2,433,000                           Missoula  . . . . . . . .    167,000
                                                                                        Lewiston  . . . . . . . .    129,000
Oklahoma City  . . . . . . . . . . . . . . . . . .  1,957,000                           Butte . . . . . . . . . .     69,000
                                                                                        Bozeman . . . . . . . . .     80,000
Des Moines/Quad Cities(2)  . . . . . . . . . . . .  3,078,000                           Kalispell . . . . . . . .     72,000
                                                                                        Helena  . . . . . . . . .     69,000
                         Clinton-Sterling  . . . .    148,000
                         Burlington  . . . . . . .    140,000      Wichita
                         Mason City  . . . . . . .    115,000                           Wichita . . . . . . . . .    636,000
                         Marshalltown  . . . . . .     54,000                           Salina  . . . . . . . . .    140,000
                                                                                        Hutchinson  . . . . . . .    122,000
Seattle
                         Seattle-Tacoma  . . . . .  3,117,000      Tulsa
                         Olympia-Centralia . . . .    333,000                           Coffeyville . . . . . . .     60,000

Phoenix                                                            Omaha
                         Phoenix . . . . . . . . .  2,772,000                           Lincoln . . . . . . . . .    326,000
                         Tucson  . . . . . . . . .    752,000                           Grand Island  . . . . . .    145,000
                         Yuma  . . . . . . . . . .    143,000                           Norfolk . . . . . . . . .    110,000
                         Prescott  . . . . . . . .    139,000                           North Platte  . . . . . .     85,000
                         Flagstaff . . . . . . . .    119,000                           Hastings  . . . . . . . .     71,000
                         Sierra Vista-Douglas  . .    114,000                           McCook  . . . . . . . . .     33,000
                         Nogales . . . . . . . . .     38,000      Kansas City
                                                                                        Manhattan . . . . . . . .    134,000
San Antonio
                         San Antonio . . . . . . .  1,749,000      Minneapolis
                         Corpus Christi  . . . . .    544,000                           Fargo . . . . . . . . . .    306,000
                         McAllen . . . . . . . . .    561,000                           Grand Forks . . . . . . .    211,000
                         Brownsville-Harlin  . . .    342,000                           Sioux Falls . . . . . . .    226,000
                         Laredo  . . . . . . . . .    195,000                           Bismarck  . . . . . . . .    125,000
                                                                                        Aberdeen  . . . . . . . .     85,000
                                                                                        Mitchell  . . . . . . . .     83,000
                                                                                        Watertown . . . . . . . .     72,000
                                                                                        Bemidji . . . . . . . . .     64,000
                                                                                        Huron . . . . . . . . . .     52,000





PCS MTA MARKETS          PCS BTA MARKETS        POPULATION(1)      PCS MTA MARKETS        PCS BTA MARKETS        POPULATION(1)
---------------          ---------------         -------------     ---------------        ---------------        -------------
Dallas                                                             Chicago
                         Austin  . . . . . . . . .  1,086,000                             Jacksonville  . . . . . .     69,000
                         Amarillo  . . . . . . . .    400,000      Little Rock
                         Abilene . . . . . . . . .    258,000                             Little Rock . . . . . . .    921,000
                         Odessa (3)  . . . . . . .    229,000                             Fort Smith  . . . . . . .    305,000
                         San Angelo  . . . . . . .    167,000                             Fayetteville  . . . . . .    262,000
                         Midland (3) . . . . . . .    129,000                             Jonesboro . . . . . . . .    172,000
                         Paris . . . . . . . . . .     93,000                             Pine Bluff  . . . . . . .    154,000
                         Clovis  . . . . . . . . .     83,000                             Hot Springs . . . . . . .    129,000
                         Brownwood . . . . . . . .     61,000                             Russellville  . . . . . .     91,000
                         Hobbs . . . . . . . . . .     59,000                             Harrison  . . . . . . . .     82,000
                         Big Spring  . . . . . . .     36,000

                                                                   Cincinnati
St. Louis                                                                                 Dayton-Springfield  . . .  1,242,000
                         St. Louis . . . . . . . .  2,829,000
                         Carbondale-Marion . . . .    208,000      Richmond
                         Columbia  . . . . . . . .    200,000                             Norfolk-VA Beach  . . . .  1,818,000
                         Cape Girardeau  . . . . .    187,000                             Richmond-Petersburg . . .  1,213,000
                         Quincy-Hannibal . . . . .    175,000                             Danville  . . . . . . . .    169,000
                         Poplar Bluff  . . . . . .    154,000                             Lynchburg . . . . . . . .    161,000
                         Jefferson City  . . . . .    151,000                             Staunton-Waynesburo . . .    108,000
                         Mount Vernon  . . . . . .    116,000                             Martinsville  . . . . . .     93,000
                         Rolla . . . . . . . . . .    106,000                                                       ==========
                         West Plains . . . . . . .     72,000                              PCS Total                62,808,000(4)
                         Kirksville  . . . . . . .     54,000                                                       ==========

Milwaukee
                         Milwaukee . . . . . . . .  1,810,000

Cleveland
                         Cleveland-Akron . . . . .  2,936,000
                         Canton  . . . . . . . . .    528,000
                         Youngstown-Warren . . . .    493,000
                         Erie  . . . . . . . . . .    284,000
                         Mansfield . . . . . . . .    228,000
                         Sandusky  . . . . . . . .    137,000
                         Sharon  . . . . . . . . .    122,000
                         East Liverpool-Salem  . .    113,000
                         Ashtabula . . . . . . . .    102,000
                         Meadville . . . . . . . .     86,000


(1) Estimated 1997 populations are based on 1995 estimates by Equifax adjusted by the Company by a growth factor based upon Equifax's growth factors from 1990 to 1995.
(2) "Quad Cities" refers to the cities of Moline and Rock Island Illinois, and Bettendorf and Davenport, Iowa.
(3)   The Company was the high bidder on two 10 MHz licenses in these BTAs.
(4) Total PCS populations reflected here are net of the Des Moines/Quad Cities BTA markets which overlap the Des Moines/Quad Cities MTA market.

         The Company has a 49.9 percent partnership interest in Cook Inlet PCS, which owns PCS licenses for 14 BTAs covering approximately 3.4 million persons, and was the high bidder for 7 PCS licenses covering approximately 9.3 million persons in the FCC auction of PCS licenses designated as F Block, which concluded during 1997. Cook Inlet PCS is a Delaware limited partnership ultimately controlled by Cook Inlet Region, Inc., an Alaska Native Regional Corporation, which qualifies Cook Inlet PCS for additional benefits available to a small business. Cook Inlet PCS has begun to construct its PCS system in the Tulsa BTA, which is expected to be operational in the third quarter of 1997. Cook Inlet PCS has not yet finalized its construction plans for the other licenses that it owns or those for which it was the high bidder in the FCC's F Block auction.

         Cook Inlet PCS owns, or was the high bidder on, FCC licenses to provide wireless PCS communications services in 21 separate markets. The BTA licenses owned by Cook Inlet PCS are 30 MHz blocks in the C Block except as noted below. See "--Governmental Regulation--Licensing of PCS Systems."


PCS MTA MARKETS         PCS BTA MARKETS                                                              POPULATION (1)
----------------        ----------------                                                             -------------
Seattle
                        Seattle-Tacoma (2)......................................................     3,117,000
                        Yakima .................................................................       247,000
                        Bremerton ..............................................................       251,000
                        Wenatchee ..............................................................       198,000
                        Aberdeen ...............................................................        91,000
                        Port Angeles ...........................................................        93,000
                        Bellingham (2)..........................................................       155,000

Spokane
                        Spokane ................................................................       715,000
                        Walla Walla ............................................................       172,000

Phoenix
                        Phoenix (2).............................................................     2,772,000
                        Tucson (2)..............................................................       752,000

Dallas
                        Temple (2)..............................................................       317,000
                        Wichita Falls ..........................................................       207,000
                        Sherman-Dennison .......................................................       159,000

Tulsa
                        Tulsa ..................................................................       913,000
                        Muskogee ...............................................................       159,000
                        Coffeyville ............................................................        60,000
                        Bartlesville ...........................................................        49,000

Kansas City
                        Pittsburg (2)...........................................................        40,000

Minneapolis
                        Worthington ............................................................        96,000

Cincinnati
                        Cincinnati (2)..........................................................     2,104,000
                                                                                                   ===========
                                                                                Total               12,717,000
                                                                                                   ===========

(1) Estimated 1997 populations are based on 1995 estimates by Equifax adjusted by the Company by a growth factor based upon Equifax's growth factors from 1990 to 1995.
(2) Represents a 10 MHz license for which it was the higher bidder in the F Block. See "--Governmental Regulation--Licensing of PCS Systems."

PRODUCTS AND SERVICES

         The Company provides a variety of wireless products and services designed to match a range of needs for business and personal use.

CELLULAR

         The Company offers its subscribers high quality cellular communications, as well as several custom calling services, such as call forwarding, call waiting, conference calling, voice message storage and retrieval and no-answer transfer. In addition, all subscribers can access local government emergency services from their cellular handsets (with no air time charge) by dialing 911. The Company will continue to evaluate new products and services that may be complementary to its wireless operations. The Company has designed several pricing options to meet the varied needs of its customer base. Most options consist of a fixed monthly charge (with varying allotments of included minutes, in some cases), plus additional variable charges per minute of use. In addition, in most cases the Company separately charges for its custom calling features.

         The Company provides extended regional and national service to cellular subscribers in its markets, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes, through its membership in North American Cellular Network ("NACN") and other regional networking arrangements. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States, Canada, Puerto Rico and the Virgin Islands. The Company also has special roaming arrangements with certain cellular carriers in areas adjacent to the Company's markets that provide the Company's customers attractive rates when roaming in these surrounding areas.

PCS

         The Company is currently operating PCS systems in the Honolulu, Salt Lake City, El Paso/Albuquerque, Portland, Oklahoma City and Des Moines/Quad Cities MTAs and will offer PCS services in the Denver MTA and selected BTAs using the GSM standard. The Company currently offers several distinct services and features in its PCS systems, including:

Enhanced Features--The Company's PCS systems offer caller identification, call hold, voice mail, numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

Messaging and Wireless Data Transmission--Digital networks offer voice and data communications, including text messaging, through a single handset. The Company believes that, as data transmission services develop, a number of uses for such services will emerge.

Call Security and Privacy--Sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

Smart Card--"Smart" cards, programmed with the user's billing information and a specified service package, allow subscribers to obtain PCS connectivity automatically, simply by inserting their smart cards into compatible PCS handsets.

Over-the-Air Activation and Over-the-Air Subscriber Profile Management--The Company is able to transmit changes in the subscriber's feature package, including mobile number assignment and personal directory numbers, directly to the subscriber's handset.

Extended Battery Performance--Digital handsets are capable of entering into a "sleep" mode when not in use, significantly extending the handset's battery performance. In addition, because the Company's PCS systems utilize tightly spaced, low power transmitters, less power is required to transmit calls, thereby further extending battery performance.

Roaming--Subscribers will be able to roam in substantial portions of the United States, either on other GSM-based PCS systems operated by current licensees or by using dual-mode handsets that can be used on existing cellular systems. The Company has entered into roaming agreements which allow its PCS customers to roam on cellular systems. The Company has been advised by the manufacturers of dual-mode handsets that such handsets will be commercially available in significant quantities in 1998 and it has entered into agreements with suppliers to acquire dual-mode handsets when available.

MARKETING, SALES AND CUSTOMER SERVICE

         The Company's sales and marketing strategy is to generate continued net subscriber growth and increased subscriber revenues. In addition, the Company targets a customer base which it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers. The Company markets its services under nationally recognized and proprietary brand names, and sells its products and services through a combination of direct and indirect distribution channels.

MARKETING

         The Company markets its cellular products and services in all markets principally under the name CELLULAR ONE. CELLULAR ONE, the first national brand name in the cellular industry, is currently utilized by a national coalition of cellular licensees in the 50 states with a combined estimated population of over 173 million. The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a fraction of the cost of what could be achieved by the Company alone.

         The Company markets its PCS products and services under its proprietary VoiceStream brand name. The Company's objective is to develop brand recognition of VoiceStream through substantial advertising and direct marketing in each of its PCS markets. In marketing its PCS services, the Company intends to emphasize the enhanced features, privacy and competitive pricing of such services. Initially, the Company intends to concentrate its PCS marketing efforts primarily on businesses and individuals "on-the-go," which would benefit from integrated mobile voice, messaging and wireless data transmission capabilities, and subscribers with substantial needs for wireless communications, who would benefit from enhanced features and services.

SALES

         The Company sells its products and services through a combination of direct and indirect channels. The Company operates 162 local sales offices (which also serve as retail sales locations), including 102 under the CELLULAR ONE brand name, 14 under the Phones-To-Go brand name and 46 under the VoiceStream brand name, and utilizes a direct sales force of over 850 persons based out of these offices, who are trained to educate new customers on the features of its products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels.

         The Company believes that its local sales offices provide the physical presence in local markets necessary to position the Company as a quality local service provider, and give the Company greater control over both its costs and the sales process. The Company also utilizes indirect sales through an extensive network of national and local merchant and specialty retailers. The Company intends to continue to use a combination of direct and indirect sales channels, with the mix depending on the demographics of each particular market.

         In addition, the Company acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and in accordance with general industry practice.

CUSTOMER SERVICE

         Customer service is a significant element of the Company's operating philosophy. The Company is committed to attracting and retaining subscribers by providing consistently superior customer service. At its headquarters in Issaquah, Washington, the Company maintains a highly sophisticated monitoring and control system, a staff of customer service personnel and a well-trained technical staff to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

         The Company implements credit check procedures at the time of sale and continuously monitors customer churn (the rate of subscriber attrition). The Company believes that it helps manage its churn through an outreach program by its sales force and customer service personnel. This program not only enhances subscriber loyalty, but also increases add-on sales and customer referrals. The outreach program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

         In February 1997, the Company announced plans to build a customer call center in Albuquerque, New Mexico. The facility is slated to open during the second half of 1997. This facility, along with the Company's current customer call center in

Issaquah, Washington, will support the Company's current cellular and PCS customers and will be able to support the Company's expected subscriber growth for the foreseeable future. As these customer call centers are in different regions of the country, they will also provide backup for one another in case of natural disaster, which will allow the Company to maintain continuous customer service.

SUPPLIERS AND EQUIPMENT VENDORS

         The Company does not manufacture any of the handsets or Cell Site equipment used in the Company's operations. The high degree of compatibility among different manufacturer's models of handsets and Cell Site equipment allows the Company to design, supply and operate its systems without being dependent upon any single source of such equipment. The handsets and Cell Site equipment used in the Company's operations are available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future. The Company currently purchases handsets primarily from Motorola, Inc., Ericsson Inc. and Nokia Telecommunications, Inc. The Company currently purchases Cell Site and switching equipment primarily from Northern Telecom, Inc., Lucent Technologies, Inc. and Nokia Telecommunications, Inc.

COMPETITION

         Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced wireless communications operators who may be able to offer subscribers certain network advantages similar to those offered by the Company.

         The Company has one cellular competitor in each of its cellular markets including CommNet Cellular Inc., Aliant Communications, Inc., United States Cellular Corporation ("US Cellular"), Kansas Cellular, Southwestern Bell Mobile Systems and AirTouch Cellular Communications, Inc. ("AirTouch"), and there will be six PCS licenses in each of its markets. Currently, the Company's principal competitors in its PCS business are Sprint Spectrum L.P., PCS PrimeCo L.P. and AT&T Wireless Services Inc. ("AT&T Wireless"), as well as the two existing cellular providers in its PCS markets. The Company also competes with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers. Potential users of cellular systems may, however, find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. In the future, cellular service may also compete more directly with traditional landline telephone service providers.

         The Company's PCS business will directly compete with existing cellular service providers in its PCS markets, many of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company and who may upgrade their systems to provide comparable services in competition with the Company's PCS systems. These cellular competitors include AT&T Wireless, AirTouch and US Cellular.

         The FCC requires all cellular and PCS licensees to provide service to "resellers." A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with the Company's systems. With respect to PCS licensees, the resale obligations terminate five years after the last group of initial licenses of currently allotted PCS spectrum is awarded.

         In the future, in its cellular and PCS markets the Company expects to face increased competition from entities providing other communications technologies and services, including digital mobile communications systems on existing Specialized Mobile Radio ("SMR") frequencies, referred to as ESMR, and satellite-based telecommunications systems. Although some of these technologies and services are currently operational, others are being developed or may be developed in the future.

         Continuing technological advances in communications and FCC policies that encourage the development of new spectrum-based technologies may result in new technologies that compete with cellular and PCS systems. In addition, the Omnibus Budget Reconciliation Act of 1993 requires, among other things, the allocation to commercial use of a portion of 200 MHz of the spectrum currently reserved for government use. It is possible that some portion of the spectrum that is reallocated will be used to create new land-mobile services or to expand existing land-mobile services.

GOVERNMENTAL REGULATION

         The FCC regulates the licensing, construction, operation, acquisition and sale of cellular and PCS systems in the United States pursuant to the Communications Act of 1934 (the "Communications Act" ), as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

LICENSING OF CELLULAR COMMUNICATIONS SYSTEMS

         A cellular communications system operates under a protected geographic service area license granted by the FCC for a particular market on one of two frequency blocks allocated for cellular service. One license for each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market and is called the wireline or "B" band license and the other license is called the non-wireline or "A" band license. Following notice of completion of construction, a cellular operator obtains initial operating authority. Cellular authorizations are issued generally for a 10-year term beginning on the date of the grant of the initial construction permit. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the Cellular Geographic Service Area or CGSA. A cellular licensee has the exclusive right to serve the entire area that falls within the licensee's MSA or RSA for a period of five years after grant of the licensee's construction permit. At the end of the five-year period, however, the licensee's exclusive CGSA rights become limited to the area actually served by the licensee as of that time, as determined pursuant to a formula adopted by the FCC. After the five-year period any entity may apply to serve portions of the MSA or RSA not being served by the licensee. The five year exclusivity period has expired for most licensees and parties have filed unserved area applications, including some in the Company's markets.

         Near the conclusion of the 10-year license term, licensees must file applications for renewal of licenses to obtain authority to renew their license. The FCC has adopted specific standards to apply to cellular renewals, under which standard the FCC will award a renewal expectancy to a cellular licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

         Cellular radio service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC has also provided guidelines respecting cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities.

         Cellular and PCS systems are subject to certain FAA regulations respecting the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to the Company's activities. The Company uses common carrier point to point microwave facilities to connect Cell Sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

         The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service ("CMRS" ) or any private mobile radio service ("PMRS"), which CMRS includes cellular (and PCS) service.

TRANSFERS AND ASSIGNMENTS OF CELLULAR LICENSES

         The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a construction permit or license for a cellular system. Subject to FCC approval, a license or permit may be transferred from a nonwireline entity to a wireline entity, or vice versa. Non-controlling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. Any acquisition or sale by the Company of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as any state or local regulatory authorities having competent jurisdiction.

         In addition, the FCC's rules prohibit the alienation of any ownership interest in an RSA application, or an entity holding such an application, prior to the grant of a construction permit. For unserved cellular areas, no change of control may take place until after the FCC has granted both a construction permit and a license and the licensee has provided service to the public for at least one year. These restrictions affect the ability of prospective purchasers, including the Company, to enter into agreements for RSA and unserved area acquisitions prior to the lapse of the applicable transfer restriction periods. The restriction on sales of interests in RSA and unserved area applications and on agreements for such sales should not have a greater effect on the Company than on any other prospective buyer.

LICENSING OF PCS SYSTEMS

         In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. As many as six licensees will compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. A PCS license will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses. During 1997, the last of these auctions was completed. The high bidder for each of these licenses has been announced, but the licenses for the D, E and F Block licenses have not yet been awarded.

         Under the FCC's current rules specifying spectrum aggregation limits affecting broadband PCS licensees, no entity may hold licenses for more than 45 MHz of PCS, cellular and SMR services regulated as CMRS where there is significant overlap in any geographic area (significant overlap will occur when at least ten percent of the population of the PCS licensed service area is within the CGSA(s) and/or SMR service area(s)).

         The Company owns cellular licenses serving markets that are wholly or partially within the Denver MTA, resulting in the Company exceeding the FCC's current 45 MHz CMRS crossownership restriction described above. The Company has a period of time after acquisition of the Denver MTA in which to comply with this ownership restriction. In the event that this restriction is not waived or revised, the Company will be obligated to divest sufficient portions of its PCS market or its cellular holdings to come into compliance with the rules. The Company does not believe such restriction or any actions the Company is required to take to comply therewith will have a material adverse effect on the Company.

         All PCS licenses will be granted for a 10-year period, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. All 30 MHz PCS licensees, including the Company, must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

         FCC rules restrict the voluntary assignments or transfers of control of C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the same eligibility criteria. Any transfers or assignments during the entire 10 year initial license term are subject to unjust enrichment penalties, i.e., forfeiture of any bidding credits and acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. In the case of the C and F Blocks, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

         For a period of up to five years after the grant of a PCS license (subject to extension), a PCS licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate its PCS systems efficiently and with adequate population coverage, the Company will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted (i) a transition plan to relocate such microwave operators to other spectrum blocks and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. The FCC is considering shortening the voluntary negotiation period by one year and lengthening the mandatory negotiation period by one year for PCS licensees in the C, D, E and F Blocks. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations.

TRANSFERS AND ASSIGNMENTS OF PCS LICENSES

         The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by the Company of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

FOREIGN OWNERSHIP

         Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Because the Company itself does not hold any FCC license but instead controls other companies which themselves hold the licenses (which is the current and intended structure), up to 25% of the Company's capital stock may be owned or voted by non-US. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Alien ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. If foreign ownership of the Company were to exceed the 25% level, the FCC could revoke the Company's FCC licenses, although the Company could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce the Company's foreign ownership percentage in order to avoid the loss of its licenses. The Company has no knowledge of any present foreign ownership in violation of these restrictions.

TELECOMMUNICATIONS ACT OF 1996 AND OTHER RECENT INDUSTRY DEVELOPMENTS

         On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") was signed into law, substantially revising the regulation of communications. The goal of the Telecommunications Act is to enhance competition and remove barriers to market entry, while deregulating the communications industry to the greatest extent possible. To this end, local and long-distance communications providers will, for the first time, be able to compete in the other's market, and telephone and cable companies will likewise be able to compete. To facilitate the entry of new carriers into existing markets, the Telecommunications Act imposes certain interconnection and equal access requirements on incumbent carriers. Additionally, all communications carriers providing interstate communications services must contribute to the federal universal service support mechanisms that the FCC will establish. The Company cannot predict the outcome of the FCC's rulemaking proceedings to promulgate regulations to implement the new law or the effect of the new regulations on cellular service or PCS, and there can be no assurance that such regulations will not adversely affect the Company's business or financial condition.

         At present, cellular providers, other than the regional Bell operating companies, have the option of using only one designated long distance carrier. The Telecommunications Act codifies the policy that CMRS providers will not be required to provide equal access to long distance carriers. The FCC, however, may require CMRS carriers to offer unblocked access (i.e., implemented by the subscriber's use of a carrier identification code or other mechanisms at the time of placing a call) to the long distance provider of a subscriber's choice. The FCC has terminated its inquiry into the imposition of equal access requirements on CMRS providers.

         On July 26, 1996, the FCC released a Report and Order establishing timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. By late 1997, cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. Assuming a cost recovery mechanism is in place, by mid-1998 such providers must have completed actions enabling them to relay a caller's automatic number identification and Cell Site, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. State actions incompatible with the FCC rules are subject to preemption.

         On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to PBXs and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided whether such fixed services should be subjected to universal service obligations, or how they should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

         On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act of 1996. The FCC's decision is lengthy and complex and is subject to petitions for reconsideration and judicial review (as described below), and its precise impact is difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with local exchange carriers ("LECs") and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. The FCC's decision gives it broad authority to regulate on the intrastate level, but states may impose additional procompetitive rules beyond the minimum federal guidelines. Under these guidelines, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has also established for use by states a benchmark maximum range of 0.2-0.4 cents per minute for end office termination pending further cost-based studies, and subject to a possible "true-up" payment later. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination of calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which have been consolidated in the US Court of Appeals for the Eighth Circuit. The Court has temporarily stayed the effective date of the pricing rules (including the benchmark maximum of 0.2 - 0.4 cents described above) until more permanent relief can be fashioned.

         The FCC recently adopted rules on telephone number portability which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider.

INTELLECTUAL PROPERTY

         CELLULAR ONE is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership comprised of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULAR ONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 1996 the Company paid approximately $110,000 and $144,000, in licensing and advertising fees, respectively, under these agreements. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers, and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. The licensing agreements that the Company has entered into are for original five-year terms expiring on various dates. Assuming compliance by the Company with the provisions of the agreements, each of these agreements may be renewed at the Company's option for three additional five-year terms.

         Western Wireless and VoiceStream are service marks owned by the Company and registered with the United States Patent and Trademark Office. "Tele-Waves," a service mark owned by one of the Company's subsidiaries, is registered with the United States Patent and Trademark Office and is the service mark under which the Company provides its paging services.

EMPLOYEES AND LABOR RELATIONS

         The Company considers its labor relations to be good and, to the Company's knowledge, none of its employees is covered by a collective bargaining agreement. As of December 31, 1996 the Company employed a total of approximately 2,470 people in the following areas:

Category                                                     Number of Employees
--------                                                     -------------------
Sales and marketing ................................................    1,300
Engineering ........................................................      440
General and administration, including customer service .............      730

ITEM 2. PROPERTIES

         In addition to the direct and attributable interests in cellular, PCS and paging licenses and other similar assets discussed previously, the Company leases its principal executive offices (consisting of approximately 116,000 square feet) located primarily in Issaquah, Washington. The Company and its subsidiaries and affiliates also lease and own locations for inventory storage, microwave, Cell Site and switching equipment and local sales and administrative offices. The Company is currently seeking additional space in or near Issaquah to support the growth of its principal executive offices.

         The Company leases a distribution center in Denver, which stores and distributes handset inventory for all of the Company's cellular and PCS operations. The facility has adequate space to support the growth of the Company's distribution network which will grow with the expansion of the Company's PCS markets.

         In February 1997, the Company announced plans to build a customer call center in Albuquerque, New Mexico. The approximately 65,000 square foot facility is slated to open during the second half of 1997. This facility, along with the Company's current customer call center in Issaquah, Washington, is expected to support the Company's anticipated subscriber growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         There are no material, pending legal proceedings to which the Company or any of its subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the executive officers and key personnel of the Company are listed below along with their business experience during the past five years. The business address of all officers of the Company is 2001 NW Sammamish Road, Issaquah, Washington 98027. All of these individuals are citizens of the United States. Executive officers of the Company are appointed by the Board of Directors. No family relationships exist among any of the executive officers of the Company, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

NAME                               AGE       POSITION
----                               ---       --------
John W. Stanton                    41        Chairman, Director and Chief Executive Officer
Donald Guthrie                     41        Vice Chairman and Chief Financial Officer (1)
Robert R. Stapleton                38        President
Mikal J. Thomsen                   40        Chief Operating Officer
Theresa E. Gillespie               44        Senior Vice President (1)
Alan R. Bender                     42        Secretary, Senior Vice President and General Counsel
Cregg B. Baumbaugh                 40        Senior Vice President - Corporate Development
Timothy R. Wong                    41        Vice President - Engineering
Robert P. Dotson                   36        Vice President - Marketing
Bradley J. Horwitz                 41        Vice President - International
Nastashia Stoneman Press           36        Principal Accounting Officer


(1) Ms. Gillespie was the Chief Financial Officer until February 25, 1997, at which time Mr. Guthrie was appointed the Chief Financial Officer and Ms. Gillespie was appointed Senior Vice President.

         John W. Stanton has been a director, Chairman of the Board and Chief Executive Officer of the Company since its formation in July 1994. Mr. Stanton has been Chief Executive Officer of GCC since March 1992, and was Chairman of the Board of GCC from March 1992 to December 1995. Mr. Stanton has served as Chairman of the Board and Chief Executive Officer of PN Cellular, Inc. ("PN Cellular"), the former General Partner of MCLP since its formation in October 1992. Mr. Stanton served as a director of McCaw Cellular Communications, Inc. ("McCaw") from 1986 to 1994, and as a director of LIN Broadcasting Corporation ("LIN Broadcasting") from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw, serving as Vice-Chairman of the Board of McCaw from 1988 to September 1991 and as Chief Operating Officer of McCaw from 1985 to 1988. Mr. Stanton is also a member of the Board of Directors of Advanced Digital Information Corporation and SmarTone (Hong Kong). In addition, Mr. Stanton is a trustee of Whitman College, a private college. Mr. Stanton is currently Second Vice Chairman of the Cellular Telephone Industry Association ("CTIA").

         Donald Guthrie has been Vice Chairman of the Company since November 1995. Effective February 25, 1997, Mr. Guthrie was appointed Chief Financial Officer of the Company. From 1986 to October 1995 he served as Senior Vice President and Treasurer of McCaw and, from 1990 to October 1995 he served as Senior Vice President--Finance of LIN Broadcasting.

         Robert R. Stapleton has been President of the Company since its formation in July 1994, and President of GCC since November 1992. From August 1989 to November 1992, he served in various positions with GCC, including Chief Operating Officer and Vice President of Operations. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with AirTouch Communications.

         Mikal J. Thomsen has been Chief Operating Officer of the Company since its formation in July 1994. Mr. Thomsen was a director and Chief Operating Officer of MCLP and its predecessor from its inception in 1991 until the Company's formation in July 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990.

         Theresa E. Gillespie was Chief Financial Officer of the Company since its formation in July 1994 until February 25, 1997 at which time she was appointed Senior Vice President. Ms. Gillespie was Chief Financial Officer of MCLP and its predecessor since its inception in 1991 until the Company's formation in July 1994. Ms. Gillespie has been Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since 1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw. From 1975 to 1986 she was employed by a national public accounting firm.

         Alan R. Bender has been Secretary, Senior Vice President and General Counsel of the Company since its formation in July 1994. Mr. Bender joined GCC in April 1990, as Senior Counsel, and was named Secretary in June 1990, General Counsel in August 1990 and Vice President in March 1992. From 1988 to 1990, Mr. Bender was Vice President and Senior Counsel of a subsidiary of PacifiCorp Inc.

         Cregg B. Baumbaugh has been Senior Vice President--Corporate Development of the Company since its formation in July 1994. From November 1989 through the present, he has served in various positions with GCC, including Vice President--Business Development. From 1986 to 1989, Mr. Baumbaugh was employed by The First Boston Corporation.

         Timothy R. Wong has been Vice President--Engineering of the Company since January 1996. From 1990 to 1995 Mr. Wong held various positions at U S WEST Cellular, serving as Executive Director--Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992, and Manager--Systems Design from 1990 to 1991.

         Robert P. Dotson has been Vice President--Marketing of the Company since May 1996. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.

         Bradley J. Horwitz has been Vice President--International of the Company and President of Western Wireless International Corporation, a subsidiary of the Company, since November 1995. From 1983 to 1995 Mr. Horwitz held various positions at McCaw, serving as Vice President--International Operations from 1992 to 1995, Director--Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990. Mr. Horwitz is currently a member of the Board of Directors of SmarTone (Hong Kong).

         Nastashia Stoneman Press has been Principal Accounting Officer since December 1995. Ms. Press was Controller of the Company from its formation in July 1994 to December 1995 and Controller of MCLP from April 1992 to the Company's formation in July 1994. From 1989 to 1992, Ms. Press was Controller of Institutional Communications Company. From 1983 to 1989, she held various accounting and finance positions at MCI Communications Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company commenced its initial public offering on May 22, 1996 at a price to the public of $23.50 per share. Since that date, the Company's Class A Common Stock has been traded over-the-counter on the NASDAQ National Market System under the symbol WWCA. There currently is no established public trading market for the Company's Class B Common Stock. The following table sets forth the quarterly high and low bid quotations for the Class A Common Stock in the over-the-counter market, as quoted by NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 1996                                                             High       Low
 ----                                                             ----       ---
 Second quarter (from May 22, 1996) .......................    $25 1/2   $19 7/8
 Third quarter.............................................    $22 1/8   $13 3/4
 Fourth quarter..............................................  $18 1/8       $13

         As of March 14, 1997, there were approximately 130 and 109 shareholders of record of the Company's Class A and Class B Common Stock, respectively. The Company has never declared or paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. In addition, certain provisions of the Senior Secured Facilities (as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources") and the indentures of its public debt offerings contain restrictions on the Company's ability to declare and pay dividends on its Common Stock. The Company has never declared or issued dividends.

         The table below sets forth the sales of unregistered equity securities made by the registrant in 1996:

   Title and Amount of Security                      Date of Sale                 Exemption (1)
   ----------------------------                      ------------                 -------------
     88,567 shares of Class B Common Stock       February 1996                       (2)
    515,561 shares of Class B Common Stock       February 1996                       (3)
     79,748 shares of Class B Common Stock       February 1996                       (4)
      1,938 shares of Class B Common Stock       January through August 1996         (5)

(1) Except where noted, all sales were private placements made in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933 as amended. No underwriting was involved.

(2) Issued to an officer in consideration for $999,950. See "Certain Relationships and Related Transactions."

(3) Issued to the shareholders of Palouse Paging, Inc. ("Palouse") in consideration for all of the issued and outstanding stock of Palouse. See "Certain Relationships and Related Transactions."

(4) Issued to the shareholders of Sawtooth Paging, Inc. ("Sawtooth"), other than the Company, in consideration for the shares of stock of Sawtooth representing the 55% ownership interest in Sawtooth not held by the Company. See "Certain Relationships and Related Transactions."

(5) Issued upon exercise of stock options for total proceeds of $3,120, pursuant to Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial and operating data for the Company as of and for each of the four years in the period ended December 31, 1996 which was derived from the Company's consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. The table also sets forth certain unaudited selected consolidated financial and operating data for the Company as of and for the nine months ended December 31, 1992. In March 1992, GCC reorganized under Chapter 11 of the U.S. Bankruptcy Code and, as part of the reorganization, GCC adopted fresh-start reporting in conformity with procedures specified by the American Institute of Certified Public Accountants Statement of Position 90-70. All financial data relating to the Company herein with respect to periods after the date of the Business Combination reflect the combined operations of GCC and MCLP and all such data with respect to prior periods reflect only the operations of GCC, which, for accounting purposes, is considered Western Wireless Corporation's predecessor. Accordingly, the financial data of the Company for the periods subsequent to the Business Combination are not comparable to financial data for prior periods. See Note 12 to the Company's consolidated financial statements for pro forma information presenting the results of operations of the Company as if the Business Combination occurred on January 1, 1994. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                                                                                                     NINE MONTHS
                                                                     YEAR ENDED DECEMBER 31,                             ENDED
                                                     ------------------------------------------------------------    DECEMBER 31,
                                                         1996            1995            1994            1993            1992
                                                     ------------    ------------    ------------    ------------    ------------
                                                                     (dollars in thousands, except per share data)
CONSOLIDATED STATEMENTS OF
    OPERATIONS DATA:

Revenues:
    Subscriber revenues ..........................   $    182,441    $    105,430    $     38,838    $     11,105    $      4,861
    Roamer revenues ..............................         34,065          29,660          16,746           7,285           4,468
    Equipment sales and other revenue ............         26,579          11,465           7,524           2,344           1,208
                                                     ------------    ------------    ------------    ------------    ------------
       Total revenues ............................        243,085         146,555          63,108          20,734          10,537
                                                     ------------    ------------    ------------    ------------    ------------
Operating Expenses:
    Cost of service ..............................         53,600          27,686          13,303           4,310           2,730
    Cost of equipment sales ......................         46,305          20,705          11,446           3,533           1,818
    General and administrative ...................         66,673          31,253          15,226           6,253           5,048
    Sales and marketing ..........................         83,652          41,390          18,553           6,101           3,074
    Depreciation and amortization ................         79,741          49,456          25,670           5,399           3,746
    Provision for restructuring costs ............                                          2,478
                                                     ------------    ------------    ------------    ------------    ------------
       Total operating expenses ..................        329,971         170,490          86,676          25,596          16,416
                                                     ------------    ------------    ------------    ------------    ------------
Operating loss ...................................        (86,886)        (23,935)        (23,568)         (4,862)         (5,879)
                                                     ------------    ------------    ------------    ------------    ------------
Other income (expense):
    Interest and financing expense, net ..........        (44,690)        (25,428)        (10,659)         (2,242)         (1,666)
    Gain (loss) on dispositions, net .............              .            (573)          6,202          10,102           1,876
    Other, net ...................................          1,471             627           2,065             331             130
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item ..........       (130,105)        (49,309)        (25,960)          3,329          (5,539)
Extraordinary item ...............................                         (6,645)
                                                     ============    ============    ============    ============    ============
    Net income (loss) ............................   $   (130,105)   $    (55,954)   $    (25,960)   $      3,329    $     (5,539)
                                                     ============    ============    ============    ============    ============
Share data (1):
   Income (loss) per common share
   before extraordinary item .....................   $      (2.00)   $      (0.87)   $      (0.59)   $       0.10    $      (0.22)
   Per common share effect of extraordinary
     item ........................................                          (0.12)
                                                     ============    ============    ============    ============    ============
Net income (loss) per common share ...............   $      (2.00)   $      (0.99)   $      (0.59)   $       0.10    $      (0.22)
                                                     ============    ============    ============    ============    ============
Weighted average common shares and common
   equivalent shares outstanding .................     65,196,000      56,470,000      43,949,000      32,253,000      25,665,000
                                                     ============    ============    ============    ============    ============

                                                                                  DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                        1996           1995           1994           1993              1992
                                                     -----------    -----------    -----------    -----------    --------------
                                                                            (dollars in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Current assets ...................................   $   149,790    $    37,508    $    36,769    $    14,686    $        8,098
Property and equipment, net ......................       538,617        193,692        120,648         48,591            27,528
Licensing and other intangible, assets net .......       540,482        417,971        211,309         86,270            43,873
Other assets .....................................        12,814          9,857          1,468          6,219             5,522
                                                     -----------    -----------    -----------    -----------    --------------
   Total assets ..................................   $ 1,241,703    $   659,028    $   370,194    $   155,766    $       85,021
                                                     ===========    ===========    ===========    ===========    ==============
Current liabilities ..............................   $   144,454    $    55,936    $    39,214    $    16,447    $        5,806
Total long-term debt, net of current portion .....       743,000        362,487        200,587         53,430            14,893
Minority interests in equity of consolidated
   subsidiary ....................................                                      3,376
Shareholders' equity .............................       354,249        240,605        127,017         85,889            64,322
                                                     -----------    -----------    -----------    -----------    --------------
   Total liabilities and shareholders' equity ....   $ 1,241,703    $   659,028    $   370,194    $   155,766    $       85,021
                                                     ===========    ===========    ===========    ===========    ==============
OTHER DATA:
Cellular subscribers .............................       324,200        209,500        112,800         30,000            13,700
PCS subscribers ..................................        35,500
EBITDA (2) .......................................   $    (7,145)   $    25,521    $     2,102    $       537    $       (2,133)

CASH FLOWS PROVIDED BY (USED IN):
   Operating activities ..........................   $   (61,333)   $      (745)   $      (998)   $      (255)   $       (1,490)
   Investing activities ..........................   $  (489,086)   $  (293,579)   $   (70,190)   $   (32,535)   $      (13,159)
   Financing activities ..........................   $   596,732    $   295,109    $   (70,777)   $    36,212    $       16,552

(1) As required by the Securities and Exchange Commission (the "SEC"), common shares issued by the Company in the year preceding the filing of an initial public offering have been included in the calculation of shares used in determining the net loss per share as if they had been outstanding for all periods presented, the effect of which is anti-dilutive. The number of shares outstanding for periods subsequent to May 22, 1996 has been calculated based on the requirements of Accounting Principles Board ("APB") Opinion No. 15.

(2) EBITDA represents operating loss before depreciation and amortization. EBITDA is a measure commonly used in the industry but is not prepared in accordance with United States generally accepted accounting principals ("GAAP") and should not be considered as a measurement of net cash flows from operating activities. In 1994, the Company recorded provisions for restructuring costs of $2.5 million. EBITDA before such provisions for restructuring costs would have been $4.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein. As a result of acquisitions, the Company's operating results for prior periods may not be indicative of future performance.

OVERVIEW

         The Company provides wireless communications services in the western United States through the ownership and operation of cellular communications systems in 75 Rural Service Areas and Metropolitan Statistical Areas. At December 31, 1996 the Company had acquired broadband personal communications services ("PCS") licenses in seven Major Trading Areas ("MTAs"). Through December 31, 1996 the Company has commenced commercial operations in six of its PCS MTAs. A partnership in which the Company holds a 49.9% limited partnership interest acquired broadband PCS licenses in 14 Basic Trading Areas ("BTAs") during 1996. These BTAs are not yet operational. During 1997, the Company was the high bidder on 100 additional PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions. The partnership in which the Company is a 49.9% limited partner was the high bidder on 7 additional PCS licenses in the FCC F Block auction during 1997.

         The Company's revenues consist primarily of subscriber revenues (including access charges and usage charges), roamer revenues (fees charged for providing services to subscribers of other cellular communications systems when such subscribers, or "roamers," place or receive a phone call within one of the Company's service areas) and equipment sales. The majority of the Company's revenues are derived from subscriber revenues. The Company had no revenues from its paging or PCS systems prior to February 1, 1996 and February 29, 1996, respectively. Revenues from paging systems are included in other revenue and account for less than 2% of the Company's total revenues in 1996. The Company expects to continue to sell cellular and PCS handsets below cost and regards these losses as a cost of building its subscriber base. As used herein, "service revenues" include subscriber, roamer and other revenue.

         Cost of service consists of the cost of providing wireless service to subscribers, primarily including costs to access local exchange and long distance carrier facilities and maintain the Company's wireless network. General and administrative expenses include the costs associated with billing a subscriber and the administrative cost associated with maintaining subscribers, including customer service, accounting and other centralized functions. General and administrative expenses also include provisions for unbillable fraudulent roaming charges and subscriber bad debt. Sales and marketing costs include costs associated with acquiring a subscriber, including direct and indirect sales commissions, salaries, all costs of sales offices and retail locations, advertising and promotional expenses. Depreciation and amortization includes primarily depreciation expense associated with the Company's property and equipment in service and amortization associated with its wireless licenses for operational markets. The Company amortizes licensing costs associated with PCS systems once they become operational.

         Certain centralized general and administrative costs, including customer service, accounting and other centralized functions, benefit all of the Company's operations. These costs are allocated to those operations in a manner which reflects management's judgment as to the nature of the activity causing those costs to be incurred.

         As used herein, "EBITDA" represents operating loss before depreciation and amortization. EBITDA is a measure commonly used in the industry and should not be construed as an alternative to operating income (loss) (as determined in accordance with Generally Accepted Accounting Principles, "GAAP"), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Cellular EBITDA represents EBITDA from the Company's cellular operations.

         The Company expects a decline in consolidated EBITDA as it develops, constructs and operates its PCS systems and aggressively seeks to build its PCS subscriber base. To the extent that the time to complete the PCS build-out is faster or the costs are greater than expected, operating losses will increase and consolidated EBITDA may be negative for some periods. The Company has experienced rapid growth in its revenues and assets during the periods set forth below, which rates of growth will not necessarily continue over the next few years. The Company has made and expects to make substantial capital expenditures in connection with the expansion of its wireless communications systems. The Company's results of operations for the periods described herein will not necessarily be indicative of future performance.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

         The Company had 324,200 cellular subscribers at December 31, 1996, representing an increase of 114,700 or 54.7% during 1996. At December 31, 1995 the Company had 209,500 cellular subscribers representing an increase of 96,700 or 85.7% during 1995. In 1996 and 1995 the net number of subscribers added through system acquisitions was approximately 4,900 and 3,300, respectively. The Company had 35,500 PCS subscribers at December 31, 1996.

REVENUES

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                                    1996                  1995
                                        --------------------------    ----------
                                         CELLULAR          PCS         CELLULAR
                                        ------------    ----------    ----------
                                                    (in thousands)
Subscriber revenues ..................  $    174,647    $    7,794    $  105,430
Roamer revenues ......................        34,065                      29,660
Equipment sales ......................        12,595         9,745        11,465
Other revenue (1) ....................         4,239
                                        ------------    ----------    ----------
     Total revenues ..................  $    225,546    $   17,539    $  146,555
                                        ============    ==========    ==========

----------
(1) Primarily revenue from paging services

         Cellular subscriber revenues increased to $174.6 million in 1996 from $105.4 million in 1995. This $69.2 million or 65.7% increase is primarily due to the growth in the number of subscribers and a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber, calculated as the average of the monthly averages, was $54.96 in 1996 as compared to $57.25 in 1995. Historically the Company has experienced a relatively stable average monthly cellular subscriber revenue per subscriber, but experienced a 4.0% decline in 1996 as compared to 1995. The Company anticipates this downward trend to continue in 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

         PCS subscriber revenues in 1996 were $7.8 million. Average monthly PCS subscriber revenue per subscriber was $62.85 in 1996. As the Company's PCS operations only began generating revenue during 1996 these results are not necessarily representative of future operations.

         Roamer revenues were $34.1 million in 1996 compared to $29.7 million in 1995 an increase of $4.4 million or 14.9%. Growth in the Company's roamer revenues generally reflects increases in roaming services provided due to the general subscriber growth in the industry offset by the decline in rates charged by carriers between each other in the industry. Roamer revenues as a percentage of total cellular revenues declined to 15.1% in 1996 from 20.3% in 1995. While the Company expects total roamer minutes to continue to increase, further declines in the rates charged between carriers may limit revenue growth in 1997.

         Cellular equipment sales, which consist primarily of handset sales, increased to $12.6 million in 1996 compared to $11.5 million in 1995. This $1.1 million or 9.9% increase is primarily due to the 18.6% increase in net subscriber additions offset by a slight decrease in the average cellular handset sales price. PCS equipment sales were $9.7 million in 1996 as a result of the commencement of commercial operations in six of the Company's PCS MTAs. The Company anticipates continued growth in equipment sales as a result of increases in cellular and PCS subscriber additions and the commencement of commercial operations in its remaining PCS markets.

         Other revenue, which consists primarily of paging revenues, were $4.2 million in 1996 following the acquisition of paging operations in February 1996.

OPERATING EXPENSES

                                                     YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------
                                                1996                        1995
                                      -------------------------   -------------------------
                                      CELLULAR (1)     PCS         CELLULAR        PCS
                                      -----------   -----------   -----------   -----------
                                                          (in thousands)
Cost of service ...................   $    41,130   $    12,470   $    27,686
Cost of equipment sales ...........        25,516        20,789        20,705
General and administrative ........        46,464        20,209        28,184   $     3,069
Sales and marketing ...............        52,147        31,505        41,051           339
Depreciation and amortization .....        65,346        14,395        49,187           269
                                      -----------   -----------   -----------   -----------
     Total operating expenses .....   $   230,603   $    99,368   $   166,813   $     3,677
                                      ===========   ===========   ===========   ===========

----------
(1) Includes expenses attributable to paging services

         CELLULAR OPERATING EXPENSES

         Cost of service increased to $41.1 million in 1996 from $27.7 million in 1995. This increase is primarily attributable to the increased number of subscribers. While cost of service increased $13.4 million or 48.6%, it decreased as a percentage of service revenues to 19.3% in 1996 from 20.5% in 1995 which is due primarily to efficiencies gained from the growing subscriber base.

         Cost of equipment sales increased to $25.5 million in 1996 from $20.7 million in 1995. This $4.8 million or 23.2% increase is due primarily to the 18.6% increase in net subscriber additions in 1996 from 1995.

         General and administrative costs increased to $46.5 million in 1996 from $28.2 million in 1995 an increase of $18.3 million or 64.9%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the Company has not incurred material fraud or bad debt expenses to date and continues to develop and invest in measures to minimize such expenses, there can be no assurance that such expenses will not increase in the future.

         Sales and marketing costs increased to $52.1 million in 1996 from $41.1 million in 1995 primarily due to net subscriber additions. Sales and marketing cost per gross subscriber added declined in 1996 from 1995. Although the Company noted a decline in the rate of churn in 1996 from 1995, the growing subscriber base resulted in a higher number of disconnected subscribers. This increase in the number of disconnected subscribers resulted in an increase in the cost per net subscriber added in 1996 to $475 from $446 in 1995. Including the losses on equipment sales, the cost per net subscriber added increased to $593 in 1996 from $546 in 1995.

         Depreciation expense increased to $42.3 million in 1996 from $30.1 million in 1995. This increase of $12.2 million or 40.5%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense increased to $23.0 million in 1996 from $19.1 million in 1995. This $3.9 million or 20.4% increase is primarily attributable to an increase in gross cellular licensing costs and other intangible assets to $365.9 million at December 31, 1996 from $300.5 million at December 31, 1995.

         PCS OPERATING EXPENSES

         Total PCS operating expenses were $99.4 million in 1996. A portion of each individual component of PCS operating expenses were start-up costs incurred prior to the commencement of operations in each PCS system. Exclusive of depreciation and amortization expense which was not material, approximately $17 million of start-up costs was incurred in 1996. As these costs are not reflective of the annual operating costs to support a growing subscriber base, the Company expects total PCS operating expenses to increase in 1997. Accordingly, the PCS operating expenses are not representative of future operations. Cost of service represents the expenses incurred by the six PCS systems since they respectively began commercial operations during 1996. Depreciation expense of $12.6 million and amortization expense of $1.8 million in 1996 will increase in 1997 as none of the PCS systems were operational for an entire year.

OPERATING LOSS

                                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                     1996                                 1995
                                        --------------------------------     --------------------------------
                                        CELLULAR (1)           PCS             CELLULAR             PCS
                                        --------------     -------------     --------------     -------------
                                                                   (in thousands)
 Operating loss......................   $      (5,057)     $     (81,829)    $      (20,258)    $      (3,677)
                                        ==============     =============     ==============     =============

----------
(1) Includes paging operations

         Total operating loss increased to $86.9 million in 1996 from $23.9 million in 1995 primarily as a result of the $81.8 million operating loss attributable to PCS operations partially offset by the improved cellular operating loss.

OTHER INCOME (EXPENSE); EXTRAORDINARY LOSS; NET OPERATING LOSS CARRYFORWARDS

         Interest and financing expense, net of capitalized interest, increased to $44.7 million in 1996 from $25.4 million in 1995. The increase of $19.3 million or 75.8%, is primarily attributable to an increase in long-term debt, which increased to $743.0 million at December 31, 1996 from $362.5 million at December 31, 1995 incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will increase in 1997 as a result of increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate was 9.8% in 1996 and 9.2% in 1995.

         Extraordinary loss on early extinguishment of debt of $6.6 million in 1995 represents the charge for the unamortized portion of financing costs incurred in connection with the refinancing of the Company's then outstanding Credit Facility.

         The Company had available at December 31, 1996 net operating loss carryforwards ("NOLs") of approximately $250 million which will expire in the years 2002 through 2011. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the Business Combination. Approximately $17 million of such NOLs are subject to such limitations. Any amount of NOLs subject to such limitation that the Company is not able to use in any one year may be used in subsequent years prior to the expiration thereof. There is currently no limitation on the remaining NOLs of $233 million. Management believes that, based on a number of factors, there is sufficient uncertainty regarding the utilization of all of the Company's NOLs. See Note 8 of the Company's Notes to the consolidated financial statements.

EBITDA

                                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                     1996                                 1995
                                        --------------------------------     --------------------------------
                                        CELLULAR (1)           PCS             CELLULAR             PCS
                                        --------------     -------------     --------------     -------------
                                                                   (in thousands)
 EBITDA.............................    $       60,289     $     (67,434)    $      28,929      $      (3,408)
                                        ==============     =============     ==============     =============

----------
(1) Includes paging operations

         EBITDA declined to negative $7.1 million in 1996 from $25.5 million in 1995 primarily due to the negative $67.4 million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 108% to $60.3 million in 1996 from $28.9 million in 1995 primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies recognized. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 28.3% in 1996 from 21.4% in 1995.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

         The Company had 209,500 cellular subscribers at December 31, 1995 an increase of 96,700 or 85.7% during 1995. At December 31, 1994, the Company had 112,800 cellular subscribers, an increase of 82,800 or 276% during 1994. In 1995 and 1994, the net number of subscribers added through system acquisitions was approximately 3,300 and 37,500 (including 29,000 through the acquisition of MCLP), respectively.

         REVENUES

         All revenues below are from cellular operations. The Company commenced paging operations and PCS commercial operations in February 1996 and therefore had no PCS or paging revenues in prior years.

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                        1995             1994
                                                     -----------     -----------
                                                            (in thousands)
Subscriber revenues ............................     $   105,430     $    38,838
Roamer revenues ................................          29,660          16,746
Equipment sales ................................          11,465           7,524
                                                     ===========     ===========
    Total revenues .............................     $   146,555     $    63,108
                                                     ===========     ===========

         Subscriber revenues increased to $105.4 million in 1995 from $38.8 million in 1994. This $66.6 million or 172% increase is due primarily to the 85.7% growth in the number of subscribers (including as a result of the Business Combination). Average monthly cellular subscriber revenue per subscriber was $57.25 in 1995 compared to $54.35 in 1994. This $2.90 or 5.3% increase is a result of the Company's efforts to expand its geographical coverage and focus subscribers on higher-end rate plans.

         Roamer revenues were $29.7 million in 1995 compared to $16.7 million in 1994, an increase of $13.0 million or 77.8%. Growth in the Company's roamer revenues generally reflects increases in the Company's geographic coverage (including as a result of the Business Combination) and market penetration levels in adjacent markets and the cellular industry as a whole. Roamer revenues as a percentage of total revenues declined to 20.3% in 1995 from 26.5% in 1994.

         Equipment sales, which consist primarily of handset sales, increased to $11.5 million in 1995 from $7.5 million in 1994. This $4.0 million or 53.3% increase is due primarily to the increase in net subscriber additions (including as a result of the Business Combination), offset by a slight decrease in the average handset sales price.

OPERATING EXPENSES

         As PCS operations had not yet commenced in 1995, all PCS operating expenses reflect start-up costs that are not representative of future operating expenses. All operating expenses discussed below are from cellular operations.

                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                                     1995                1994
                                           ------------------------  -----------
                                            CELLULAR        PCS       CELLULAR
                                           -----------  -----------  -----------
                                                      (in thousands)
Cost of service ........................   $    27,686  $            $    13,303
Cost of equipment sales ................        20,705                    11,446
General and administrative .............        28,184  $     3,069       15,226
Sales and marketing ....................        41,051          339       18,553
Depreciation and amortization ..........        49,187          269       25,670
Provision for restructuring costs ......                                   2,478
                                           ===========  ===========  ===========
     Total operating expenses ..........   $   166,813  $     3,677  $    86,676
                                           ===========  ===========  ===========

         Cost of service increased to $27.7 million in 1995 from $13.3 million in 1994, primarily as a result of the 85.7% increase in the number of subscribers (including as a result of the Business Combination), which resulted in increased costs to access local exchange and long distance carrier facilities and to maintain the Company's expanding wireless network. While this represents a $14.4 million or 108% increase for the year, it represents a decrease as a percentage of service revenues to 20.5% in 1995 from 23.9% in 1994, which is due primarily to efficiencies gained from the growing subscriber base.

         General and administrative costs increased to $28.2 million in 1995 from $15.2 million in 1994, an increase of $13.0 million or 85.5%, which is attributable primarily to the increase in the costs associated with supporting the increased subscriber base (including as a result of the Business Combination). However, these costs continued to decline as a percentage of service revenues to 20.9% in 1995 from 27.3% in 1994, primarily attributable to improved efficiency.

         Sales and marketing costs increased to $41.1 million in 1995 from $18.6 million in 1994, primarily due to net subscriber additions (including as a result of the Business Combination), an increase in the Company's use of indirect sales channels and an increase in churn. For these reasons, sales and marketing costs per net subscriber added increased to $446 in 1995 from $411 in 1994. Including the losses on equipment sales, the costs per net subscriber added increased to $546 in 1995 from $497 in 1994.

         Depreciation expense increased to $30.1 million in 1995 from $17.0 million in 1994. This increase of $13.1 million or 77.1% is attributable to the expansion of the Company's cellular systems (including as a result of the Business Combination). Amortization expense increased to $19.1 million in 1995 from $8.7 million in 1994. This $10.4 million or 120% increase is attributable to an increase in gross cellular licensing costs and other intangible assets to $300.5 million at December 31, 1995 from $223.0 million at December 31, 1994.

         Provision for restructuring costs of $2.5 million in 1994 consists of costs relating to the Business Combination, which relate primarily to the elimination of duplicative headquarters and other facilities.

OPERATING LOSS

                                                  YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------
                                                   1995                       1994
                                      --------------------------------    -------------
                                        CELLULAR             PCS            CELLULAR
                                      -------------     --------------    -------------
                                                       (in thousands)
Operating loss....................... $     (20,258)    $       (3,677)   $     (23,568)
                                      =============     ==============    =============

         Total operating loss increased to $23.9 million in 1995 from $23.6 million in 1994 as a result of the $3.7 million operating loss attributable to PCS operations offset by the improved cellular operating loss. Cellular operating loss decreased to $20.3 million in 1995 from $23.6 million in 1994. Cellular operating loss in 1994 included a one-time provision for restructuring costs of $2.5 million.

OTHER INCOME (EXPENSE); EXTRAORDINARY LOSS

         Interest and financing expense increased to $25.4 million in 1995 from $10.7 million in 1994. The $14.7 million or 137% increase is attributable primarily to an increase in borrowings to $362.5 million at December 31, 1995 from $211.5 million at December 31, 1994, to fund the Company's expansion and capital expenditures. The weighted average interest rate was 9.2% in 1995 and 1994.

         The $6.2 million gain on dispositions in 1994 represents nonrecurring gains associated with the exchange or sale of certain cellular systems.

         Extraordinary loss on early extinguishment of debt of $6.6 million in 1995 represents the charge for the unamortized portion of financing costs incurred in connection with the refinancing of the Company's then outstanding Credit Facility.

EBITDA

                                                YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------
                                                1995                        1994
                                   -------------------------------      -------------
                                     CELLULAR             PCS             CELLULAR
                                   -------------     --------------     -------------
                                                    (in thousands)
 EBITDA .......................... $      28,929     $       (3,408)    $       2,102
                                   =============     ==============     =============

         EBITDA improved to $25.5 million in 1995 from $2.1 million in 1994, as a result of increased cellular EBITDA offset by the negative $3.4 million EBITDA attributable to PCS operations. Cellular EBITDA increased to $28.9 million in 1995 from $2.1 million in 1994, primarily as a result of the increased subscriber base and the related cost efficiencies (including as a result of the Business Combination). As a result, cellular operating margin increased to 21.4% in 1995 from 3.8% in 1994. EBITDA is a measure commonly used in the industry but is not prepared in accordance with GAAP and should not be considered as a measurement of net cash flows from operating activities. In 1994, the Company recorded a provision for restructuring costs of $2.5 million. EBITDA before provision for restructuring costs would have been $4.6 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's initial public offering of common stock (the "Equity Offering") became effective on May 22, 1996. Approximately 12.7 million shares of common stock were sold to the public, of which approximately 10.7 million shares were sold by the Company. The net proceeds to the Company of the Equity Offering after the underwriting discount and other offering expenses, were approximately $233.9 million. Simultaneously with the Equity Offering, the Company sold $200 million of Senior Subordinated Notes Due 2006 (the "2006 Debt Offering") on the public market. The net proceeds to the Company of the 2006 Debt Offering after the underwriting discount and other offering expenses, were approximately $193 million. In October 1996 the Company sold $200 million of Senior Subordinated Notes Due 2007 (the "2007 Debt Offering" and together with the Equity Offering and the 2006 Debt Offering are collectively known as the "Offerings") in a transaction exempt from registration under the Securities Act of 1933. In December 1996 the Company exchanged the unregistered notes issued under the 2007 Debt Offering for notes which have been registered under the Securities Act of 1933. The net proceeds to the Company from the 2007 Debt Offering after the underwriting discount and other offering expenses, were approximately $194 million.

         The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of the Company also has a credit facility (the "NORTEL Facility" and, together with the Credit Facility, the "Senior Secured Facilities") with Northern Telecom Inc. The NORTEL Facility was recently amended to increase the amount of the facility from $200 million to $300 million. As of December 31, 1996 $200.0 million and $143.0 million were outstanding under the Credit Facility and the NORTEL Facility, respectively, and the amounts available for borrowing under the Credit Facility and the NORTEL Facility were $166.6 million and $23.7 million, respectively. Indebtedness under the Credit Facility and the NORTEL Facility matures on March 31, 2005, and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness.

         The Company currently anticipates that it will require approximately $225 million to complete the build-out of its PCS MTA systems and to begin construction of the Seattle and Phoenix/Tucson BTA systems and approximately $81 million for the acquisition of the D and E Block PCS licenses for which it was the high bidder in the recently concluded FCC auction in 1997. In addition, further funds will be required to finance the continued growth of its cellular and PCS operations (which may be significant), provide for working capital, and service debt. The Company will utilize cash on hand and amounts available for borrowing under the Credit Facility and the NORTEL Facility for such purposes. While the Company believes such sources will be sufficient, to the extent that the build-out of the PCS systems or other costs associated with the growth of its business are greater than expected, the Company will need to seek additional financing. The Company continues to consider additional sources of funding to meet those potential needs which may include the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

         The Company continues to evaluate acquisition opportunities, joint ventures and other potential business transactions. Such transactions, if completed, could require additional funds raised through the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

         Net cash used in operating activities in 1996 was $61.3 million. Adjustments to the $130.1 million net loss for such period to reconcile to net cash used in operating activities primarily included $81.7 million of depreciation and amortization (including the amortization of deferred financing costs). Other adjustments included changes in operating assets and liabilities, net of effects from consolidating acquired interests, consisting primarily of an increase of $10.3 million in accounts receivable primarily as a result of the increased subscriber base, an increase of $20.5 million in inventory as a result of the purchase of PCS handsets, an increase of $11.0 million in prepaid expenses and other current assets primarily as a result of escrow deposits made in conjunction with international ventures and an increase of $19.6 million in accrued liabilities as a result of the growth of the business. Net cash used in operating activities was $0.7 million and $1.0 million in 1995 and 1994, respectively.

         Net cash used in investing activities was $489.1 million in 1996. Investing activities for such period consisted primarily of purchases of wireless licenses and other of $86.1 million of which $66.1 million was attributable to the purchase of the Denver PCS MTA, purchases of property and equipment of $333.3 million of which $234.4 million was attributable to PCS capital expenditures, acquisitions of wireless properties, net of cash acquired, which used net cash proceeds to the company of $40.2 million and net deposits made with the FCC of $23.5 million. Net cash used in investing activities was $293.6 million and $70.2 million in 1995 and 1994, respectively.

         Net cash provided by financing activities was $596.7 million in 1996. Financing activities for such period consisted primarily of additions to long-term debt, which provided cash of $361.1 million net of $512.7 million in repayments and $19.1 million in fees, and the issuance of stock, primarily under the Equity Offering, which provided net cash proceeds to the Company of $235.6 million. Net cash provided by financing activities was $295.1 million and $70.8 million in 1995 and 1994, respectively.

         The Company holds a 49.9% limited partnership interest in Cook Inlet PCS, an entity which acquired licenses in 14 BTAs in the FCC C Block auctions and was the high bidder on 7 BTA licenses in the F Block auction. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the C Block license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. The Company funded the operations of Cook Inlet PCS during 1996 and has agreed to enter into a loan agreement with Cook Inlet PCS whereby the Company would agree to provide a $20 million revolver/term loan to Cook Inlet PCS at an interest rate equal to the higher of fifteen percent or the London Interbank Offer Rate ("LIBOR") plus 5%. At December 31, 1996 the Company had advanced funds totaling $1.9 million to Cook Inlet PCS. These advances are due in August 1997.

         In the ordinary course of business, the Company continuously reviews potential acquisition opportunities and has entered into various joint development agreements with respect to international interests. Any such prospective acquisitions would be financed with the borrowings under the Senior Secured Facilities or additional financing, which may not be on terms favorable to the Company.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are set forth on pages F-1 through F-21 and the related financial statement schedule is set forth on page S-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's Proxy Statement for its 1997 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1997 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedule

         The financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at page F-1, which immediately precedes such documents.

(B) Reports on Form 8-K

         The Company filed a Form 8-K on October 25, 1996 and such form was amended on November 6, 1996 in connection with the registration of the Company's 2007 Notes.

(C) Exhibits

EXHIBIT      DESCRIPTION
-------      -----------
3.1++        Amended and Restated Articles of Incorporation of the Registrant.
3.2++        Bylaws of the Registrant.
4.1*         Indenture between Western Wireless Corporation and Harris Trust Company
             of California, dated May 22, 1996
4.2**        Indenture between Western Wireless Corporation and Harris Trust Company
             of California, dated October 24, 1996
10.1++       Loan Agreement between Western PCS II Corporation and Northern Telecom
             Inc., dated June 30, 1995
10.2++       PCS 1900 Project and Supply Agreement between Western PCS
             Corporation and Northern Telecom Inc., dated June 30, 1995
10.3++       Purchase Agreement between Motorola Nortel Communications Co. and
             General Cellular Corporation, dated July 29, 1993
10.4++       Loan Agreement among Western Wireless Corporation and The
             Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty Trust
             Company of New York, as Managing Agents for the Various Lenders, dated
             June 30, 1995
10.5++       First Amendment to Loan Agreement by and among Western Wireless
             Corporation, The Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan
             Guaranty Trust Company of New York, as Managing Agents for the Various
             Lenders, dated January 11, 1996
10.6++       Supply Contract by and between Western PCS Corporation and Nokia
             Telecommunications Inc., dated December 14, 1995
10.7++       Purchase and Sale Agreement, Nokia Mobile Phones, Inc. and Western
             Wireless Corporation, dated November 10, 1995
10.8++       Western Wireless Corporation, 1994 Management Incentive Stock
             Option Plan, approved, as adopted and amended, by Shareholders
             November 16, 1995 together with form of Stock Option Agreement for offers thereunder
10.9++       Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994
10.10++      First Amendment to Stockholders Agreement by and among Western
             Wireless Corporation and certain of its shareholders, Adding as a
             Party Western PCS Corporation, dated November 30, 1994
10.11++      Waiver Agreement by and among Western Wireless Corporation, Western
             PCS Corporation and certain of Western Wireless Corporation's shareholders, dated November 30, 1994
10.12++      Waiver Agreement by and among Western Wireless Corporation, Western
             PCS Corporation and certain of Western Wireless Corporation's shareholders, dated February 15, 1996
10.13++      Voting Agreement by and among Western Wireless Corporation and certain of its shareholders
10.14++      Lease Agreement by and between WWC Holding Co., Inc., successor in interest to MARKETS Cellular Limited Partnership, and WRC
             Properties, Inc., dated May 1, 1994
10.15++      Lease Agreement by and between Western Wireless Corporation and
             Department of Natural Resources, dated August 25, 1995
10.16++      First Amendment to Lease Agreement by and between Western Wireless
             Corporation and Department of Natural Resources, dated February 28, 1996
10.17++      Form of Cellular One Group License Agreement
10.18++      Asset Purchase Agreement between Western PCS III License
             Corporation as Buyer and GTE Mobilnet Incorporated as Seller, dated
             January 16, 1996

EXHIBIT      DESCRIPTION
-------      -----------
10.19++      Purchase and Sale Agreement by and between Robert O. Tyler, Esq., as Trustee,
             Seller, and GCC License Corporation, Purchaser, dated December 22, 1995
10.20++      Agreement for Purchase and Sale of Autoplex Cellular Equipment,
             Software and Services by and among American Telephone and Telegraph
             Company, WWC Holding Co., Inc., successor to MARKETS Cellular
             Limited Partnership and MCII General Partnership, dated March 17,
             1993
10.21++      Agreement and Plan of Reorganization by and among Palouse Paging, Inc., the
             Shareholders of 100% of the Stock of Palouse Paging, Inc., Western Paging I
             Corporation and Western Wireless Corporation, dated February 5, 1996
10.22++      First Amendment to Agreement and Plan of Reorganization by and among Western
             Paging I Corporation, the former Shareholders of 100% of the Stock of Palouse
             Paging, Inc. and Western Wireless Corporation
10.23++      Agreement and Plan of Reorganization by and among Sawtooth Paging, Inc., the
             Shareholders of 52.93% of the Stock of Sawtooth Paging, Inc., Western Paging II
             Corporation and Western Wireless Corporation, dated February 5, 1996
10.24++      Employment Agreement by and between John W. Stanton and Western Wireless
             Corporation, dated March 12, 1996
10.25++      Employment Agreement by and between Robert R. Stapleton and Western Wireless
             Corporation, dated March 12, 1996
10.26++      Employment Agreement by and between Mikal J. Thomsen and Western Wireless
             Corporation, dated March 12, 1996
10.27++      Employment Agreement by and between Theresa E. Gillespie and Western Wireless
             Corporation, dated March 12, 1996
10.28        Employment Agreement by and between Donald Guthrie and Western Wireless
             Corporation, dated March 12, 1996
10.29++      Form of Registrant's Restrictive Covenant and Confidentiality Agreement
10.30++      Form of Director and Officer Indemnification Agreement
10.31++      Western PCS Corporation Series A Preferred Stock Purchase Agreement among Western
             Wireless Corporation, Western PCS Corporation and the Purchasers
             listed therein, dated April 10, 1995
10.32        Intentionally omitted
10.33++      PCS Block "C" Organization and Financing Agreement by and among
             Western PCSBTA I Corporation, Western Wireless Corporation, Cook
             Inlet PV/SS PCS Partners, L.P., Cook Inlet Telecommunications,
             Inc., SSPCS Corporation and Providence Media Partners L.P. dated as of November 5, 1995
10.34++      Limited Partnership Agreement by and between Cook Inlet PV/SS PCS Partners, L.P.
             and Western PCS BTA I Corporation dated as of November 5, 1995
10.35++      First Amendment to Block "C" Organization and Financing Agreement
             and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited Partnership
             Agreement by and among Western PCS BTA I Corporation, Western
             Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook
             Inlet Telecommunications, Inc., SSPCS Corporation and Providence
             Media Partners L.P. dated as of April 8, 1996
10.36++      Amended and Restated Loan Agreement among Western Wireless Corporation and The
             Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty Trust Company of
             New York, as Managing Agents for the Various Lenders, dated May 6, 1996
10.37**      Second Amendment to Block "C" Organization and Financing Agreement
             and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited Partnership
             Agreement by and among Western PCS BTA I Corporation, Western
             Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook
             Inlet Telecommunications, Inc., SSPCS Corporation and Providence
             Media Partners L.P. dated as of June 27, 1996
10.38**      Third Amendment to Block "C" Organization and Financing Agreement
             and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited Partnership
             Agreement and First Amendment to Technical Services Agreement by
             and among Western PCS BTA I Corporation, Western Wireless
             Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook Inlet
             Telecommunications, Inc., SSPCS Corporation, Providence Media
             Partners L.P. and Cook Inlet Western Wireless PV/SS PCS, L.P.,
             dated July 30, 1996
10.39**      General Agreement for Purchase of Cellular Systems between Lucent Technologies
             Inc. and Western Wireless Corporation, dated September 16, 1996
10.40**      Amendment No. 1 to PCS 1900 Supply Agreement between Western PCS Corporation and
             Northern Telecom Inc., dated July 25, 1996

EXHIBIT      DESCRIPTION
-------      -----------
10.41**      Amendment No. 2 to PCS 1900 Supply Agreement between Western PCS Corporation and
             Northern Telecom Inc., dated July 25, 1996
10.42+       Amendment No. 3 to PCS Supply Agreement between Western PCS Corporation and
             Northern Telecom Inc., dated October 14, 1996
10.43+++     Western Wireless Corporation 1996 Employee Stock Purchase Plan
21.1++       Subsidiaries of the Registrant
23.1         Consent of Arthur Andersen LLP
23.2         Consent of Arthur Andersen LLP
27.1         Financial Data Schedule

--------------------

* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2688).

** Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-14859).

+ Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act.

++ Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2432).

+++ Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-18137) .

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         WESTERN WIRELESS CORPORATION CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                  Page
                                                                                                                  ----

Report of Independent Public Accountants......................................................................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995..................................................    F-3

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994....................    F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994..........    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994....................    F-6

Notes to Consolidated Financial Statements....................................................................    F-7

Schedule II - Valuation and Qualifying Accounts...............................................................    S-1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Western Wireless Corporation:

We have audited the accompanying consolidated balance sheets of Western Wireless Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Wireless Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Seattle, Washington
February 18, 1997

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)

                                                                                              1996             1995
                                                                                          ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ........................................................   $     54,885    $      8,572
     Accounts receivable, net of allowance for doubtful accounts of
           $4,266 and $2,800, respectively ............................................         28,958          18,074
     Inventory ........................................................................         26,138           5,361
     Prepaid expenses and other current assets ........................................         14,809           4,001
     Deposit held by FCC ..............................................................         25,000           1,500
                                                                                          ------------    ------------
        Total current assets ..........................................................        149,790          37,508

Property and equipment, net of accumulated depreciation
     of $107,685 and $53,423, respectively ............................................        538,617         193,692
Licensing costs and other intangible assets, net of accumulated
     amortization of  $55,363 and $28,364, respectively ...............................        540,482         417,971
Investments in and advances to unconsolidated affiliates ..............................         12,655           8,388
Other assets ..........................................................................            159           1,469
                                                                                          ============    ============
                                                                                          $  1,241,703    $    659,028
                                                                                          ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................................   $     14,122    $      7,568
     Accrued liabilities ..............................................................         36,652          16,659
     Construction accounts payable ....................................................         89,583          28,408
     Unearned revenue and customer deposits ...........................................          4,097           3,301
                                                                                          ------------    ------------
        Total current liabilities .....................................................        144,454          55,936
                                                                                          ------------    ------------

Long-term debt ........................................................................        743,000         362,487
                                                                                          ------------    ------------

Commitments (Note 7)

Shareholders' equity:
     Preferred stock, no par value, 50,000,000 shares authorized;
           no shares issued and outstanding
     Common stock, no par value, 300,000,000 shares authorized; Class A,
        14,540,691 shares issued and outstanding at December 31, 1996; Class B,
        55,239,157 and 58,047,235
        shares issued and outstanding, respectively ...................................        569,278         324,729
     Deferred compensation ............................................................           (800)
     Deficit ..........................................................................       (214,229)        (84,124)
                                                                                          ------------    ------------
        Total shareholders' equity ....................................................        354,249         240,605
                                                                                          ------------    ------------
                                                                                          $  1,241,703    $    659,028
                                                                                          ============    ============


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     AS OF DECEMBER 31, 1996, 1995 AND 1994
                  (Dollars in thousands, except per share data)



                                                                  1996              1995               1994
                                                             --------------    --------------    --------------
Revenues:
      Subscriber revenues ................................   $      182,441    $      105,430    $       38,838
      Roamer revenues ....................................           34,065            29,660            16,746
      Equipment sales and other revenue ..................           26,579            11,465             7,524
                                                             --------------    --------------    --------------
           Total revenues ................................          243,085           146,555            63,108
                                                             --------------    --------------    --------------

Operating expenses:
      Cost of service ....................................           53,600            27,686            13,303
      Cost of equipment sales ............................           46,305            20,705            11,446
      General and administrative .........................           66,673            31,253            15,226
      Sales and marketing ................................           83,652            41,390            18,553
      Depreciation and amortization ......................           79,741            49,456            25,670
      Provision for restructuring costs ..................                                                2,478
                                                             --------------    --------------    --------------
           Total operating expenses ......................          329,971           170,490            86,676
                                                             --------------    --------------    --------------

Operating loss ...........................................          (86,886)          (23,935)          (23,568)
                                                             --------------    --------------    --------------

Other income (expense):
      Interest and financing expense, net ................          (44,690)          (25,428)          (10,659)
      Gain (loss) on dispositions, net ...................                               (573)            6,202
      Other, net .........................................            1,471               627             2,065
                                                             --------------    --------------    --------------
           Total other income (expense)  .................          (43,219)          (25,374)           (2,392)
                                                             --------------    --------------    --------------

Loss before extraordinary item ...........................         (130,105)          (49,309)          (25,960)
Extraordinary loss on early extinguishment of debt .......                             (6,645)
                                                             --------------    --------------    --------------
           Net loss ......................................   $     (130,105)   $      (55,954)   $      (25,960)
                                                             ==============    ==============    ==============

Loss per common share before extraordinary item ..........   $        (2.00)   $        (0.87)   $        (0.59)
Per common share effect of extraordinary item ............                              (0.12)
                                                             ==============    ==============    ==============
Net loss per common share ................................   $        (2.00)   $        (0.99)   $        (0.59)
                                                             ==============    ==============    ==============

Weighted average common shares and common
       equivalent shares outstanding .....................       65,196,000        56,470,000        43,949,000
                                                             ==============    ==============    ==============



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)

                                                              Common Stock
                                                  -------------------------------------
                                                                           Par value and                                  Total
                                                   Class A       Class B      paid-in      Deferred                    shareholders'
                                                    shares       shares       capital    compensation     Deficit         equity
                                                 -----------  -----------   -----------   -----------   -----------    -----------
Balance, January 1, 1994  ....................                 26,153,885   $    88,384   $      (285)  $    (2,210)   $    85,889
  Business Combination:
     Shares issued:
       To acquire MCLP .......................                 18,160,643        70,918                                     70,918
       To acquire interests in subsidiaries ..                     39,761           160                                        160
     GCC shares held by minority interests ...                 (1,370,929)       (4,275)                                    (4,275)
  Deferred compensation ......................                                                    285                          285
  Net loss ...................................                                                              (25,960)       (25,960)
                                                 -----------  -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1994 ...................                 42,983,360       155,187                     (28,170)       127,017
  Shares issued:
     For cash, net of costs ..................                 12,665,905       143,002                                    143,002
     In exchange for shareholder loans
          plus accrued interest ..............                  1,245,998        14,068                                     14,068
     For minority interests in GCC, net ......                    896,210         9,944                                      9,944
     In exchange for wireless assets .........                    217,000         2,450                                      2,450
     Upon exercise of stock options ..........                     38,762            78                                         78
  Net loss ...................................                                                              (55,954)       (55,954)
                                                 -----------  -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1995 ...................                 58,047,235       324,729                     (84,124)       240,605
  Shares issued:
     For cash, net of costs ..................    10,664,800       88,567       234,724                                    234,724
     Upon exercise of stock options ..........       383,937                        879                                        879
     In exchange for wireless assets .........                    595,309         7,117                                      7,117
     Class B shares exchanged for
        Class A Shares .......................     3,491,954   (3,491,954)
  Deferred compensation ......................                                    1,829          (800)                       1,029
  Net loss ...................................                                                             (130,105)      (130,105)
                                                 ===========  ===========   ===========   ===========   ===========    ===========
Balance, December 31, 1996 ...................    14,540,691   55,239,157   $   569,278   $      (800)  $  (214,229)   $   354,249
                                                 ===========  ===========   ===========   ===========   ===========    ===========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)


                                                                         1996          1995            1994
                                                                     -----------    -----------    -----------
Operating activities:
    Net loss .....................................................   $  (130,105)   $   (55,954)   $   (25,960)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization .............................        81,716         49,456         25,670
       Extraordinary loss on early extinguishment of debt ........                        6,645
       (Gain) loss on dispositions, net ..........................                          573         (6,202)
       Deferred compensation .....................................         1,029                           285
       Other, net ................................................         2,081            527            163
       Changes in operating assets and liabilities, net
          of effects from consolidating acquired interests:
            Accounts receivable, net .............................       (10,309)        (5,748)        (2,249)
            Inventory ............................................       (20,493)          (239)        (3,454)
            Prepaid expenses and other current assets ............       (10,979)        (1,284)         4,843
            Accounts payable .....................................         5,771           (272)        (1,465)
            Accrued liabilities ..................................        19,646          6,421          5,082
            Unearned revenue and customer deposits ...............           310           (870)         2,299
                                                                     -----------    -----------    -----------
       Net cash used in operating activities .....................       (61,333)          (745)          (988)
                                                                     -----------    -----------    -----------

Investing activities:
    Purchase of property and equipment ...........................      (333,315)       (79,464)       (47,423)
    Purchase of wireless licenses and other ......................       (86,097)      (137,805)
    Acquisition of wireless properties, net of cash acquired .....       (40,180)       (60,700)       (30,566)
    Proceeds from disposition of assets, net .....................                                      10,163
    Investments in and advances to unconsolidated affiliates .....        (5,994)        (8,268)        (2,364)
    Purchase of subsidiary stock, including fees .................                       (5,842)
    Deposit held by FCC, net .....................................       (23,500)        (1,500)
                                                                     -----------    -----------    -----------
       Net cash used in investing activities .....................      (489,086)      (293,579)       (70,190)
                                                                     -----------    -----------    -----------

Financing activities:
    Proceeds from issuance of common stock, net ..................       235,603        143,080
    Additions to long-term debt ..................................       893,000        438,000        214,729
    Payment of debt ..............................................      (512,722)      (277,015)      (135,264)
    Deferred financing costs .....................................       (19,149)       (12,798)        (8,688)
    Loans from shareholders ......................................                        3,842
                                                                     -----------    -----------    -----------
       Net cash provided by financing activities .................       596,732        295,109         70,777
                                                                     -----------    -----------    -----------

Change in cash and cash equivalents ..............................        46,313            785           (401)

Cash and cash equivalents, beginning of year .....................         8,572          7,787          8,188
                                                                     -----------    -----------    -----------

Cash and cash equivalents, end of year ...........................   $    54,885    $     8,572    $     7,787
                                                                     ===========    ===========    ===========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications systems ("PCS"). In addition to the cellular communications systems, the Company has acquired seven PCS licenses covering seven Metropolitan Trading Areas ("MTAs"). Between February and December 1996, the Company initiated service in the Honolulu, Salt Lake City, Albuquerque, Portland, Oklahoma City and Des Moines MTAs. The Company intends to initiate wireless services in the one remaining MTA, Denver, during the first half of 1997.

         The Company was formed in July 1994, as a result of a business combination (the "Business Combination") among several companies, principally MARKETS Cellular Limited Partnership ("MCLP") and General Cellular Corporation ("GCC"). The Business Combination has been accounted for as a purchase with GCC deemed to be the acquiring company. As a result, the financial results after the date of the Business Combination reflect the consolidated operations of GCC and MCLP; all financial results prior to such date reflect only the consolidated operations of GCC, which is considered the Company's predecessor for accounting purposes.

         The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it develops and constructs its PCS systems and builds a PCS customer base.

         In January 1997, a wholly owned subsidiary of the Company was the high bidder on 100 PCS Licenses in the D and E Block auctions conducted by the FCC. The purchase price of the licenses will be approximately $80.9 million.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of consolidation:

          The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its affiliate investments in which the Company has a greater than 50% interest. All affiliate investments in which the Company has between a 20% and 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

    Cash and cash equivalents:

         Cash and cash equivalents generally consist of cash, time deposits, commercial paper and money market instruments. The Company invests its excess cash in deposits with major banks and money market securities of investment grade companies from a variety of industries and, therefore, bears minimal risk. These investments have original maturity dates which do not exceed three months. Such investments are stated at cost, which approximates fair market value.

    Revenue recognition:

         Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Sales of equipment, primarily handsets, are recognized when the goods are delivered to the customer.

    Inventory:

         Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

    Property and equipment and depreciation:

         Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets which primarily range from three to ten years.

                          WESTERN WIRELESS CORPORATION

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Licensing costs and other intangible assets and amortization:

         Licensing costs primarily represent costs incurred to apply for or acquire Federal Communication Commission ("FCC") wireless licenses, including cellular licenses obtained by the Company, principally through acquisitions, and PCS licenses which were primarily purchased from the FCC.

         Amortization of cellular licenses is computed using the straight-line method. During 1996 the Company amortized its cellular licensing costs over 15 years. Effective January 1, 1997, the Company prospectively changed its amortization period for cellular licensing costs from 15 years to 40 years to conform more closely with industry practices. Amortization of PCS licenses begins with the commencement of service to customers and is computed using the straight-line method over 40 years. As of December 31, 1996, the Company had initiated commercial operations in six of its PCS markets. At December 31, 1995, operations had not commenced in any of the Company's PCS markets.

         The Company's PCS licenses represent qualified assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." During the years ended December 31, 1996 and 1995, the Company capitalized interest in the amount of $5.2 million and $0.4 million, respectively, pertaining to the build out of its PCS markets.

         Other intangible assets consist primarily of deferred financing costs. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans.

    Income taxes:

         The Company accounts for deferred taxes using the asset and liability method.

    Net loss per common share:

         Net loss per common share is calculated using the weighted average number of shares of outstanding common stock and common stock equivalents during the period. As required by the Securities and Exchange Commission (the "SEC"), common shares issued by the Company in the year preceding the filing of an initial public offering have been included in the calculation of shares used in determining the net loss per share as if they had been outstanding for all periods presented, the effect of which is anti-dilutive. The number of shares outstanding for periods subsequent to May 22, 1996 has been calculated based on the requirements of Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Due to the net loss incurred during the period subsequent to May 22, 1996, through December 31, 1996, all options and warrants are anti-dilutive, thus primary and fully diluted loss per share are equal.

    Stock-based compensation plans:

         The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 10 for discussion of the effect on net income and other related disclosures had the Company accounted for these plans under the SFAS No. 123, "Accounting for Stock-Based Compensation."

    Financial instruments:

          As required under the Credit Facility (as defined in Note 6), the Company enters into interest rate swap and cap agreements to manage interest rate exposure pertaining to long-term debt. The Company has only limited involvement with these financial instruments, and does not use them for trading purposes. Interest rate swaps are accounted for on an accrual basis, the income or expense of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements. These transactions do not subject the Company to risk of loss because gains and losses on these contracts are offset against losses and gains on the underlying liabilities. No collateral is held in relation to the Company's financial instruments.

                          WESTERN WIRELESS CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         The Company's carrying value of financial instruments approximates fair value. The estimated fair value of the Company's financial instruments has been determined using available market quotes and appropriate valuation methodologies.

    Supplemental cash flow disclosure:

         Cash paid for interest (net of amounts capitalized) was $36.2 million, $21.7 million, and $10.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         Non-cash investing and financing activities were as follows (in thousands):

                                                                                       YEAR ENDED DECEMBER, 31
                                                                              ----------------------------------------
                                                                                  1996          1995           1994
                                                                              ------------  ------------   -----------
Conversion of FCC deposit to wireless license .............................                 $    10,000
Conversion of revolving debt to term debt .................................   $   200,000
Issuance of common stock in exchange for wireless assets ..................         7,117         2,450
Exchange of shareholder loans and accrued interest for common stock .......                      14,068
Shareholder loans to fund FCC deposit .....................................                                $    10,000

         The Business Combination described in Notes 1, 9 and 12 was also a non-cash transaction involving the issuance of 18,160,643 shares of the Company's common stock to acquire the assets and liabilities of MCLP and 39,761 shares of the Company's common stock for interests in subsidiaries. During 1995, the Company issued 896,210 shares of its common stock in exchange for minority interests in GCC.

    Concentration of credit risk:

         The Company's customers are dispersed throughout the western United States. No single customer accounted for a significant amount of the Company's sales, and there were no significant accounts receivable from a single customer. The Company reviews the credit histories of potential customers prior to extending credit and maintains allowances for potential credit losses. The Company maintains cash and cash equivalents in high credit quality institutions. The Company believes that its risk from concentration of credit is limited.

    Estimates used in preparation of financial statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                          WESTERN WIRELESS CORPORATION

3.PROPERTY AND EQUIPMENT:

         Property and equipment consists of (in thousands):

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
Land, buildings and improvements .................   $     8,433    $     2,879
Wireless communications systems ..................       370,628        165,825
Furniture and equipment ..........................        49,351         16,273
                                                     -----------    -----------
                                                         428,412        184,977
Less accumulated depreciation ....................      (107,685)       (53,423)
                                                     -----------    -----------
                                                         320,727        131,554
Construction in progress .........................       217,890         62,138
                                                     ===========    ===========
                                                     $   538,617    $   193,692
                                                     ===========    ===========

         Depreciation expense was $54.9 million, $30.2 million and $17.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

4.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         At December 31, 1996, the Company's investments in and advances to unconsolidated affiliates consisted of an interest in Cook Inlet Western Wireless PV/SS PCS, L.P. ("Cook Inlet PCS"), and an interest in Latcom Wireless Telephone Co. ("Latcom"). At December 31, 1995, the Company's investments in unconsolidated affiliates consisted of a 47% interest in Sawtooth Paging, Inc. ("Sawtooth") and an interest in Cook Inlet PCS. During 1996, the Company purchased the remaining unowned portion of Sawtooth (See Note 9).

         In the first quarter of 1996, a wholly owned subsidiary of the Company entered into a joint venture to form Latcom. Latcom is a 49% partner in BALTEL SIA, which owns and operates a cellular license in the Republic of Latvia. The Company has approximately a 47.9% ownership interest and a $4.7 million investment in Latcom at December 31, 1996.

         In the fourth quarter of 1995, a wholly owned subsidiary of the Company entered into an agreement to form Cook Inlet PCS in order to participate in the FCC's auctions of PCS licenses. A shareholder of the Company is also a limited partner of the General Partner. The Company has a 49.9% ownership interest in Cook Inlet PCS. During 1996, Cook Inlet PCS was successful in acquiring 14 licenses in the FCC's C Block auction. In January 1997, Cook Inlet PCS was the high bidder in 7 PCS licenses in the F Block auction conducted by the FCC. The purchase price of the licenses will be approximately $50.5 million. At December 31, 1996 and 1995, the Company's investment in and advances to Cook Inlet PCS was approximately $8.1 million and $7.6 million, respectively.

         The assets, liabilities and results of operations of Sawtooth, Cook Inlet PCS, and Latcom are not material to the Company during 1996 and 1995.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.  ACCRUED LIABILITIES:

         Accrued liabilities consist of (in thousands):

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1996          1995
                                                       -----------   -----------
Accrued payroll and benefits .......................   $    11,192   $     5,551
Accrued interest expense ...........................        10,265         4,471
Accrued taxes, other than income ...................         5,096         3,236
Other ..............................................        10,099         3,401
                                                       -----------   -----------
                                                       $    36,652   $    16,659
                                                       ===========   ===========


6.  LONG-TERM DEBT:

         Long-term debt consists of (in thousands):

                                                               DECEMBER 31,
                                                       -------------------------
                                                          1996           1995
                                                       -----------   -----------
Credit Facility(a):
      Revolver .....................................                 $   347,000
      Term Loan ....................................   $   200,000
10-1/2% Senior Subordinated Notes Due 2006(b) ......       200,000
10-1/2% Senior Subordinated Notes Due 2007(c) ......       200,000
NORTEL Facility(d) .................................       143,000        13,000
Other ..............................................                       2,487
                                                       ===========   ===========
                                                       $   743,000   $   362,487
                                                       ===========   ===========

    (a) Credit Facility

         On June 30, 1995, the Company entered into a credit facility with a group of banks (the "Credit Facility"). Pursuant to the Credit Facility, the banks agreed to make loans to the Company, on a revolving-credit basis, in an aggregate principal amount not to exceed $750 million (the "Revolving Loans"). On May 6, 1996, the Company amended the Credit Facility to increase the Company's borrowing capacity in the form of a $200 million term loan (the "Term Loan"). On December 31, 1999, the Revolving Loans expire, thus, loans are restricted to the principal amount outstanding on that date. Beginning March 31, 2000, and June 30, 2000, the Company is required to make quarterly payments on the outstanding principal of the Revolving Loans and Term Loan. These payments increase each year, on the anniversary date of the initial payment, until paid in full on December 31, 2004, for the Revolving Loans and March 31, 2005, for the Term Loan. The Credit Facility also contains certain financial covenants, the most restrictive of which impose limitations on the incurrence of indebtedness.

         Any loan shall, at the option of the Company, be made as a Base Rate Advance, Eurodollar Advance or CD Rate Advance. Under the Credit Facility, interest is payable at an applicable margin in excess of the prevailing base rate. The applicable margin on the Revolving Loans is determined quarterly based on the leverage ratio of the Company, excluding certain of its subsidiaries. The applicable margin on the Term Loan is 2.75%. During 1996 and 1995, all loans under the Credit Facility had been borrowed using the Eurodollar option. The weighted average interest rate, including the appropriate applicable margin, for the years ended December 31, 1996 and 1995, were 7.79% and 7.41%, respectively. The Credit Facility also provides for an annual fee of 0.5% of the unused commitment, payable quarterly. As of December 31, 1996 and 1995, the unused portion of the commitment under the Credit Facility was $750 million and $403 million, respectively.

         The Credit Facility requires the Company to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. At December 31, 1996 and 1995, the Company had entered into interest rate caps and swaps with a total notional amount of $205 million and $375 million, respectively. Generally these instruments had initial terms ranging from three to 3 1/2 years and effectively converted variable rate debt to fixed rate. The

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.  LONG-TERM DEBT - (CONTINUED):

weighted average interest rate under these agreements was approximately 6.76% at December 31, 1996 and 1995. The amount of unrealized loss attributable to changing interest rates at December 31, 1996 and 1995, was immaterial.

         The repayment of the Credit Facility is secured by, among other things, the grant of a security interest in substantially all of the assets of the Company, excluding, among other items, the capital stock and assets of the subsidiary that is party to the NORTEL Facility.

         Upon execution of the Credit Facility, the Company repaid all of its outstanding indebtedness under its then existing revolving/term loan agreement (the "Previous Agreement"). Pursuant to the Previous Agreement, the lenders thereunder agreed to make loans to the Company on a revolving credit basis in an aggregate principal amount not to exceed $325 million. The Previous Agreement was collateralized by substantially all of the assets of the Company.

          The Company incurred an extraordinary loss of approximately $6.6 million in connection with the early repayment of the outstanding indebtedness under the Previous Agreement during 1995. The loss primarily consisted of the write-off of the related financing costs which had been deferred and only partially amortized.


    (b) 10-1/2% Senior Subordinated Notes Due 2006

          In May 1996, the Company issued $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par. The 2006 Notes mature on June 1, 2006. Interest is payable semi-annually commencing on December 1, 1996. The 2006 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The Credit Facility prohibits the repayment of all or any portion of the principal amount of the 2006 Notes prior to the repayment of all indebtedness under the Credit Facility.

         The 2006 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions. The 2006 Notes are subordinate in right of payment to the Credit Facility and the NORTEL Facility (see item (d) below).

    (c) 10-1/2% Senior Subordinated Notes Due 2007

         In October 1996, the Company issued $200 million principal amount of 10-1/2% Senior Subordinated Notes, which will mature on February 1, 2007 (the "2007 Notes") at par. Interest is payable semi-annually commencing February 1, 1997. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The Credit Facility prohibits the repayment of all or any portion of the principal amount of the 2007 Notes prior to the repayment of all indebtedness under the Credit Facility.

         The 2007 Notes contain certain restrictive covenants which are consistent with that of the 2006 Notes. The 2007 Notes are subordinate in right of payment to the Credit Facility and the NORTEL Facility.

     (d) NORTEL  Facility

         Effective June 30, 1995, a wholly owned subsidiary of the Company entered into a $200 million credit facility (the "NORTEL Facility") with Northern Telecom Inc. ("NORTEL") which expires on December 31, 2003. The NORTEL Facility bears interest at a rate approximating the prime rate plus a margin of 1.5%, or the London Interbank Offered Rate ("LIBOR") plus a margin of 2.5%. As of December 31, 1996, all outstanding borrowings were drawn under the LIBOR rate option. The weighted average interest rate, including margin, for the years ended December 31, 1996 and 1995, were 8.06% and 8.43%, respectively. At December 31, 1996 and 1995, the unused portion of the NORTEL Facility was $57 million and $187 million, respectively. The NORTEL Facility contains certain financial covenants, the most restrictive of which impose a minimum cash coverage and is collateralized by substantially all of the subsidiary's assets and the stock of such subsidiary.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   LONG-TERM DEBT - (CONTINUED):

           Interest only payments are required through September 30, 2000. Commencing September 30, 2000, and at the end of each calendar quarter thereafter, the subsidiary is required to make payments on the principal amount outstanding under the NORTEL Facility in increasing quarterly installments.


         During the first quarter of 1997, the Company entered into negotiations to amend the terms of the NORTEL Facility and the Credit Facility. The proposed amendments will increase the NORTEL Facility to $300 million and change certain financial covenants of the Credit Facility and to allow for an increase in the NORTEL Facility.

         The aggregate amounts of principal maturities as of December 31, 1996, of the Company's debt are as follows (in thousands):

       Year ending December 31,
       1997......................................................    $        0
       1998......................................................             0
       1999......................................................             0
       2000......................................................        15,050
       2001......................................................        35,320
       Thereafter................................................       692,630
                                                                     ----------
                                                                     $  743,000
                                                                     ==========



7.  COMMITMENTS:


         The Company leases various facilities, Cell Site locations, rights-of-way and equipment under operating lease agreements. The leases expire at various dates through 2036. Some leases have options to renew for additional periods up to 25 years. Certain leases require the Company to pay property taxes, insurance and normal maintenance costs. Substantially all of the Company's leases have fixed minimum lease payments. The Company has no significant capital lease liabilities.

         Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 1996, are summarized below (in thousands):


     Year ending December 31,
     1997..................................................... $ 16,550
     1998.....................................................   15,242
     1999.....................................................   13,876
     2000.....................................................   12,752
     2001.....................................................    8,531
     Thereafter...............................................   11,529
                                                               --------
                                                               $ 78,480
                                                               ========

         Aggregate rental expense for all operating leases was approximately $14.2 million, $4.8 million and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.  COMMITMENTS - (CONTINUED) :

         In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company has committed to purchase from various suppliers wireless communications equipment, handsets, and services. These agreements expire at various dates through December 2005. The aggregate amount of these commitments total approximately $401.3 million. At December 31, 1996, the Company has ordered approximately $219.7 million under all of these agreements, of which approximately $48.5 million is outstanding.


         The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

         During the first quarter of 1997, the Company entered into various new purchase commitments for equipment, services, and handsets totaling an estimated $45.4 million. These agreements expire between 1998 and 2001.

8.  INCOME TAXES:

         Significant components of deferred income tax assets and liabilities are as follows (in thousands):

                                                                         DECEMBER 31,
                                                                   ----------------------
                                                                      1996         1995
                                                                   ----------   ---------
Deferred tax assets:
    Net operating loss carryforwards.............................  $  100,000   $  38,000
    Other temporary differences..................................      12,000       5,000
                                                                   ----------   ---------
Total deferred tax assets........................................     112,000      43,000

Valuation allowance..............................................     (90,000)    (34,000)
                                                                   ----------   ---------
                                                                       22,000       9,000
Deferred tax liabilities:
     Property and wireless licenses basis differences............     (22,000)     (9,000)
                                                                   ----------   ---------
                                                                   $        0   $       0
                                                                   ==========   =========

         For tax purposes, the Company had available at December 31, 1996, net operating loss carryforwards for regular tax purposes of approximately $250 million which will expire in 2002 through 2011. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the Business Combination. The change in the valuation allowance was an increase of approximately $56 million and $16 million in 1996 and 1995, respectively and a decrease of approximately $5 million in 1994.

         Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors include recurring operating losses resulting primarily from the development of the Company's PCS business and expected increased competition from new entrants into the Company's existing markets. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company.

         The difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the Company's full valuation allowance against its net deferred tax assets.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. SHAREHOLDERS' EQUITY:

    (a) Business combinations

         On December 29, 1995, the shareholders of the Company, Palouse Paging Inc. ("Palouse"), and Sawtooth approved the merger of Palouse and Sawtooth into wholly owned subsidiaries of the Company. During 1995, certain officers, one of whom is a director, of the Company who are also shareholders of Palouse and Sawtooth provided Palouse and Sawtooth with short-term financing. During 1996, shareholders of Palouse and Sawtooth exchanged their shares for 515,561 and 79,748 shares of the Company's common stock, respectively. Certain shareholders of Palouse and Sawtooth were also officers and non-controlling shareholders of the Company. The Company accounted for the transaction as a stock purchase and paid approximately $3.1 million and $0.3 million of outstanding debt, including the debt to shareholders noted above, of Palouse and Sawtooth, respectively.

         On July 29, 1994, certain shareholders in GCC, holding approximately 95% of the then outstanding stock of GCC, and holders of all MCLP partnership interests exchanged their ownership interests for common stock of the Company in the Business Combination. The participating GCC shareholders exchanged 23,384,345 shares of GCC common stock in a one-for-one exchange for common stock in the Company. Under the terms of the Business Combination, the MCLP partnership interests received 18,160,643 shares of common stock in the Company, net of 661,609 shares of GCC stock owned by MCLP. GCC directly and indirectly owned MCLP partnership interests of approximately 9.9% which were converted into 2,059,352 shares of common stock of the Company. These shares are excluded from those outstanding for each of the periods presented. GCC's investment in MCLP had been recorded at a cost of $8.3 million. The fair value of common stock of the Company issued to acquire the non-GCC partnership interests in MCLP was $70.9 million.

         The Company recorded a provision for restructuring costs in 1994 of approximately $2.5 million, primarily related to the elimination of duplicative headquarters and other facilities and employee relocation costs.

    (b) GCC minority interest

         During 1995 and 1994, subsequent to the Business Combination of GCC and MCLP, the Company completed two cash redemptions of the remaining shares (the "Redemptions") of GCC's common stock. In addition, as part of the 1995 Redemption, the Company issued 896,210 shares of the Company's common stock for GCC common stock in a one-for-one exchange.

         These redemptions eliminated all minority interest positions in the equity of GCC. The cost in excess of the carrying amounts of the minority interests acquired increased licensing costs and other intangible assets by approximately $11 million and $1 million for the years ended December 31, 1995 and 1994, respectively.

    (c)Stock issuances

       During 1996, 10,664,800 shares of common stock were issued and approximately $233.9 million in net proceeds were received by the Company under a registration statement of the Company's Class A Common Stock filed with the SEC. Prior to this, the Company sold 88,567 shares of its common stock to an officer of the Company at $11.29 per share for aggregate proceeds of approximately $1.0 million.

       In November 1995, the Board of Directors approved an increase in the number of authorized shares of the Company's common stock from 25 million to 300 million.

       During 1995, a wholly owned subsidiary issued 4,300,001 shares of Series A Preferred Stock to certain existing shareholders of the Company at $35.00 per share for aggregate proceeds of approximately $150 million, which was comprised of approximately $14 million of converted debt of shareholders and approximately $136 million in cash. The preferred stock in the subsidiary was converted into common stock of the Company on a one for 3.1 basis. Additionally, the Company sold 581,901 shares of common stock at $11.29 per share for cash during 1995 to existing shareholders.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. STOCK-BASED COMPENSATION PLANS:

        On September 20, 1994, the Board of Directors of the Company established the 1994 Management Incentive Stock Option Plan (the "MISOP") which was later amended and approved, as amended, by the shareholders of the Company on November 16, 1995. The MISOP, provides for the issuance of up to 5,890,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the Administrator of the MISOP. The MISOP provided for the conversion to stock options of the Company for the stock options issued under a plan previously created by GCC and for the conversion of unvested rights to ownership in MCLP by its B Unit holders, as well as new options granted by the Company in the normal course of business subsequent to the Business Combination. As of July 29, 1994, GCC had granted options to purchase 1,061,251 shares of GCC stock at an average of approximately $2.98 per share; 545,629 of such options were fully vested as of that date. The Business Combination automatically accelerated the vesting of the remaining options under the terms of the GCC Option Plan. All such options were converted into options to purchase common stock of the Company.

         During 1996, the Board of Directors of the Company approved the 1996 Employee Stock Purchase Plan (the "ESPP") which became effective January 1, 1997 which provides for the issuance of up to 1,000,000 shares of Class A Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by the Company or its subsidiaries for at least three months prior to participation.

         A participant may contribute up to 10% of her or his total annual compensation toward the ESPP, not to exceed the IRS contribution limit each calendar year. Shares will be offered under this ESPP at 85% of market value at each offer date.
Participants are fully vested at all times.

         At December 31, 1996, the Company has accounted for the above described MISOP and ESPP following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost for the MISOP and the ESPP been determined based upon the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                          1996              1995
                                                      ------------     ------------
Net loss:
  As reported ...................................     $   (130,105)    $    (55,954)
  Pro forma .....................................     $   (134,255)    $    (57,388)

Primary and fully diluted loss per share:
  As reported ...................................     $      (2.00)    $      (0.99)
  Pro forma .....................................     $      (2.06)    $      (1.02)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Weighted average risk free interest rates ..........         6.33%         6.30%
Expected dividend yield ............................            0%            0%
Expected volatility ................................           50%            0%
Expected lives (in years) ..........................          7.5           7.5

         The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. STOCK-BASED COMPENSATION PLANS - (CONTINUED):

      Options granted, exercised and canceled under the above MISOP are summarized as follows (in thousands, except pricing information):

                                                                           YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                                     1996                            1995                           1994
                                          ----------------------------    ---------------------------    ---------------------------
                                                           Weighted                       Weighted                       Weighted
                                                           average                        average                         average
                                            Shares          price          Shares          price           Shares          price
                                          -----------    -------------    ----------    -------------    -----------    ------------
Outstanding, beginning of period......        3,538            $8.02         2,182            $5.15            760           $2.51
Options granted.......................        1,139            12.54         1,453            12.15          1,113            8.08
Options issued for conversion of
    unvested MCLP B units.............                                                                         322            1.10
Options exercised.....................         (384)            2.28           (39)            2.02
Options canceled......................         (128)           12.06           (58)            7.73            (13)           1.82
                                          -----------    -------------    ----------    -------------    -----------    ------------
Outstanding, end of the period                4,165            $9.65         3,538            $8.02          2,182           $5.15
                                          ===========    =============    ==========    =============    ===========    ============

Exercisable, end of period                    1,877            $6.36         1,582            $3.69          1,383           $2.54

         The weighted average fair value price per option outstanding at December 31, 1996 was $9.79.

         The following table summarizes information about fixed price stock options outstanding at December 31, 1996:

                                         Options outstanding                        Options exercisable
                          ------------------------------------------------------  ------------------------
                                              Weighted                                          Weighted
                                              average          Weighted                         average
        Range of              Number         remaining          average           Number        exercise
    exercise prices        outstanding    contractual life   exercise price     exercisable       price
------------------------  -------------   ----------------   ---------------    -----------   ------------
 $   1.10 - $  4.03          1,094            6 years          $     2.67          1,030        $     2.77
 $   9.68 - $ 11.29          1,393            8 years          $    10.47            654        $    10.11
 $  12.90 - $ 12.90            684            9 years          $    12.90            193        $    12.90
 $  13.88 - $ 16.13            994           10 years          $    13.98
---------- -------------  -------------   ----------------     ---------------    -----------   ----------
 $   1.10 - $ 16.13          4,165            8 years          $     9.65          1,877        $     6.36
---------- -------------  -------------   ----------------     ---------------    -----------   ----------

         During the first quarter of 1997, the Company's Board of Directors approved a restricted stock plan for certain executives of the Company. The Board approved the reservation of 500,000 shares for this plan which is effective January 1, 1997. During the month of January 1997, 95,000 shares were granted.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. ACQUISITIONS AND DISPOSITIONS:

         The following table summarizes the cellular market acquisitions of the Company for each of the three years ended December 31, 1996 (in thousands):


                                                                                   1996               1995               1994
                                                                              ---------------     --------------     -------------
                                   Market

Fargo, ND MSA ......................................................             January

North Dakota 3 RSA..................................................             January

Kansas 3 RSA........................................................               June

Kansas 14 RSA.......................................................                                  April

South Dakota 3 RSA..................................................                                   May

Kansas 8 RSA........................................................                                   May

South Dakota 1 RSA (a)..............................................                                December

Nevada 5 RSA .......................................................                                                   January

South Dakota 8 RSA..................................................                                                    April

Nebraska 3 RSA......................................................                                                    August

Kansas 4, 9 and 10 and Missouri 9 RSAs..............................                                                   November

Minnesota 3 RSA.....................................................                                                   December

Purchase price including cash and liabilities assumed:

Cash paid...........................................................          $      35,600        $    38,600        $   40,800
                                                                              ===============     ==============     =============

Liabilities assumed.................................................           $           0        $      500        $    2,500
                                                                              ===============     ==============     =============


(a) 217,000 shares of common stock were issued at $11.29 per share as part of the South Dakota 1 RSA acquisition.

       With the exception of the South Dakota 1 RSA and the South Dakota 8 RSA acquisitions which were stock purchases, the above transactions were asset purchases. All of these transactions were accounted for using the purchase method. Significantly all of the total purchase price of each acquisition has been allocated to licensing costs. Acquisitions of additional minority interests in owned markets are not reflected above. The results of operations of the properties acquired are included in the Consolidated Statement of Operations from the date of acquisition.

         In June 1996, the Company purchased a Denver MTA PCS wireless license for $66.1 million. This transaction was accounted for as an asset purchase.

   Exchanges:

       In July 1995, the Company exchanged its cellular assets in certain Minnesota markets, and its ownership interests in three other markets and $3.0 million in cash for the cellular assets and license for the Lubbock, TX MSA market. There was no gain or loss recognized on the transaction.

       In November 1994, the Company exchanged the assets in Hood River Cellular Telephone Company, a subsidiary of the Company, which included the cellular licenses of the Oregon 2 and Washington 7 RSA markets, in return for the assets and license in the Pueblo, CO MSA market and approximately $2.4 million in cash. There was no gain or loss recognized on the transaction.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.   ACQUISITIONS AND DISPOSITIONS - (CONTINUED):

       In July 1994, a subsidiary of the Company exchanged its Chico, CA MSA market for the Texas 3 and Texas 8 RSA markets. As part of the same agreement, a subsidiary of the Company obtained the Sioux City, IA MSA market and approximately $4.5 million in cash. As a result of the transaction, a gain of approximately $2.9 million was recognized.


   Dispositions:

        In April 1994, the assets of Lawton Cellular License Corporation, a subsidiary of the Company, were sold including the cellular license for the Lawton, OK MSA market for approximately $7.3 million in cash and marketable securities. As a result of the transaction, the Company recorded a gain of approximately $3.3 million.

        The following table reflects the operating results of the above 1995 and 1994 transactions since the effective date of the transactions. Pro forma unaudited consolidated operating results of the Company and the above transactions (including the acquisition of MCLP which is discussed in Note 12) for the years ended December 31, 1995 and 1994, assuming the acquisitions and dispositions, had been made as of January 1, 1994, are summarized below (in thousands, except per share amounts):

                                                                                      Year ended
                                                                                     December 31,
                                                                               -----------------------
                                                                               1995               1994
                                                                               ----               ----
Revenues...................................................................  $149,547           $ 89,945
                                                                             ========           ========
Loss before extraordinary item.............................................  $(49,840)          $(44,043)
Extraordinary loss.........................................................    (6,645)
                                                                             --------           --------
        Net loss...........................................................  $(56,485)          $(44,043)
                                                                             ========           ========
Loss per common share before extraordinary item............................  $  (0.88)          $  (1.00)
Per common share effect of extraordinary item..............................     (0.12)
                                                                             --------           --------
        Net loss per common share..........................................  $  (1.00)          $  (1.00)
                                                                             ========           ========

         These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation and amortization expense resulting from allocating a portion of the purchase price to fixed and wireless assets, and increased interest expense. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1994 or of future results of operations of the consolidated entities.


12.   ACQUISITION OF MARKETS CELLULAR LIMITED PARTNERSHIP:

         On July 29, 1994 the Company acquired MCLP in the Business Combination in exchange for 18,160,643 shares of common stock of the Company. The Business Combination was accounted for using the purchase method.

The purchase price of MCLP was determined as follows (in thousands):

   Fair value of shares issued to non-GCC interests .......................   $    70,918
   GCC's investments in MCLP ..............................................         8,250
   MCLP's long-term debt assumed ..........................................        59,590
   Transaction fees and other .............................................         1,310
                                                                              ===========
                                                                              $   140,068
                                                                              ===========

The purchase price was allocated as follows (in thousands):

   Cash acquired ..........................................................   $    11,726
   Working capital and tangible assets acquired ...........................        37,346
   Licenses and other intangible assets ...................................        90,996
                                                                              ===========
                                                                              $   140,068
                                                                              ===========

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.   ACQUISITION OF MARKETS CELLULAR LIMITED PARTNERSHIP- (CONTINUED):

         The following unaudited pro forma information presents the results of operations of the Company as if the Business Combination occurred on January 1, 1994. These results include certain adjustments to conform with the Company's accounting policies, increased amortization expense and the elimination of the provision for nonrecurring restructuring costs related to the Business Combination. These results are not necessarily indicative of the results that actually would have been attained if the Business Combination had been in effect at the beginning of 1994 or which may be attained in the future (in thousands, except per share data):

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                        1994
                                                     -----------
                                                     (unaudited)
Revenues:
    Subscriber revenues ..........................   $    47,410
    Roamer revenues ..............................        19,985
    Equipment sales ..............................         9,207
                                                     -----------
         Total revenues ..........................        76,602
                                                     -----------

Operating expenses:
    Cost of service ..............................        15,961
    Cost of equipment sales ......................        13,758
    General and administrative ...................        18,600
    Sales and marketing ..........................        23,099
    Depreciation and amortization ................        33,389
                                                     -----------
         Total operating expenses ................       104,807
                                                     -----------
Operating loss ...................................       (28,205)

Other income (expense):
    Interest and financing expense ...............       (13,113)
    Gain on dispositions, net ....................         6,202
    Other income (expense) .......................           657
                                                     ===========
         Net loss ................................   $   (34,459)
                                                     ===========
Net loss per common share ........................   $     (0.66)
                                                     ===========

                          WESTERN WIRELESS CORPORATION

13.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

         Selected quarterly consolidated financial information for the years ended December 31, 1996 and 1995 is as follows (in thousands, except per share data):

                                                                                                     LOSS BEFORE
                                                                 LOSS BEFORE                         EXTRAORDINARY      NET LOSS
                                  TOTAL         OPERATING       EXTRAORDINARY                          ITEM PER       PER COMMON
      QUARTER ENDED              REVENUES          LOSS              ITEM          NET LOSS          COMMON SHARE          SHARE
--------------------------     -----------     ------------     ------------    --------------       -----------     -----------
March 31, 1995                 $    26,084     $     (7,766)    $    (12,463)   $      (12,463)      $     (0.24)    $    (0.24)
June 30, 1995                  $    34,613     $     (4,023)    $    (10,145)   $      (16,790)      $     (0.19)    $    (0.31)
September 30, 1995             $    42,120     $     (3,749)    $    (11,135)   $      (11,135)      $     (0.19)    $    (0.19)
December 31, 1995              $    43,738     $     (8,397)    $    (15,566)   $      (15,566)      $     (0.25)    $    (0.25)

March 31, 1996                 $    46,035     $    (10,505)    $    (18,574)   $      (18,574)      $     (0.31)    $    (0.31)
June 30, 1996                  $    58,569     $    (13,158)    $    (21,596)   $      (21,596)      $     (0.35)    $    (0.35)
September 30, 1996             $    67,339     $    (27,489)    $    (38,605)   $      (38,605)      $     (0.56)    $    (0.56)
December 31, 1996              $    71,142     $    (35,734)    $    (51,330)   $      (51,330)      $     (0.74)    $    (0.74)

14. RELATED PARTY TRANSACTIONS:

       In connection with the 2006 Notes and equity offerings during the second quarter of 1996, the Company paid total underwriting fees of approximately $23.3 million. In connection with the 2007 Notes during the third quarter of 1996, the Company paid total underwriting fees of approximately $5.5 million. Goldman, Sachs & Co., an affiliate of a shareholder of the Company, was the lead underwriter on each offering.

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
               ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in thousands)


                                        Balance at        Charged to       Charged to
                                       beginning of        costs and          other         Deductions       Balance at
               Description                period           expenses       accounts (1)          (2)         end of period
               -----------            ----------------  ---------------- ---------------- ---------------- ----------------
Year ended December 31, 1996               $    2,800        $    9,091      $     (624)       $  (7,001)       $    4,266
                                      ================  ================ ================ ================ ================
Year ended December 31, 1995               $    1,772        $    4,558      $      892        $  (4,422)       $    2,800
                                      ================  ================ ================ ================ ================
Year ended December 31, 1994               $      476        $    1,885      $      638        $  (1,227)       $    1,772
                                      ================  ================ ================ ================ ================

(1) Represents market acquisitions and dispositions, late fees and net fraud credits given to customers
(2) Write-offs, net bad debt recovery.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997
____________________
                                            WESTERN WIRELESS CORPORATION

                                               /s/ John W. Stanton
                                            By_________________________________
                                            John W. Stanton
                                            Chairman of the Board and
                                            Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                                         Title
/s/John W. Stanton                   Chairman of the Board and Chief Executive Officer         March 28,1997
__________________________                   (Principal Executive Officer)               Date: ______________
John W. Stanton

/s/Donald Guthrie                                                                              March 28, 1997
__________________________             Vice Chairman and Chief Financial Officer         Date: ______________
Donald Guthrie                               (Principal Financial Officer)

/s/Natashia Stoneman Press                                                                     March 28, 1997
__________________________                    Principal Accounting Officer               Date: ______________
Nastashia Stoneman Press

/s/John L. Bunce, Jr.                                                                          March 28, 1997
_________________________                               Director                         Date: ______________
John L. Bunce, Jr.

/s/Mitchell R. Cohen                                                                           March 28, 1997
__________________________                              Director                         Date: ______________
Mitchell R. Cohen

/s/Terence O'Toole                                                                             March 28, 1997
__________________________                              Director                         Date: ______________
Terence O'Toole

/s/Jonathan M. Nelson                                                                          March 28, 1997
__________________________                              Director                         Date: ______________
Jonathan M. Nelson

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION                                                                   PAGE
-------           -----------                                                                   ----
3.1++             Amended and Restated Articles of Incorporation of the Registrant.
3.2++             Bylaws of the Registrant.
4.1*              Indenture between Western Wireless Corporation and Harris Trust Company of
                  California, dated May 22, 1996
4.2**             Indenture between Western Wireless Corporation and Harris Trust Company of
                  California, dated October 24, 1996
10.1++            Loan Agreement between Western PCS II Corporation and Northern
                  Telecom Inc., dated June 30, 1995
10.2++            PCS 1900 Project and Supply Agreement between Western PCS
                  Corporation and Northern Telecom Inc., dated June 30, 1995
10.3++            Purchase Agreement between Motorola Nortel Communications Co. and General
                  Cellular Corporation, dated July 29, 1993
10.4++            Loan Agreement among Western Wireless Corporation and The
                  Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty
                  Trust Company of New York, as Managing Agents for the Various
                  Lenders, dated June 30, 1995
10.5++            First Amendment to Loan Agreement by and among Western
                  Wireless Corporation, The Toronto-Dominion Bank, Barclays
                  Bank, PLC, and Morgan Guaranty Trust Company of New York, as
                  Managing Agents for the Various Lenders, dated January 11,
                  1996
10.6++            Supply Contract by and between Western PCS Corporation and
                  Nokia Telecommunications Inc., dated December 14, 1995
10.7++            Purchase and Sale Agreement, Nokia Mobile Phones, Inc. and Western Wireless
                  Corporation, dated November 10, 1995
10.8++            Western Wireless Corporation, 1994 Management Incentive Stock
                  Option Plan, approved, as adopted and amended, by Shareholders
                  November 16, 1995 together with form of Stock Option Agreement for offers thereunder
10.9++            Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994
10.10++           First Amendment to Stockholders Agreement by and among Western
                  Wireless Corporation and certain of its shareholders, Adding as a Party Western PCS Corporation, dated November 30, 1994
10.11++           Waiver Agreement by and among Western Wireless Corporation,
                  Western PCS Corporation and certain of Western Wireless
                  Corporation's shareholders, dated November 30, 1994
10.12++           Waiver Agreement by and among Western Wireless Corporation,
                  Western PCS Corporation and certain of Western Wireless
                  Corporation's shareholders, dated February 15, 1996
10.13++           Voting Agreement by and among Western Wireless Corporation and certain of its shareholders
10.14++           Lease Agreement by and between WWC Holding Co., Inc.,
                  successor in interest to MARKETS Cellular Limited Partnership, and WRC Properties, Inc., dated May 1, 1994
10.15++           Lease Agreement by and between Western Wireless Corporation and Department of Natural Resources, dated August 25, 1995
10.16++           First Amendment to Lease Agreement by and between Western Wireless
                  Corporation and Department of Natural Resources, dated February 28, 1996
10.17++           Form of Cellular One Group License Agreement
10.18++           Asset Purchase Agreement between Western PCS III License
                  Corporation as Buyer and GTE Mobilnet Incorporated as Seller,
                  dated January 16, 1996
10.19++           Purchase and Sale Agreement by and between Robert O. Tyler, Esq., as
                  Trustee, Seller, and GCC License Corporation, Purchaser, dated December 22, 1995
10.20++           Agreement for Purchase and Sale of Autoplex Cellular
                  Equipment, Software and Services by and among American
                  Telephone and Telegraph Company, WWC Holding Co., Inc.,
                  successor to MARKETS Cellular Limited Partnership and MCII
                  General Partnership, dated March 17, 1993
10.21++           Agreement and Plan of Reorganization by and among Palouse
                  Paging, Inc., the Shareholders of 100% of the Stock of Palouse
                  Paging, Inc., Western Paging I Corporation and Western
                  Wireless Corporation, dated February 5, 1996

\

EXHIBIT             DESCRIPTION                                                                     PAGE
-------             -----------                                                                     ----
10.22++             First Amendment to Agreement and Plan of Reorganization by and among
                    Western Paging I Corporation, the former Shareholders of 100% of the
                    Stock of Palouse Paging, Inc. and Western Wireless Corporation
10.23++             Agreement and Plan of Reorganization by and among Sawtooth Paging,
                    Inc., the Shareholders of 52.93% of the Stock of Sawtooth Paging, Inc.,
                    Western Paging II Corporation and Western Wireless Corporation, dated
                    February 5, 1996
10.24++             Employment Agreement by and between John W. Stanton and Western
                    Wireless Corporation, dated March 12, 1996
10.25++             Employment Agreement by and between Robert R. Stapleton and Western
                    Wireless Corporation, dated March 12, 1996
10.26++             Employment Agreement by and between Mikal J. Thomsen and Western
                    Wireless Corporation, dated March 12, 1996
10.27++             Employment Agreement by and between Theresa E. Gillespie and Western
                    Wireless Corporation, dated March 12, 1996
10.28               Employment Agreement by and between Donald Guthrie and Western Wireless
                    Corporation, dated March 12, 1996
10.29++             Form of Registrant's Restrictive Covenant and Confidentiality Agreement
10.30++             Form of Director and Officer Indemnification Agreement
10.31++             Western PCS Corporation Series A Preferred Stock Purchase Agreement
                    among Western Wireless Corporation, Western PCS Corporation and the Purchasers listed therein, dated April 10, 1995
10.32               Intentionally omitted
10.33++             PCS Block "C" Organization and Financing Agreement by and
                    among Western PCSBTA I Corporation, Western Wireless
                    Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook Inlet
                    Telecommunications, Inc., SSPCS Corporation and Providence
                    Media Partners L.P. dated as of November 5, 1995
10.34++             Limited Partnership Agreement by and between Cook Inlet PV/SS PCS
                    Partners, L.P. and Western PCS BTA I Corporation dated as of November
                    5, 1995
10.35++             First Amendment to Block "C" Organization and Financing
                    Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P.
                    Limited Partnership Agreement by and among Western PCS BTA I
                    Corporation, Western Wireless Corporation, Cook Inlet PV/SS
                    PCS Partners, L.P., Cook Inlet Telecommunications, Inc.,
                    SSPCS Corporation and Providence Media Partners L.P. dated as of April 8, 1996
10.36++             Amended and Restated Loan Agreement among Western Wireless
                    Corporation and The Toronto-Dominion Bank, Barclays Bank,
                    PLC, and Morgan Guaranty Trust Company of New York, as
                    Managing Agents for the Various Lenders, dated May 6, 1996
10.37**             Second Amendment to Block "C" Organization and Financing Agreement and
                    Cook Inlet Western Wireless PV/SS PCS, L.P. Limited Partnership
                    Agreement by and among Western PCS BTA I Corporation, Western Wireless
                    Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook Inlet
                    Telecommunications, Inc., SSPCS Corporation and Providence Media
                    Partners L.P. dated as of June 27, 1996
10.38**             Third Amendment to Block "C" Organization and Financing Agreement and
                    Cook Inlet Western Wireless PV/SS PCS, L.P. Limited Partnership
                    Agreement and First Amendment to Technical Services Agreement by and
                    among Western PCS BTA I Corporation, Western Wireless Corporation, Cook
                    Inlet PV/SS PCS Partners, L.P., Cook Inlet Telecommunications, Inc.,
                    SSPCS Corporation, Providence Media Partners L.P. and Cook Inlet
                    Western Wireless PV/SS PCS, L.P., dated July 30, 1996
10.39**             General Agreement for Purchase of Cellular Systems between Lucent
                    Technologies Inc. and Western Wireless Corporation, dated September 16,
                    1996
10.40**             Amendment No. 1 to PCS 1900 Supply Agreement between Western PCS
                    Corporation and Northern Telecom Inc., dated July 25, 1996
10.41**             Amendment No. 2 to PCS 1900 Supply Agreement between Western PCS
                    Corporation and Northern Telecom Inc., dated July 25, 1996
10.42+              Amendment No. 3 to PCS Supply Agreement between Western PCS Corporation and Northern Telecom Inc., dated October 14, 1996
10.43+++            Western Wireless Corporation 1996 Employee Stock Purchase Plan
21.1++              Subsidiaries of the Registrant
23.1                Consent of Arthur Andersen LLP
23.2                Consent of Arthur Andersen LLP
27.1                Financial Data Schedule

--------------------

* Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2688).

** Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-14859).

+ Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act.

++ Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2432).

+++ Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-18137)