Form 10-Q
period 1997-03-31
WESTERN WIRELESS CORP
filed 1997-05-09
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 WASHINGTON                               91-1638901
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

           2001 NW SAMMAMISH ROAD
            ISSAQUAH, WASHINGTON                            98027
    ---------------------------------------             -------------
   (Address of principal executive offices)               (Zip Code)

                                 (425) 313-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title                      Shares Outstanding as of April 29, 1997
--------------------------------------------------------------------------------
 Class A Common Stock, no par value                  14,904,616
 Class B Common Stock, no par value                  55,109,944



                    Page 1 of 18 sequentially numbered pages

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of March 31, 1997, and December 31, 1996............................................................ 3

         Consolidated Statements of Operations
         for the Three Months Ended March 31, 1997 and March 31, 1996........................................... 4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1997 and March 31, 1996........................................... 5

         Notes to Consolidated Financial Statements............................................................. 6

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................................10


PART II - OTHER INFORMATION.....................................................................................16

ITEM 1.  LEGAL PROCEEDINGS......................................................................................16

ITEM 2.  CHANGES IN SECURITIES..................................................................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................16

ITEM 5.  OTHER INFORMATION......................................................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................17

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           March 31,         December 31,
                                                                                             1997               1996
                                                                                          ------------      -------------
                                                            ASSETS
Current assets:
    Cash and cash equivalents .......................................................      $    35,845      $    54,885
    Accounts receivable, net of allowance for doubtful accounts of
          $4,507 and $4,266, respectively ...........................................           27,684           28,958
    Inventory .......................................................................           23,723           26,138
    Prepaid expenses and other current assets .......................................           15,581           14,809
    Deposit held by FCC .............................................................           17,251           25,000
                                                                                           -----------      -----------
          Total current assets ......................................................          120,084          149,790

Property and equipment, net of accumulated depreciation
     of $130,560 and $107,685, respectively .........................................          637,637          538,617
Licensing costs and other intangible assets, net of accumulated
     amortization of $59,403 and $55,363, respectively ..............................          539,192          540,482
Investments in and advances to unconsolidated affiliates ............................           28,693           12,655
Other assets ........................................................................              103              159
                                                                                           ===========      ===========
                                                                                           $ 1,325,709      $ 1,241,703
                                                                                           ===========      ===========
                                             LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable ...............................................................       $    31,546      $    14,122
    Accrued liabilities ............................................................            43,959           36,652
    Construction accounts payable ..................................................            72,698           89,583
    Unearned revenue and customer deposits .........................................             4,628            4,097
                                                                                           -----------      -----------
          Total current liabilities ................................................           152,831          144,454
                                                                                           -----------      -----------

Long-term debt .....................................................................           873,000          743,000
                                                                                           -----------      -----------

Commitments (Note 6)

Shareholders' equity:
    Preferred stock, no par value, 50,000,000 shares authorized;
          no shares issued outstanding
    Common stock, no par value, 300,000,000 shares authorized; Class A,
          14,810,157 and 14,540,691 shares issued and outstanding, respectively;
          Class B, 55,198,604 and 55,239,157 shares issued
          and outstanding, respectively ............................................           570,972          569,278
    Deferred compensation ..........................................................            (1,692)            (800)
    Deficit ........................................................................          (269,402)        (214,229)
                                                                                           -----------      -----------
          Total shareholders' equity ...............................................           299,878          354,249
                                                                                           ===========      ===========
                                                                                           $ 1,325,709      $ 1,241,703
                                                                                           ===========      ===========




           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                Three months ended March 31,
                                                               -----------------------------
                                                                   1997            1996
                                                               ------------    -------------
Revenues:
     Subscriber revenues ...................................   $    56,685      $    35,337
     Roamer revenues .......................................         6,694            6,757
     Equipment sales and other revenues ....................         8,181            3,941
                                                               -----------      -----------
          Total revenues ...................................        71,560           46,035
                                                               -----------      -----------

Operating expenses:
     Cost of service .......................................        20,237            8,815
     Cost of equipment sales ...............................        13,065            6,354
     General and administrative ............................        24,703           12,270
     Sales and marketing ...................................        24,525           13,491
     Depreciation and amortization .........................        26,421           15,610
                                                               -----------      -----------
          Total operating expenses .........................       108,951           56,540
                                                               -----------      -----------

Operating loss .............................................       (37,391)         (10,505)
                                                               -----------      -----------

Other income (expense):
     Interest and financing expense, net ...................       (17,360)          (8,134)
     Equity in net loss of unconsolidated affiliates .......        (1,087)             (40)
     Other, net ............................................           665              105
                                                               -----------      -----------
          Total other income (expense) .....................       (17,782)          (8,069)
                                                               -----------      -----------
          Net loss .........................................   $   (55,173)     $   (18,574)
                                                               ===========      ===========
Net loss per common share ..................................   $     (0.79)     $     (0.31)
                                                               ===========      ===========
Weighted average common shares and common
     equivalent shares outstanding .........................    69,934,000       59,487,000
                                                               ===========      ===========





           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Three months ended March 31,
                                                                                    ----------------------------
                                                                                       1997               1996
                                                                                    ----------         ---------
Operating activities:
     Net loss .....................................................................  $(55,173)         $(18,574)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization ...........................................    27,453            15,610
          Employee equity compensation ............................................       296               115
          Equity in net loss of unconsolidated affiliates .........................     1,087                40
          Other, net ..............................................................       140               208
          Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
              Accounts receivable, net ............................................     1,274             1,741
              Inventory ...........................................................     2,415            (4,158)
              Prepaid expenses and other current assets ...........................      (905)           (3,190)
              Accounts payable ....................................................    17,424             8,171
              Accrued liabilities .................................................     7,307              (735)
              Unearned revenue and customer deposits ..............................       531               553
                                                                                     --------          --------
          Net cash provided by (used in) operating activities .....................     1,849              (219)
                                                                                     --------          --------
Investing activities:
     Purchase of property and equipment ...........................................  (139,270)          (38,587)
     Purchase of wireless licenses and other ......................................    (2,750)           (4,233)
     Acquisition of wireless properties, net of cash acquired .....................      (849)          (36,045)
     Investments in and advances to unconsolidated affiliates .....................   (16,276)              (84)
     Refund of deposit held by FCC ................................................     7,749
                                                                                     --------          --------
          Net cash used in investing activities ...................................  (151,396)          (78,949)
                                                                                     --------          --------
Financing activities:
     Proceeds from issuance of common stock, net ..................................       507             1,000
     Additions to long-term debt ..................................................   130,000            75,800
                                                                                     --------          --------
          Net cash provided by financing activities ...............................   130,507            76,800
                                                                                     --------          --------
Decrease in cash and cash equivalents .............................................   (19,040)           (2,368)

Cash and cash equivalents, beginning of period ....................................    54,885             8,572
                                                                                     --------          --------
Cash and cash equivalents, end of period ..........................................  $ 35,845          $  6,204
                                                                                     ========          ========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. The Company has acquired seven PCS licenses covering seven Major Trading Areas ("MTAs"). The Company has initiated service in all seven MTAs, including the Denver MTA which initiated wireless services on May 1, 1997.

         The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it develops and constructs its PCS systems and builds a PCS customer base.

         In January 1997, a wholly owned subsidiary of the Company was the high bidder on 100 PCS Licenses in the D and E Block auctions conducted by the Federal Communications Commission ("FCC"). The purchase price of the licenses will be approximately $80.9 million. Cook Inlet Western Wireless PV/SS, L.P. ("Cook Inlet PCS"), a Delaware limited partnership in which the Company is a 49.9% limited partner, was the high bidder on 7 additional PCS licenses in the FCC F block auction during January 1997.

         The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1996, contained in the Company's Form 10-K dated March 28, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    Supplemental cash flow disclosure:

         Cash paid for interest (net of amounts capitalized) was $12.7 million and $7.9 million for the three months ended March 31, 1997 and 1996, respectively.

    Capitalized interest

         During the three months ended March 31, 1997, the Company capitalized interest in the amount of $3.0 million pertaining to the build out of its PCS markets.

    Recently issued accounting standards

         The Financial Accounting Standards Board ("FASB") has recently issued Statement No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share. The Company does not expect implementation of the statement to have a material effect as the Company is in a loss position. Additionally, the FASB has recently issued Statement No. 129 "Disclosure Of Information About Capital Structure." The Company does not expect implementation of this statement to have a material effect to the Company's financial statements.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

    Reclassifications

         Certain amounts in prior year's financial statements have been reclassified to conform to the 1997 presentation.

3.  PROPERTY AND EQUIPMENT:

         Property and equipment consists of (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                        1997          1996
                                                    ---------      ------------
Land, buildings and improvements ................   $  10,636      $   8,433
Wireless communications systems .................     440,078        370,628
Furniture and equipment..........................      63,845         49,351
                                                    ---------      ---------
                                                      514,559        428,412
Less accumulated depreciation ...................    (130,560)      (107,685)
                                                    ---------      ---------
                                                      383,999        320,727
Construction in progress ........................     253,638        217,890
                                                    =========      =========
                                                    $ 637,637      $ 538,617
                                                    =========      =========

         Depreciation expense was $23.2 million and $9.4 million for the three months ended March 31, 1997, and 1996, respectively.

4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         During the first quarter of 1997, the Company entered into a joint venture to form ACG Telesystems Ghana, LLC ("Ghana"). Ghana is the parent company to ACG Telesystems Ghana, LTD which owns a cellular license in the Republic of Ghana. The Company has invested approximately $6.6 million in Ghana at March 31, 1997.

         During the first quarter of 1997, the Company increased its investment in Latcom Wireless Telephone Co. to $5.9 million and increased its investment in and advances to Cook Inlet PCS to $15.5 million.

5.  LONG-TERM DEBT:

         Long-term debt consists of (in thousands):

                                                      MARCH 31,   DECEMBER 31,
                                                        1997        1996
                                                     ---------    -----------
Credit Facility:
      Revolver ..................................    $100,000
      Term Loan .................................     200,000     $200,000
10-1/2% Senior Subordinated Notes Due 2006 ......     200,000      200,000
10-1/2% Senior Subordinated Notes Due 2007 ......     200,000      200,000
NORTEL Facility .................................     173,000      143,000
                                                     ========     ========
                                                     $873,000     $743,000
                                                     ========     ========

The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan ("the Revolver") and a $200 million term loan (the "Term Loan"). In addition, a wholly owned subsidiary of the Company has a credit facility (the "NORTEL Facility") with Northern Telecom Inc. ("NORTEL"). In March 1997, the Company amended the NORTEL Facility to increase the Company's borrowing capacity under the NORTEL Facility from $200 to $300 million.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

5.  LONG-TERM DEBT - (CONTINUED):


         At March 31, 1997, the unused portions of the NORTEL Facility and the Credit Facility were $127 million and $650 million, respectively.

         The aggregate amounts of principal maturities of the Company's debt are as follows (in thousands):

         Nine months ending December 31, 1997 .........................$       0
         Year ending December 31,
         1998 .........................................................        0
         1999 .........................................................        0
         2000 .........................................................   25,050
         2001 .........................................................   55,520
         Thereafter ...................................................  792,430
                                                                       ---------
                                                                       $ 873,000
                                                                       =========


6.  COMMITMENTS:

         Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of March 31, 1997, are summarized below (in thousands):


         Nine months ending December 31, 1997 .........................$  14,706
         Year ending December 31,
         1998 .........................................................   18,221
         1999 .........................................................   16,551
         2000 .........................................................   15,182
         2001 .........................................................   10,684
         Thereafter ...................................................   13,912
                                                                       ---------
                                                                       $  89,256
                                                                       =========

         Aggregate rental expense for all operating leases was approximately $6.4 million and $2.2 million for the three months ended March 31, 1997 and 1996, respectively.

         In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company has committed to purchase from various suppliers wireless communications equipment, handsets, and services. These agreements expire at various dates through December 2005. The aggregate amount of these commitments total approximately $456.5 million. At March 31, 1997, the Company has ordered approximately $245.7 million under all of these agreements, of which approximately $34.2 million is outstanding.

The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


7.   SHAREHOLDERS' EQUITY:

         During the first quarter of 1997, the Company issued 133,913 shares of its common stock and received $0.5 million of net proceeds as a result of employee stock options that were exercised.

         In January 1997, the Company granted 95,000 shares under its restricted stock plan. Compensation expense recognized related to these shares were approximately $0.4 million for the first quarter of 1997.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (Unaudited)


8.   ACQUISITIONS AND DISPOSITIONS:

         On April 24, 1997, the Company and Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") entered into agreements whereby the Company has agreed to acquire from Triad the cellular business and assets of Triad in the Rural Service Areas ("RSAs") designated as Texas 1, 2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of (i) approximately $180 million, subject to adjustment, plus (ii) 1,600,000 shares of the Company's Class A Common Stock, or, if a registration statement covering such shares of Class A Common Stock is not effective within 90 days after the date of acquisition of such assets, at the option of Triad, $20.0 million. In addition, the Company has entered into an agreement with Triad whereby the Company agrees to acquire from Triad their rights in and to the D and E Block FCC licenses for PCS Systems in Oklahoma City, OK, Enid, OK, Stillwater, OK, Ponca City, OK, Lubbock, TX, St. George, UT, Worthington, MN and Wilmer-Marshall, MN with respect to which Triad was the high bidder in the recently conducted FCC auctions, for an aggregate purchase price equal to the amounts paid through the closing to the FCC by Triad for such licenses. Triad's successful bids for such licenses aggregated approximately $4.8 million. The closing of each of the acquisitions is conditional upon the satisfaction of certain conditions, including obtaining all necessary FCC approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained in this Quarterly Report that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The "Risk Factors" and cautionary statements identify important factors, among others, that could cause actual results to differ materially from those in the forward looking statements, where such factors are detailed in the Company's 1996 prospectuses, as amended, filed with the Securities and Exchange Commission.

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1996. As a result of PCS operations, the Company's operating results for prior periods may not be indicative of future performance.

OVERVIEW

         The Company provides wireless communications services in the western United States through the ownership and operation of cellular communications systems in 75 Rural Service Areas and Metropolitan Statistical Areas. At March 31, 1997 the Company had acquired broadband personal communications services ("PCS") licenses in seven Major Trading Areas ("MTAs"). Through March 31, 1997 the Company has commenced commercial operations in six of its PCS MTAs. Effective May 1, 1997 the Company commenced operations in its Denver MTA. A partnership in which the Company holds a 49.9% limited partnership interest acquired broadband PCS licenses in 14 Basic Trading Areas ("BTAs") during 1996. These BTAs are not yet operational. During 1997, the Company was the high bidder on 100 additional PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions. The partnership in which the Company is a 49.9% limited partner was the high bidder on 7 additional PCS licenses in the FCC F Block auction during 1997.

         The Company's revenues consist primarily of subscriber revenues (including access charges and usage charges), roamer revenues (fees charged for providing services to subscribers of other cellular communications systems when such subscribers, or "roamers," place or receive a phone call within one of the Company's service areas) and equipment sales. The majority of the Company's revenues are derived from subscriber revenues. The Company had no revenues from its paging or PCS systems prior to February 1, 1996 and February 29, 1996, respectively. Revenues from paging systems are included in other revenue and accounted for less than 2% of the Company's total revenues in 1996. The Company expects to continue to sell cellular and PCS handsets below cost and regards these losses as a cost of building its subscriber base. As used herein, "service revenues" include subscriber, roamer and other revenues.

         Cost of service consists of the cost of providing wireless service to subscribers, primarily including costs to access local exchange and long distance carrier facilities and maintain the Company's wireless network. General and administrative expenses include the costs associated with billing a subscriber and the administrative cost associated with maintaining subscribers, including customer service, accounting and other centralized functions. General and administrative expenses also include provisions for unbillable fraudulent roaming charges and subscriber bad debt. Sales and marketing costs include costs associated with acquiring a subscriber, including direct and indirect sales commissions, salaries, all costs of sales offices and retail locations, advertising and promotional expenses. Depreciation and amortization includes depreciation expense associated with the Company's property and equipment in service and amortization associated with its wireless licenses for operational markets. The Company amortizes licensing costs associated with PCS systems once they become operational.

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

         In the comparisons that follow, the Company has separately set forth certain information relating to cellular operations (including paging) and PCS operations. The Company believes that this is appropriate because its cellular systems have been operating for a number of years while its first PCS system commenced operations during the first quarter of 1996.

RESULTS OF OPERATIONS

         Results of Operations for the Three Months Ended March 31, 1997, Compared to the Three Months Ended March 31, 1996

         The Company had 351,200 cellular subscribers at March 31, 1997, representing an increase of 27,000 or 8.3% from December 31, 1996. At March 31, 1996, the Company had 239,200 cellular subscribers representing an increase of 29,700 or 14.2% from December 31, 1995. For the three months ended March 31, 1997 and March 31, 1996, the net number of cellular subscribers added through system acquisitions was approximately 0 and 5,400, respectively. The Company had 49,000 PCS subscribers at March 31, 1997, representing an increase of 13,500 or 38.0% from December 31, 1996. The Company had 2,200 PCS subscribers at March 31, 1996 as a result of initiating commercial service in its Honolulu MTA on February 29, 1996.

REVENUES

                                                    THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------
                                                   1997                     1996
                                          ----------------------    --------------------
                                          CELLULAR         PCS       CELLULAR      PCS
                                                           (IN THOUSANDS)
Subscriber revenues ................      $49,382       $ 7,303     $35,188     $   149
Roamer revenues ....................        6,694                     6,757
Equipment sales ....................        2,905         3,999       2,695         420
Other revenues (1) .................        1,277                       826
                                          ---------     -------     -------     -------
     Total revenues ................      $60,258       $11,302     $45,466     $   569
                                          =========     =======     =======     =======

          ------------------
          (1) Primarily revenue from paging services

         Cellular subscriber revenues increased to $49.4 million for the three months ended March 31, 1997, from $35.2 million for the three months ended March 31, 1996. This $14.2 million or 40.3% increase is primarily due to the growth in the number of subscribers partially offset by a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber, calculated as the average of the monthly averages, was $48.75 for the three months ended March 31, 1997, as compared to $51.87 for the three months ended March 31, 1996. The Company experienced a 6.0% decline in average monthly subscriber revenue per subscriber for the three months ended March 31, 1997, from the three months ended March 31, 1996. The Company anticipates this downward trend to continue in 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

         PCS subscriber revenues for the three months ended March 31, 1997, were $7.3 million. Average monthly PCS subscriber revenue per subscriber was $58.33 for the three months ended March 31, 1997. PCS subscriber revenues for the three months ended March 31, 1996 were $0.1 million, representing one month of operations in Hawaii. Accordingly, no average PCS revenue statistics are reflected herein.

         Roamer revenues were $6.7 million for the three months ended March 31, 1997, compared to $6.8 million for the three months ended March 31, 1996, a decrease of $0.1 million or 0.9%. A decline in the Company's roamer revenues generally reflects the decline in rates charged by carriers between each other in the industry, offset by increased roaming traffic. Roamer revenues as a percentage of total cellular revenues declined to 11.1% for the three months ended March 31, 1997, from 14.9% for the three months ended March 31, 1996. While the Company expects total roamer minutes to continue to increase, further declines in the rates charged between carriers may limit revenue growth in 1997.

         Cellular equipment sales, which consist primarily of handset sales, increased to $2.9 million for the three months ended March 31, 1997, from $2.7 million for the three months ended March 31, 1996. This $0.2 million or 7.8% increase is primarily due to the 11.6% increase in handsets sold offset by a slight decrease in the average cellular handset sales price. PCS equipment sales were $4.0 million for the three months ended March 31, 1997 compared to $0.4 million for the three months ended March 31, 1996. This $3.6 million increase is due to the increase in handsets sold as a result of the commencement of commercial operations in six of the Company's PCS MTAs during 1996. The Company anticipates continued growth in equipment sales as a result of increases in cellular and PCS subscriber additions and the commencement of commercial operations in its remaining PCS markets.

         Other revenue, which consists primarily of paging revenues, were $1.3 million for the three months ended March 31, 1997, compared to $0.8 million for the three months ended March 31, 1996, following the acquisition of paging operations in February 1996.

OPERATING EXPENSES

                                                                      THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------------------------------------
                                                               1997                                 1996
                                                  ----------------------------      --------------------------------
                                                    CELLULAR             PCS             CELLULAR             PCS
                                                                             (IN THOUSANDS)
   Cost of service...............................$  11,066         $   9,171          $   8,407            $  408
   Cost of equipment sales.......................    5,943             7,122              5,437               917
   General and administrative....................   13,587            11,116              9,169             3,101
   Sales and marketing...........................   12,055            12,470             11,004             2,487
   Depreciation and amortization.................   15,924            10,497             15,160               450
                                                 ---------         ---------          ---------            ------
        Total operating expenses.................$  58,575         $  50,376          $  49,177            $7,363
                                                 =========         =========          =========            ======


         CELLULAR OPERATING EXPENSES

         Cost of service increased to $11.1 million for the three months ended March 31, 1997, from $8.4 million for the three months ended March 31, 1996. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and to maintain the Company's expanding wireless network. While cost of service increased $2.7 million or 31.6%, it decreased as a percentage of service revenues to 19.3% for the three months ended March 31, 1997, from 19.6% for the three months ended March 31, 1996, which is due primarily to efficiencies gained from the growing subscriber base.

         Cost of equipment sales increased to $5.9 million for the three months ended March 31, 1997, from $5.4 million for the three months ended March 31, 1996. This $0.5 million or 9.3% increase is due primarily to the 11.6% increase in handsets sold, for the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

         General and administrative costs increased to $13.6 million for the three months ended March 31, 1997, from $9.2 million for the three months ended March 31, 1996, an increase of $4.4 million or 48.2%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the Company has not incurred material fraud or bad debt expenses to date and continues to develop and invest in measures to minimize such expenses, there can be no assurance that such expenses will not increase in the future.

         Sales and marketing costs increased to $12.1 million for the three months ended March 31, 1997, from $11.0 million for the three months ended March 31, 1996, primarily due to net subscriber additions. Sales and marketing costs per net subscriber added, excluding subscribers added from acquisitions, decreased to $446 for the three months ended March 31, 1997, from $455 for the three months ended March 31, 1996. This 2.0% decrease is a result of reduced advertising and promotional costs and a reduction in churn. Including the losses on equipment sales, the cost per net subscriber added decreased to $559 for the three months ended March 31, 1997, from $566 for the three months ended March, 31 1996.

         Depreciation expense increased to $14.0 million for the three months ended March 31, 1997, from $9.2 million for the three months ended March 31, 1996. This increase of $4.8 million or 52.2%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense decreased to $1.9 million for the three months ended March 31, 1997, from $6.0 million for the three months ended March 31, 1996. This $4.1 million or 68.3% decrease is primarily attributable to the Company prospectively changing its amortization period for cellular licensing costs from 15 years to 40 years, effective January 1, 1997, to conform more closely with industry practices.

         PCS OPERATING EXPENSES

         Total PCS operating expenses were $50.4 million for the three months ended March 31, 1997, compared to $7.4 million for the three months ended March 31, 1996. A portion of each individual component of PCS operating expenses were start-up costs incurred prior to the commencement of operations in each PCS system. Exclusive of depreciation and amortization expense which was not material, approximately $2.7 million of start-up costs was incurred for the three months ended March 31, 1997, compared to $3.8 million for the three months ended March 31, 1996. As the subscriber base continues to grow during 1997, the Company expects total operating expenses to increase. Accordingly, the PCS operating expenses are not representative of future operations.

         Cost of service expenses and cost of equipment sales represents the expenses incurred by the operational PCS systems, of which there were six in the first quarter of 1997 and one in the first quarter of 1996. Accordingly, cost of service increased to $9.2 million and cost of equipment sales increased to $7.1 million for the three months ended March 31, 1997, from $0.4 million and $0.9 million, respectively, for the three months ended March 31, 1996. General and administrative costs increased to $11.1 million for the three months ended March 31, 1997, from $3.1 million for the three months ended March 31, 1996, due to the costs associated with supporting the additional markets in which the Company has operations. Sales and marketing costs increased to $12.5 million for the three months ended March 31, 1997, from $2.5 million for the three months ended March 31, 1996, as a result of the increase in net subscriber additions. Depreciation expense of $9.2 million and amortization expense of $1.3 million for the three months ended March 31, 1997, will increase throughout 1997 as the initial PCS systems become fully operational.

OPERATING INCOME (LOSS)

                                              THREE MONTHS ENDED MARCH 31,
                                  ------------------------------------------------
                                            1997                    1996
                                  -----------------------   ----------------------
                                    CELLULAR     PCS         CELLULAR       PCS
                                                  (IN THOUSANDS)
Operating Income (loss).......... $ 1,683    $ (39,074)   $  (3,711)     $  (6,974)
                                  =======    =========    ==========     =========

         Total operating loss increased to $37.4 million for the three months ended March 31, 1997, from $10.5 million for the three months ended March 31, 1996, primarily as a result of the $39.1 million operating loss attributable to PCS operations partially offset by the cellular operating income.

OTHER INCOME (EXPENSE)

         Interest and financing expense, net of capitalized interest, increased to $17.4 million for the three months ended March 31, 1997, from $8.1 million for the three months ended March 31, 1996. The increase of $9.3 million or 113%, is primarily attributable to an increase in long-term debt, which increased to $873.0 million at March 31, 1997, from $438.5 million at March 31, 1996, incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will increase in 1997 as a result of the increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate before the effect of capitalized interest was 10.3% for the three months ended March, 31 1997, and 8.1% for the three months ended March 31, 1996.

EBITDA

                                              THREE MONTHS ENDED MARCH 31,
                                  ------------------------------------------------
                                            1997                    1996
                                  -----------------------   ----------------------
                                    CELLULAR     PCS         CELLULAR       PCS
                                                  (IN THOUSANDS)
EBITDA........................... $17,607    $ (28,577)   $  11,449      $  (6,344)
                                  =======    =========    ==========     =========

         EBITDA declined to negative $11.0 million for the three months ended March 31, 1997, from $5.1 million for the three months ended March 31, 1996, primarily due to the negative $28.6 million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 53.8% to $17.6 million for the three months ended March 31, 1997, from $11.4 million for the three months ended March 31, 1996, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies recognized. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 30.7% for the three months ended March 31, 1997, from 26.6% for the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of the Company also has a credit facility (the "NORTEL Facility" and, together with the Credit Facility, the "Senior Secured Facilities") with Northern Telecom Inc. and a consortium of lenders. The NORTEL Facility was recently amended to increase the amount of the facility from $200 million to $300 million. As of March 31, 1997, $300 million and $173 million were outstanding under the Credit Facility and the NORTEL Facility, respectively, and the amounts available for borrowing under the Credit Facility and the NORTEL Facility were $15 million and $127 million, respectively. Indebtedness under the Credit Facility and the NORTEL Facility matures on March 31, 2005, and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness.

         On April 24, 1997, the Company and Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") entered into agreements whereby the Company has agreed to acquire from Triad the cellular business and assets of Triad in the Rural Service Areas ("RSAs") designated as Texas 1, 2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of (i) approximately $180 million, subject to adjustment, plus (ii) 1,600,000 shares of the Company's Class A Common Stock, or, if a registration statement covering such shares of Class A Common Stock is not effective within 90 days after the date of acquisition of such assets, at the option of Triad, $20.0 million. In addition, the Company has entered into an agreement with Triad whereby the Company agrees to acquire from Triad their rights in and to certain D and E Block FCC licenses with respect to which Triad was the high bidder in the recently conducted FCC auctions, for an aggregate purchase price equal to the amounts paid through the closing to the FCC by Triad for such licenses. Triad's successful bids for such licenses aggregated approximately $4.8 million.

         The Company currently anticipates spending approximately $100 million to complete the initial build-out of its PCS MTA systems and to begin construction of the Seattle and Phoenix/Tucson BTA systems and approximately $81 million for the acquisition of the D and E Block PCS licenses for which it was the high bidder in the recently concluded FCC auction in 1997. The Company will also require approximately $185 million to complete the acquisition of Triad in the fourth quarter of 1997. In addition, further funds will be required to finance the continued growth of its cellular and PCS operations (which may be significant), provide for working capital, and service debt. The Company will utilize cash on hand and amounts available for borrowing under the Credit Facility and the NORTEL Facility for such purposes. While the Company believes such sources will be sufficient, to the extent that the build-out of the PCS systems or other costs associated with the growth of its business are greater than expected, the Company will need to seek additional financing. The Company continues to consider additional sources of funding to meet those potential needs which may include the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

         The Company continues to evaluate acquisition opportunities, joint ventures and other potential business transactions. Such transactions, if completed, could require additional funds raised through the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

         Net cash provided by operating activities for the three months ended March 31, 1997, was $1.8 million. Adjustments to the $55.2 million net loss for such period to reconcile to net cash provided by operating activities primarily included $27.5 million of depreciation and amortization (including the amortization of deferred financing costs). Other adjustments included changes in operating assets and liabilities, net of effects from consolidating acquired interests, consisting primarily of a decrease of $2.4 million in inventory as a result of first quarter equipment sales, and an increase of $17.4 million in accounts payable and $7.3 million in accrued liabilities as a result of the continued growth of the Company's PCS business. Net cash used in operating activities was $0.2 million for the three months ended March 31, 1996.

         Net cash used in investing activities was $151.4 million for the three months ended March 31, 1997. Investing activities for such period consisted primarily of purchases of property and equipment of $139.3 million of which $122.0 million was attributable to PCS capital expenditures and advances made to affiliates of $16.3 million primarily due to a revolving loan agreement with Cook Inlet PCS and funding of international ventures partially offset by a $7.7 million refund of deposits held by the FCC. Net cash used in investing activities was $78.9 million for the three months ended March 31, 1996.

         Net cash provided by financing activities was $130.5 million for the three months ended March 31, 1997. Financing activities for such period consisted primarily of additions to long-term debt, which provided cash of $130.0 million. Net cash provided by financing activities was $76.8 million for the three months ended March 31, 1996.

        The Company holds a 49.9% limited partnership interest in a partnership entity which acquired licenses in 14 BTAs in the FCC C Block auctions and was the high bidder on 7 BTA licenses in the F Block auction. The partnership is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the C Block license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of the partnership or other third party financing. The Company funded the operations of the partnership during the three months ended March 31, 1997, and has agreed to enter into a loan agreement with the partnership whereby the Company would agree to provide a $20 million revolver/term loan to the partnership at an interest rate equal to the higher of fifteen percent or the London Interbank Offer Rate ("LIBOR") plus 5%. At March 31, 1997, the Company had advanced funds totaling $10.4 million to the partnership. These advances are due in August 1997.

         In the ordinary course of business, the Company continuously reviews potential acquisition opportunities and has entered into various joint development agreements with respect to international interests. Any such prospective acquisitions would be financed with the borrowings under the Credit Facility or additional financing, which may not be on terms favorable to the Company.

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

         On April 29, 1997, Western PCS BTA I Corporation, a wholly-owned subsidiary of the Company ("Western BTA"), received a civil investigative demand from the Department of Justice ("DOJ") requiring production of certain documents and responses to certain interrogatories in connection with the DOJ's investigation of bid rigging and market allocation for PCS licenses auctioned by the FCC. Western BTA understands that similar demands were issued to numerous other participants in the FCC PCS auctions. Western BTA believes that its conduct throughout the PCS auctions was consistent with all FCC regulations and applicable laws and intends to cooperate fully with the DOJ's investigative demand.


ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8

         (a) Exhibit             Description
         -----------             -----------
            10.44                Western Wireless Corporation 1997 Executive Restricted Stock Plan(1)

            10.45                Form of First Amendment to Amended and Restated Loan agreement among Western
                                 Wireless Corporation and The Toronto Dominion Bank, Barclays Bank, PLC, and
                                 Morgan Guaranty Trust Company of New York, as Managing Agents for the various lenders, dated March 27, 1997(1)

            10.46                Purchase Agreement, dated April 24, 1997, by and among Western Wireless
                                 Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad Oklahoma, L.P., Triad
                                 Cellular Corporation and Triad Cellular L.P.(1)

            10.47                Purchase Agreement, dated April 24, 1997, by and between Western Wireless
                                 Corporation and Triad Cellular Corporation.(1)

            10.48                Agreement and Plan of Merger, dated April 24, 1997, by and among Western
                                 Wireless Corporation, Minnesota Cellular Corporation, Triad Investment
                                 Minnesota, Inc., Barry B. Lewis, Craig W. Viehweg, Terry E. Purvis, Triad
                                 Cellular Corporation, Triad Cellular L.P., and Triad Minnesota, L.P.(1)

            10.49                Purchase Agreement, dated April 24, 1997, by and between Western Wireless
                                 Corporation and Triad Cellular, L.P.(1)

            10.50*               First Amendment to Loan Agreement, dated as of March 6, 1997, among
                                 Western PCS II Corporation, Northern Telecom Inc., NTFC Capital Corporation
                                 and Export Development Corporation

            10.51*               Second Amendment to Loan Agreement, dated as of April 15, 1997, among
                                 Western PCS II Corporation, Northern Telecom Inc., NTFC Capital Corporation
                                 and Export Development Corporation


            27.1                 Financial Data Schedule

            ------------------
            * Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

            (1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (Commission File No. 333-14859)


         (b) Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Western Wireless Corporation



     By /s/ Donald Guthrie                  By /s/ Nastashia Stoneman Press
       ----------------------------            -------------------------------
     Donald Guthrie                        Nastashia Stoneman Press
     Chief Financial Officer               Principal Accounting Officer


                               Dated: May 7, 1997

                                 EXHIBIT INDEX

Exhibit         Description
-------         -----------

10.44           Western Wireless Corporation 1997 Executive Restricted Stock
                Plan(1)

10.45 Form of First Amendment to Amended and Restated Loan Agreement among Western Wireless Corporation and The Toronto Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty Trust Company of New York, as Managing Agents for the various lenders, dated March 27, 1997(1)

10.46 Purchase Agreement, dated April 24, 1997, by and among Western Wireless Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad Oklahoma, L.P., Triad Cellular Corporation and Triad Cellular L.P.(1)

10.47 Purchase Agreement, dated April 24, 1997, by and between Western Wireless Corporation and Triad Cellular Corporation(1)

10.48 Agreement and Plan of Merger, dated April 24, 1997, by and among Western Wireless Corporation, Minnesota Cellular Corporation, Triad Investment Minnesota, Inc., Barry B. Lewis, Craig W. Viehweg, Terry E. Purvis, Triad Cellular Corporation, Triad Cellular L.P., and Triad Minnesota, L.P.(1)

10.49 Purchase Agreement, dated April 24, 1997, by and between Western Wireless Corporation and Triad Cellular, L.P.(1)

10.50* First Amendment to Loan Agreement, dated as of March 6, 1997, among Western PCS II Corporation, Northern Telecom Inc., NTFC Capital Corporation and Export Development Corporation

10.51* Second Amendment to Loan Agreement, dated as of April 15, 1997, among Western PCS II Corporation, Northern Telecom Inc., NTFC Capital Corporation and Export Development Corporation

27.1            Financial Data Schedule

----------------

* Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (Commission File No. 333-14859)