Form 10-Q
period 1997-06-30
WESTERN WIRELESS CORP
filed 1997-08-13
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                     91-1638901
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

     2001 NW SAMMAMISH ROAD
      ISSAQUAH, WASHINGTON                                  98027
-------------------------------              --------------------------------
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title                  Shares Outstanding as of August 1, 1997
--------------------------------------------------------------------------------
   Class A Common Stock, no par value                 15,935,421
   Class B Common Stock, no par value                 54,111,048



                    Page 1 of 23 sequentially numbered pages

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of June 30, 1997, and December 31, 1996..........................3

         Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 1997 and June 30, 1996..4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1997 and June 30, 1996............5

         Notes to Consolidated Financial Statements..........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................11


PART II - OTHER INFORMATION.................................................21

ITEM 1.  LEGAL PROCEEDINGS..................................................21

ITEM 2.  CHANGES IN SECURITIES..............................................21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................21

ITEM 5.  OTHER INFORMATION..................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................22

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                  June 30,      December 31,
                                                                                                    1997           1996
                                                                                                ----------      -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents ...........................................................     $    16,276      $    54,885
    Accounts receivable, net of allowance for doubtful accounts of
           $6,348 and $4,266, respectively ..............................................          35,424           28,958
    Inventory ...........................................................................          26,478           26,138
    Prepaid expenses and other current assets ...........................................          12,462           14,809
    Deposit held by FCC .................................................................           3,642           25,000
                                                                                              -----------      -----------
           Total current assets .........................................................          94,282          149,790

Property and equipment, net of accumulated depreciation
      of $160,181 and $107,685, respectively ............................................         679,200          538,617
Licensing costs and other intangible assets, net of accumulated
      amortization of $63,741 and $55,363, respectively .................................         599,125          540,482
Investments in and advances to unconsolidated affiliates ................................          49,804           12,655
Other assets ............................................................................              75              159
                                                                                              -----------      -----------
                                                                                              $ 1,422,486      $ 1,241,703
                                                                                              ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................................................     $    15,675      $    14,122
    Accrued liabilities .................................................................          46,534           36,652
    Construction accounts payable .......................................................          60,265           89,583
    Unearned revenue and customer deposits ..............................................           4,714            4,097
                                                                                              -----------      -----------
           Total current liabilities ....................................................         127,188          144,454
                                                                                              -----------      -----------
Long-term debt ..........................................................................       1,065,000          743,000
                                                                                              -----------      -----------


Commitments (Note 8)


Shareholders' equity:
    Preferred stock, no par value, 50,000,000 shares authorized;
           no shares issued and outstanding
    Common stock, no par value, 300,000,000 shares authorized; Class A,
           15,891,577 and 14,540,691 shares issued and outstanding,
           respectively; Class B, 54,143,139 and 55,239,157 shares issued
           and outstanding, respectively ................................................         571,272          569,278
    Deferred compensation ...............................................................          (1,547)            (800)
    Deficit .............................................................................        (339,427)        (214,229)
                                                                                              -----------      -----------
          Total shareholders' equity ....................................................         230,298          354,249
                                                                                              -----------      -----------
                                                                                              $ 1,422,486      $ 1,241,703
                                                                                              ===========      ===========








           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)




                                                                    Three months ended June 30,   Six months ended June 30,
                                                                    ---------------------------  -------------------------
                                                                      1997       1996              1997        1996
                                                                  ----------  ----------       ----------  ----------
Revenues:
      Subscriber revenues ......................................    $ 71,003   $ 43,814         $ 127,688   $  79,151
      Roamer revenues ..........................................       8,873      9,114            15,567      15,871
      Equipment sales and other revenues .......................      10,766      5,641            18,947       9,582
                                                                  ----------  ----------       ----------  ----------
           Total revenues ......................................      90,642     58,569           162,202     104,604
                                                                  ----------  ----------       ----------  ----------

Operating expenses:
      Cost of service ..........................................      22,286     10,739            42,523      19,554
      Cost of equipment sales ..................................      22,442      8,438            35,507      14,792
      General and administrative ...............................      25,486     16,139            50,189      28,409
      Sales and marketing ......................................      32,496     18,587            57,021      32,078
      Depreciation and amortization ............................      33,201     17,824            59,622      33,434
                                                                  ----------  ----------       ----------  ----------
           Total operating expenses ............................     135,911     71,727           244,862     128,267
                                                                  ----------  ----------       ----------  ----------

Operating loss .................................................     (45,269)   (13,158)          (82,660)    (23,663)
                                                                  ----------  ----------       ----------  ----------

Other income (expense):
      Interest and financing expense ...........................     (23,148)    (8,880)          (40,508)    (17,014)
      Equity in net loss of unconsolidated affiliates ..........      (2,221)       (13)           (3,308)        (53)
      Other, net ...............................................         613        455             1,278         560
                                                                  ----------  ----------       ----------  ----------
           Total other income (expense) ........................     (24,756)    (8,438)          (42,538)    (16,507)
                                                                  ----------  ----------       ----------  ----------

           Net loss ............................................    $(70,025)  $(21,596)        $(125,198)  $ (40,170)
                                                                  ==========  ==========       ==========  ==========

Net loss per common share ......................................    $  (1.00)  $  (0.35)        $   (1.79)  $   (0.66)
                                                                  ==========  ==========       ==========  ==========

Weighted average common shares and common
      equivalent shares outstanding ............................  70,021,000  62,363,000       69,978,000  60,925,000
                                                                  ==========  ==========       ==========  ==========























           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)




                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                              1997        1996
                                                                            ---------  ----------
Operating activities:
      Net loss............................................................  $(125,198)  $ (40,170)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization ..................................    61,680      33,972
           Employee equity compensation ...................................       658         725
           Equity in net loss of unconsolidated affiliates ................     3,308          53
           Other, net .....................................................       153         655
           Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
                Accounts receivable, net ..................................    (6,466)     (4,929)
                Inventory .................................................      (340)    (10,957)
                Prepaid expenses and other current assets .................     2,051      (3,241)
                Accounts payable ..........................................     1,553        (539)
                Accrued liabilities .......................................     9,882       3,066
                Unearned revenue and customer deposits ....................       617         814
                                                                             --------    --------
           Net cash used in operating activities ..........................   (52,102)    (20,551)
                                                                             --------    --------

Investing activities:
      Purchase of property and equipment ..................................  (222,976)    (89,825)
      Purchase of wireless licenses and other .............................   (53,412)    (77,346)
      Acquisition of wireless properties, net of cash acquired ............      (849)    (40,102)
      Investments in and advances to unconsolidated affiliates ............   (39,608)      2,478
      Refund of deposit held by FCC .......................................     7,749       1,500
                                                                             --------    --------
           Net cash used in investing activities ..........................  (309,096)   (203,295)
                                                                             --------    --------

Financing activities:
      Proceeds from issuance of common stock, net .........................       589     234,949
      Additions to long-term debt .........................................   322,000     548,800
      Payment of debt ....................................................               (465,011)
      Deferred financing costs ...........................................                (12,735)
                                                                             --------    --------
           Net cash provided by financing activities ......................   322,589     306,003
                                                                             --------    --------

Change in cash and cash equivalents .......................................   (38,609)     82,157

Cash and cash equivalents, beginning of period ............................    54,885       8,572
                                                                             --------    --------

Cash and cash equivalents, end of period ..................................    16,276      90,729
                                                                             ========    ========

















           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. The Company has acquired seven PCS licenses covering seven Major Trading Areas ("MTAs"). The Company has initiated service in all seven MTAs, including the Denver MTA which initiated wireless services on May 1, 1997. During the first quarter of 1997, the Company was the high bidder on 100 additional PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions, of which 95 have been granted as of June 30, 1997. Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS") a partnership in which the Company holds a 49.9% limited partnership interest owns broadband PCS licenses in 21 Basic Trading Areas ("BTAs") including 7 that were acquired in the FCC F Block auction during the first quarter of 1997. Cook Inlet PCS initiated service in one of these in June 1997.

         The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it expands its PCS systems and builds a PCS customer base.

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

    Supplemental cash flow disclosure:

         Cash paid for interest (net of amounts capitalized) was $34.2 million and $19.6 million for the six months ended June 30, 1997 and 1996, respectively.

         Non-cash investing and financing activities were as follows (in thousands):

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                               1997       1996
                                                            ----------  --------
Conversion of FCC deposit to wireless license................$ 13,609
Conversion of revolving debt to term debt....................           $200,000
Issuance of common stock in exchange for wireless properties.              7,117

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):


     Licensing costs and other intangible assets and amortization:

           Licensing costs primarily represent costs incurred to apply for or acquire Federal Communication Commission ("FCC") wireless licenses, including cellular licenses obtained by the Company, principally through acquisitions, and PCS licenses which were primarily purchased from the FCC. Amortization of these licenses begins with the commencement of service to customers and is computed using the straight-line method over 40 years.

           Other intangible assets consist primarily of deferred financing costs. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans which have terms ranging from 9 to 10 years.

     Capitalized interest:

           During the three months ended June 30, 1997 and 1996, the Company had interest expense of $23.1 million and $8.9 million, respectively, net of capitalized interest in the amount of $1.0 million and $2.4 million, respectively, pertaining to the build out of its PCS markets. During the six months ended June 30, 1997 and 1996, the Company had interest expense of $40.5 million and $17.0 million, respectively, net of capitalized interest in the amount of $4.0 million and $2.4 million, respectively, pertaining to the build out of its PCS markets.

     Recently issued accounting standards:

           The Financial Accounting Standards Board ("FASB") has recently issued Statement No. 128 "Earnings Per Share", Statement No. 129 "Disclosure of Information about Capital Structure", Statement No. 130 "Reporting Comprehensive Income", and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company does not expect implementation of these statements to have a material effect on the Company's financial statements.

     Reclassifications:

           Certain amounts in prior year's financial statements have been reclassified to conform to the 1997 presentation.


     Financial instruments:

           As required under the Credit Facility (as defined in Note 7), the Company enters into interest rate swap and cap agreements to manage interest rate exposure pertaining to long-term debt. The Company has only limited involvement with these financial instruments, and does not use them for trading purposes. In addition, the Company has historically held derivative financial instruments to maturity and has never recognized a gain or loss on disposal. It is the Company's intent to hold existing derivatives to maturity. Interest rate swaps are accounted for on an accrual basis, the income or expense of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements. These transactions do not subject the Company to risk of loss because gains and losses on these contracts are offset against losses and gains on the underlying liabilities. No collateral is held in relation to the Company's financial instruments.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

3. PROPERTY AND EQUIPMENT:

         Property and equipment consists of (in thousands):

                                                                  JUNE 30,         DECEMBER 31,
                                                                    1997               1996
                                                                 ---------         ------------

   Land, buildings and improvements.........................     $  11,724          $   8,433
   Wireless communications systems..........................       630,597            370,628
   Furniture and equipment..................................        69,589             49,351
                                                                 ---------          ---------
                                                                   711,910            428,412
   Less accumulated depreciation............................      (160,181)          (107,685)
                                                                 ---------          ---------
                                                                   551,729            320,727
   Construction in progress.................................       127,471            217,890
                                                                 ---------          ---------
                                                                 $ 679,200          $ 538,617
                                                                 =========          =========

         Depreciation expense was $29.8 million and $12.0 million for the three months ended June 30, 1997 and 1996, respectively, and $53.0 million and $21.4 million for the six months ended June 30, 1997 and 1996, respectively.


4. LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

         Licensing costs and other intangible assets consists of (in thousands):

                                                                  JUNE 30,         DECEMBER 31,
                                                                    1997              1996
                                                                 ---------         ------------
   Licensing costs..........................................     $ 629,056          $ 562,039
   Other intangible assets..................................        33,810             33,806
                                                                 ---------          ---------
                                                                   662,866            595,845
   Accumulated amortization.................................       (63,741)           (55,363)
                                                                 ---------          ---------
                                                                 $ 599,125          $ 540,482
                                                                 =========          =========



5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

         During the second quarter of 1997, the Company entered into two joint ventures. The first was to form Telcell Wireless LLC ("Georgia"). Georgia is a partner in Magticom Ltd. which owns a cellular license in the Republic of Georgia. The second joint venture entered into formed Icesco, Ltd. ("Iceland"). Iceland is the parent company to Icelandic Mobile Phone Company which owns a cellular license in Iceland.

         At June 30, 1997 and 1996 the Company's investment in Cook Inlet PCS was $28.1 million and $8.1 million, respectively. All other investments and advances to unconsolidated affiliates were $21.7 and $4.6 for the period ended June 30, 1997 and 1996, respectively.


6.    ACCRUED LIABILITIES:

         Accrued liabilities consist of (in thousands):

                                                                  JUNE 30,      DECEMBER 31,
                                                                    1997           1996
                                                                 ---------      ------------

   Accrued payroll and benefits.............................     $ 10,317          $ 11,192
   Accrued interest expense.................................       14,534            10,265
   Accrued taxes, other than income.........................       11,301             5,096
   Other....................................................       10,382            10,099
                                                                 ========          ========
                                                                 $ 46,534          $ 36,652
                                                                 ========          ========

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)

7.    LONG-TERM DEBT:

           Long-term debt consists of (in thousands):

                                                     JUNE 30,    DECEMBER 31,
                                                       1997          1996
                                                    ----------  -------------
        Credit Facility:
              Revolver ...........................  $  165,000
              Term Loan ..........................     200,000   $  200,000
        10-1/2% Senior Subordinated Notes Due 2006     200,000      200,000
        10-1/2% Senior Subordinated Notes Due 2007     200,000      200,000
        NORTEL Facility ..........................     300,000      143,000
                                                    ----------   ----------
                                                    $1,065,000   $  743,000
                                                    ==========   ==========

           The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan ("the Revolver") and a $200 million term loan (the "Term Loan"). In addition, a wholly owned subsidiary of the Company has a $300 million credit facility (the "NORTEL Facility") with Northern Telecom Inc. ("NORTEL"). At
June 30, 1997, the unused portion of the Credit Facility was $585 million and the NORTEL Facility was fully drawn.




           The aggregate amounts of principal maturities of the Company's debt are as follows (in thousands):

        Six months ending December 31, 1997.                     $        0
        Year ending December 31,
        1998 .....................................                        0
        1999 .....................................                        0
        2000 .....................................                   42,300
        2001 .....................................                   94,450
        Thereafter ...............................                  928,250
                                                                 ----------
                                                                 $1,065,000
                                                                 ==========



8.  COMMITMENTS:

           Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of June 30, 1997, are summarized below (in thousands):

        Six months ending December 31, 1997                         $10,553
        Year ending December 31,
        1998......................................                   19,791
        1999......................................                   17,933
        2000......................................                   16,468
        2001......................................                   11,909
        Thereafter................................                   15,399
                                                                    -------
                                                                    $92,053
                                                                    =======



           Aggregate rental expense for all operating leases was approximately $7.2 million and $2.7 million for the three months ended June 30, 1997 and 1996, respectively, and $13.6 million and $4.9 million for the six months ended June 30, 1997 and 1996, respectively.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


8.  COMMITMENTS - (CONTINUED):

         In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company has committed to purchase from various suppliers wireless communications equipment, handsets, and services. These agreements expire at various dates through December 2005. The aggregate amount of these commitments total approximately $453.6 million. At June 30, 1997, the Company has ordered approximately $249.1 million under all of these agreements, of which approximately $14.0 million is outstanding.

         The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

9.   SHAREHOLDERS' EQUITY:

         During the six months ended June 30, 1997, the Company issued 159,868 shares of its common stock and received $0.6 million of net proceeds as a result of employee stock options that were exercised.

         In January 1997, the Company granted 95,000 shares under its restricted stock plan. Compensation expense recognized related to these shares was approximately $0.5 million for the three months ended June 30, 1997, and $0.9 million for the six months ended June 30, 1997.

10.   ACQUISITIONS AND DISPOSITIONS:

         On April 24, 1997, the Company and Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") entered into agreements whereby the Company has agreed to acquire from Triad the cellular business and assets of Triad in the Rural Service Areas ("RSAs") designated as Texas 1, 2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of (i) approximately $180 million, subject to adjustment, plus (ii) 1,600,000 shares of the Company's Class A Common Stock, or, if a registration statement covering such shares of Class A Common Stock is not effective within 90 days after the date of acquisition of such assets, at the option of Triad, $20.0 million. In addition, the Company has entered into an agreement with Triad whereby the Company agrees to acquire from Triad their rights in and to certain PCS D and E Block licenses with respect to which Triad was the high bidder in the recently conducted FCC auctions, in Oklahoma City, OK, Enid, OK, Stillwater, OK, Ponca City, OK, Lubbock, TX, St. George, UT, Worthington, MN and Wilmer-Marshall, MN for an aggregate purchase price equal to the amounts paid through the closing to the FCC by Triad for such licenses. Triad's successful bids for such licenses aggregated approximately $4.8 million. The closing of each of the acquisitions is conditional upon the satisfaction of certain conditions, including obtaining all necessary FCC approvals.

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

OVERVIEW

           The Company provides wireless communications services in the western United States through the ownership and operation of cellular communications systems in 75 Rural Service Areas and Metropolitan Statistical Areas. At June 30, 1997, the Company owns broadband personal communications services ("PCS") licenses in seven Major Trading Areas ("MTAs"), each of which has commenced commercial operations. During the first quarter of 1997, the Company was the high bidder on 100 additional PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions, of which 95 have been granted as of June 30, 1997. During the second quarter of 1997, the Company converted a portion of the deposits held with the FCC into 20% of the consideration for these licenses as well as paid cash for the remainder of the purchase price. Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"), a partnership in which the Company holds a 49.9% limited partnership interest owns broadband PCS licenses in 21 Basic Trading Areas ("BTAs") including 7 that were acquired in the FCC F Block auction during the first quarter of 1997. The first of these BTAs commenced commercial operations in June 1997.

           The Company's revenues consist primarily of subscriber revenues (including access charges and usage charges), roamer revenues (fees charged for providing services to subscribers of other cellular communications systems when such subscribers, or "roamers," place or receive a phone call within one of the Company's service areas) and equipment sales. The majority of the Company's revenues are derived from subscriber revenues. The Company had no revenues from its paging or PCS systems prior to February 1, 1996 and February 29, 1996, respectively. Revenues from paging systems are included in other revenue and accounted for less than 2% of the Company's total revenues in 1996, which is expected to be the case throughout 1997. The Company expects to continue to sell cellular and PCS handsets below cost and regards these losses as a cost of building its subscriber base. As used herein, "service revenues" include subscriber, roamer and other revenues.

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

         As used herein, "EBITDA" represents operating loss before depreciation and amortization. EBITDA is a measure commonly used in the industry and should not be construed as an alternative to operating income (loss) (as determined in accordance with Generally Accepted Accounting Principles, "GAAP"), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Cellular EBITDA represents EBITDA from the Company's cellular operations and PCS EBITDA represents EBITDA from the Company's PCS operations.

         The Company expects a continued decline in consolidated EBITDA as it continues to develop, construct and operate its PCS systems and aggressively seeks to build its PCS subscriber base. To the extent that the time to complete the PCS build-out is faster or the costs are greater than expected, operating losses will increase and consolidated EBITDA may be negative for some periods. The Company has experienced rapid growth in its revenues and assets during the periods set forth below, which rates of growth will not necessarily continue over the next few years. The Company has made and expects to make substantial capital expenditures in connection with the expansion of its wireless communications systems. The Company's results of operations for the periods described herein will not necessarily be indicative of future performance.

         In the comparisons that follow, the Company has separately set forth certain information relating to cellular operations (including paging) and PCS operations. The Company believes that this is appropriate because its cellular systems have been operating for a number of years while its first PCS system commenced operations during the first quarter of 1996.

RESULTS OF OPERATIONS

         Results of Operations for the Three Months Ended June 30, 1997, Compared to the Three Months Ended June 30, 1996

         The Company had 389,900 cellular subscribers at June 30, 1997, representing an increase of 38,700 or 11.0% from March 31, 1997. At June 30, 1996, the Company had 264,200 cellular subscribers representing a net increase of 25,000 or 10.5% from March 31, 1996. The Company had 74,400 PCS subscribers at June 30, 1997, representing an increase of 25,400 or 51.8% from March 31, 1997. The Company had 6,400 PCS subscribers at June 30, 1996, an increase of 4,200 or 191% from March 31, 1996.

REVENUES

                                 THREE MONTHS ENDED JUNE 30,
                           ----------------------------------------
                                   1997                  1996
                           -------------------   ------------------
                           CELLULAR      PCS      CELLULAR     PCS
                           --------      ---      --------     ---
                                        (IN THOUSANDS)
Subscriber revenues......   $58,490    $12,513    $43,109    $  705
Roamer revenues..........     8,873                 9,114
Equipment sales..........     3,012      6,357      3,304     1,213
Other revenues(1)........     1,397                 1,124
                            -------    -------    -------    ------
     Total revenues......   $71,772    $18,870    $56,651    $1,918
                            =======    =======    =======    ======

        ----------
        (1) Primarily revenue from paging services

         Cellular subscriber revenues increased to $58.5 million for the three months ended June 30, 1997, from $43.1 million for the three months ended June 30, 1996. This $15.4 million or 35.7% increase is primarily due to the growth in the number of subscribers partially offset by a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber, calculated as the average of the monthly averages, declined 8.0% to $52.46 for the three months ended June 30, 1997, compared to $57.04 for the three months ended June 30, 1996. The Company anticipates this downward trend to continue in 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

         PCS subscriber revenues for the three months ended June 30, 1997, were $12.5 million, representing operations in six of the Company's PCS MTAs for the entire three months and the Denver MTA for two months. PCS subscriber revenues for the three months ended June 30, 1996, were $0.7 million, primarily representing operations in the Hawaii MTA. Average monthly PCS subscriber revenue per subscriber was $68.64 for the three months ended June 30, 1997, compared to $54.65 for the three months ended June 30, 1996. As the Company's PCS operations only began generating revenue during 1996, the year over year trend is not necessarily representative of future trends.

         Roamer revenues were $8.9 million for the three months ended June 30, 1997, compared to $9.1 million for the three months ended June 30, 1996, a decrease of $0.2 million or 2.6%. The decline in the Company's roamer revenues generally reflects the decline in rates charged by carriers between each other in the industry, offset by increased roaming traffic. Roamer revenues as a percentage of total cellular revenues declined to 12.4% for the three months ended June 30, 1997, from 16.1% for the three months ended June 30, 1996. While the Company expects total roamer minutes to continue to increase, further declines in the rates charged between carriers will limit roamer revenues in 1997.

         Cellular equipment sales, which consist primarily of handset sales, decreased to $3.0 million for the three months ended June 30, 1997, from $3.3 million for the three months ended June 30, 1996. This $0.3 million or 8.8% decrease is primarily due to a slight decrease in the average cellular handset sales price. PCS equipment sales were $6.4 million for the three months ended June 30, 1997, compared to $1.2 million for the three months ended June 30, 1996. This $5.2 million increase is due to the increase in handsets sold as a result of commercial operations in six of the Company's PCS MTAs during the entire second quarter of 1997 compared to only one for the entire second quarter of 1996. The higher revenue generated from PCS equipment sales as compared to cellular equipment sales is the result of a higher average selling price for PCS handsets of approximately $108 and $309 per handset sold for the three months ended June 30, 1997 and 1996, respectively.

         Other revenue, which consists primarily of paging revenues, were $1.4 million for the three months ended June 30, 1997, compared to $1.1 million for the three months ended June 30, 1996, primarily as a result of subscriber growth.

OPERATING EXPENSES

                                                                THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------
                                                             1997                             1996
                                                ----------------------------      ---------------------------
                                                   CELLULAR          PCS           CELLULAR          PCS
                                                   --------          ---           --------          ---
                                                                        (IN THOUSANDS)
   Cost of service...........................   $    11,406      $    10,880     $      9,570     $     1,169
   Cost of equipment sales...................         7,009           15,433            6,115           2,323
   General and administrative................        12,989           12,497           11,633           4,506
   Sales and marketing.......................        15,342           17,154           12,813           5,774
   Depreciation and amortization.............        16,674           16,527           16,389           1,435
                                                ------------     ------------    -------------    ------------
        Total operating expenses.............   $    63,420      $    72,491     $     56,520      $   15,207
                                                ============     ============    =============    ============


         CELLULAR OPERATING EXPENSES

         Cost of service increased to $11.4 million for the three months ended June 30, 1997, from $9.6 million for the three months ended June 30, 1996. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and to maintain the Company's expanding wireless network. While cost of service increased $1.8 million or 19.2%, it decreased as a percentage of service revenues to 16.6% for the three months ended June 30, 1997, from 17.9% for the three months ended June 30, 1996, which is due primarily to efficiencies gained from the growing subscriber base.

         Cost of equipment sales increased to $7.0 million for the three months ended June 30, 1997, from $6.1 million for the three months ended June 30, 1996. This $0.9 million or 14.6% increase is due primarily to the 31.2% increase in handsets sold, offset by a decline in the cost of handsets, for the three months ended June 30, 1997, compared to the three months ended June 30, 1996.

         General and administrative costs increased to $13.0 million for the three months ended June 30, 1997, from $11.6 million for the three months ended June 30, 1996, an increase of $1.4 million or 11.7%. The

Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the Company has not incurred material fraud or bad debt expenses to date and continues to develop and invest in measures to minimize such expenses, there can be no assurance that such expenses will not increase in the future.


           Sales and marketing costs increased to $15.3 million for the three months ended June 30, 1997, from $12.8 million for the three months ended June 30, 1996, primarily due to net subscriber additions. Sales and marketing costs per net subscriber added, excluding subscribers added from acquisitions, decreased to $396 for the three months ended June 30, 1997, from $499 for the three months ended June 30, 1996. This 20.6% decrease is primarily a result of reduced advertising and restructuring of sales compensation. Including the losses on equipment sales, the cost per net subscriber added decreased to $500 for the three months ended June 30, 1997, from $608 for the three months ended June 30, 1996.

           Depreciation expense increased to $14.6 million for the three months ended June 30, 1997, from $10.6 million for the three months ended June 30, 1996. This increase of $4.0 million or 37.7%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense decreased to $2.1 million for the three months ended June 30, 1997, from $5.8 million for the three months ended June 30, 1996. This $3.7 million or 63.8% decrease is primarily attributable to the Company prospectively changing its amortization period for cellular licensing costs from 15 years to 40 years, effective January 1, 1997, to conform more closely with industry practices.

           PCS OPERATING EXPENSES

           Total PCS operating expenses were $72.5 million for the three months ended June 30, 1997, compared to $15.2 million for the three months ended June 30, 1996. This 377% increase is due to the fact that there were six PCS systems operational during the entire second quarter of 1997 while only one PCS system was operational during the entire second quarter of 1996. A portion of each individual component of PCS operating expenses were start-up costs incurred prior to the commencement of operations in each PCS system. Approximately $1.5 million of start-up costs was incurred for the three months ended June 30, 1997, compared to $6.8 million for the three months ended June 30, 1996. As the subscriber base continues to grow during 1997, the Company expects total operating expenses to increase. Accordingly, the PCS operating expenses are not representative of future operations.


           Cost of service expenses and cost of equipment sales represents the expenses incurred by the operational PCS systems. In addition to the six PCS MTAs that were operational during the entire second quarter of 1997, Denver was operational for two months of this quarter. Hawaii was the only operational market during the entire second quarter of 1996. Accordingly, cost of service increased to $10.9 million and cost of equipment sales increased to $15.4 million for the three months ended June 30, 1997, from $1.2 million and $2.3 million, respectively, for the three months ended June 30, 1996. General and administrative costs increased to $12.5 million for the three months ended June 30, 1997, from $4.5 million for the three months ended June 30, 1996, due to the costs associated with supporting the additional markets in which the Company has operations. Sales and marketing costs increased to $17.2 million for the three months ended June 30, 1997, from $5.8 million for the three months ended June 30, 1996, as a result of the increase in net subscriber additions. Depreciation expense and amortization expense increased to $15.2 million and $1.3 million, respectively, for the three months ended June 30, 1997, from $1.3 million and $.1 million, respectively, for the three months ended June 30, 1996. This increase is due to the increased number of operational systems in 1997 over 1996.

OPERATING INCOME (LOSS)

                                             THREE MONTHS ENDED JUNE 30,
                                       --------------------------------------
                                             1997                 1996
                                       ----------------      --------------
                                       CELLULAR     PCS      CELLULAR   PCS
                                       --------     ---      --------   ---
                                                 (IN THOUSANDS)
Operating Income (loss).............  $  8,352    $(53,621)  $   131   $(13,289)
                                      ========    ========   =======   ========



           Although cellular operating income increased to $8.4 million for the three months ended June 30, 1997 from $.1 million for the three months ended June 30, 1996, total operating loss increased to $45.3 million for the three months ended June 30, 1997, from $13.2 million for the three months ended June 30, 1996. This increase is primarily due to the increased operating loss attributable to PCS of $53.6 million for the three months ended June 30, 1997 from an operating loss of $13.3 million for the three months ended June 30, 1996.

OTHER INCOME (EXPENSE)

           Interest and financing expense, net of capitalized interest, increased to $23.1 million for the three months ended June 30, 1997, from $8.9 million for the three months ended June 30, 1996. The increase of $14.3 million or 160.7%, is primarily attributable to an increase in long-term debt, which increased to $1,065 million at June 30, 1997, from $446.5 million at June 30, 1996, incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will increase in 1997 as a result of the increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate before the effect of capitalized interest was 9.9% for the three months ended June 30, 1997, and 9.1% for the three months ended June 30, 1996.

EBITDA

                                       THREE MONTHS ENDED JUNE 30,
                               -------------------------------------------
                                       1997                      1996
                               ------------------         ----------------
                               CELLULAR       PCS         CELLULAR     PCS
                               --------       ---         --------     ---
                                                 (IN THOUSANDS)
EBITDA...................     $  25,026    $ (37,094)    $  16,520    $ (11,854)
                              =========    =========     =========    =========


           EBITDA declined to negative $12.1 million for the three months ended June 30, 1997, from $4.7 million for the three months ended June 30, 1996, primarily due to the negative $37.1 million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 51.5% to $25.0 million for the three months ended June 30, 1997, from $16.5 million for the three months ended June 30, 1996, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies recognized. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 36.4% for the three months ended June 30, 1997, from 31.0% for the three months ended June 30, 1996.


Results of Operations for the Six Months Ended June 30, 1997, Compared to the Six Months Ended June 30, 1996


           The Company had 389,900 cellular subscribers at June 30, 1997, representing an increase of 65,700 or 20.3% from December 31, 1996. At June 30, 1996, the Company had 264,200 cellular subscribers representing a net increase of 50,000 or 23.9% from December 31, 1995. For the six months ended June 30, 1996, the net number of cellular subscribers added through system acquisitions was approximately 4,700. The Company had 74,400 PCS subscribers at June 30, 1997, representing an increase of 38,900 or 109.6% from December 31, 1996. At June 30, 1996 the Company had 6,400 PCS subscribers.

REVENUES

                                       SIX MONTHS ENDED JUNE 30,
                               -------------------------------------------
                                       1997                      1996
                               ------------------         ----------------
                               CELLULAR       PCS         CELLULAR     PCS
                               --------       ---         --------     ---
                                                 (IN THOUSANDS)

Subscriber revenues.........  $ 107,872    $ 19,816    $ 78,297      $   854
Roamer revenues.............     15,567                  15,871
Equipment sales.............      5,917      10,356       5,999        1,633
Other revenues (1)..........      2,674                   1,950
                              ---------    --------    --------      -------
     Total revenues.........  $ 132,030    $ 30,172    $102,117      $ 2,487
                              =========    ========    ========      =======

     ----------
     (1) Primarily revenue from paging services

           Cellular subscriber revenues increased to $107.9 million for the six months ended June 30, 1997, from $78.3 million for the six months ended June 30, 1996. This $29.6 million or 37.8% increase is primarily due to the growth in the number of subscribers partially offset by a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber, calculated as the average of the monthly averages, declined 7.2% to $50.69 for the six months ended June 30, 1997, compared to $54.60 for the six months ended June 30, 1996. The Company anticipates this downward trend to continue in 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

           PCS subscriber revenues for the six months ended June 30, 1997, were $19.8 million, representing operations in six of the Companies PCS MTAs for the entire six months and the Denver MTA for two months. PCS subscriber revenues for the six months ended June 30, 1996, were $0.9 million, primarily representing operations in the Hawaii MTA. Average monthly PCS subscriber revenue per subscriber was $64.44 for the six months ended June 30, 1997, compared to $61.00 for the six months ended June 30, 1996. As the Company's PCS operations only began generating revenue during 1996, the year over year trend is not necessarily representative of future trends.

           Roamer revenues were $15.6 million for the six months ended June 30, 1997, compared to $15.9 million for the six months ended June 30, 1996, a decrease of $0.3 million or 1.9%. A decline in the Company's roamer revenues generally reflects the decline in rates charged by carriers between each other in the industry, offset by increased roaming traffic. Roamer revenues as a percentage of total cellular revenues declined to 11.8% for the six months ended June 30, 1997, from 15.5% for the six months ended June 30, 1996. While the Company expects total roamer minutes to continue to increase, further declines in the rates charged between carriers will limit roamer revenues in 1997.


           Cellular equipment sales, which consist primarily of handset sales, decreased to $5.9 million for the six months ended June 30, 1997, from $6.0 million for the six months ended June 30, 1996. This $0.1 million or 1.4% decrease is primarily due to a slight decrease in the average cellular handset sales price. PCS equipment sales were $10.4 million for the six months ended June 30, 1997, compared to $1.6 million for the six months ended June 30, 1996. This $8.7 million increase is due to the increase in handsets sold as a result of the commercial operations in six of the Company's PCS MTAs during the entire six months of 1997. The Company anticipates continued growth in equipment sales as a result of increases in cellular and PCS subscriber additions. The higher revenue generated from PCS equipment sales as compared to cellular equipment sales is the result of a higher average selling price for PCS handsets of approximately $125 and $226 per handset sold for the six months ended June 30, 1997 and 1996, respectively.

           Other revenue, which consists primarily of paging revenues, were $2.7 million for the six months ended June 30, 1997, compared to $2.0 million for the six months ended June 30, 1996. This increase is primarily due to the additional month of operations in 1997 as compared to 1996 due to the acquisition of paging operations in February of 1996.

OPERATING EXPENSES

                                          SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------
                                          1997                      1996
                                  ------------------         ----------------
                                  CELLULAR       PCS         CELLULAR     PCS
                                  --------       ---         --------     ---
                                                    (IN THOUSANDS)

Cost of service..................$   22,472   $   20,051    $   17,977    $   1,577
Cost of equipment sales..........    12,952       22,555        11,552        3,240
General and administrative.......    26,576       23,613        20,802        7,607
Sales and marketing..............    27,397       29,624        23,817        8,261
Depreciation and amortization....    32,598       27,024        31,549        1,885
                                 ===========  ===========   ===========   ==========
     Total operating expenses....$  121,995   $  122,867    $  105,697     $ 22,570
                                 ===========  ===========   ===========   ==========

           CELLULAR OPERATING EXPENSES

           Cost of service increased to $22.5 million for the six months ended June 30, 1997, from $18.0 million for the six months ended June 30, 1996. This increase is primarily attributable to the increased number of subscribers which resulted in increased costs to access local exchange and long distance carrier facilities and to maintain the Company's expanding wireless network. While cost of service increased $4.5 million or 25.0%, it decreased as a percentage of service revenues to 17.8% for the six months ended June 30, 1997, from 18.7% for the six months ended June 30, 1996, which is due primarily to efficiencies gained from the growing subscriber base.

           Cost of equipment sales increased to $13.0 million for the six months ended June 30, 1997, from $11.6 million for the six months ended June 30, 1996. This $1.4 million or 12.1% increase is due primarily to the 21.5% increase in handsets sold, offset by a decline in the cost of handsets, for the six months ended June 30, 1997, compared to the six months ended June 30, 1996.

           General and administrative costs increased to $26.6 million for the six months ended June 30, 1997, from $20.8 million for the six months ended June 30, 1996, an increase of $5.8 million or 27.8%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the Company has not incurred material fraud or bad debt expenses to date and continues to develop and invest in measures to minimize such expenses, there can be no assurance that such expenses will not increase in the future.


           Sales and marketing costs increased to $27.4 million for the six months ended June 30, 1997, from $23.8 million for the six months ended June 30, 1996, primarily due to net subscriber additions. Sales and marketing costs per net subscriber added, excluding subscribers added from acquisitions, decreased to $417 for the six months ended June 30, 1997, from $476 for the six months ended June 30, 1996. This 12.4% decrease is primarily a result of reduced advertising and restructuring of sales compensation. Including the losses on equipment sales, the cost per net subscriber added decreased to $524 for the six months ended June 30, 1997, from $587 for the six months ended June, 30 1996.


           Depreciation expense increased to $28.6 million for the six months ended June 30, 1997, from $19.8 million for the six months ended June 30, 1996. This increase of $8.8 million or 44.4%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense decreased to $4.0 million for the six months ended June 30, 1997, from $11.7 million for the six months ended June 30, 1996. This $7.7 million or 65.8% decrease is primarily attributable to the Company prospectively changing its amortization period for cellular licensing costs from 15 years to 40 years, effective January 1, 1997, to conform more closely with industry practices.

           PCS OPERATING EXPENSES

           Total PCS operating expenses were $122.9 million for the six months ended June 30, 1997, compared to $22.6 million for the six months ended June 30, 1996. This 444% increase is due to the fact that there were six PCS systems operational for the entire six months ended June 30, 1997 while only one PCS system was operational during a significant portion of the six months ended June 30, 1996. A portion of each individual component of PCS operating expenses were start-up costs incurred prior to the commencement of operations in each PCS system. Approximately $3.9 million of start-up costs was incurred for the six months ended June 30, 1997, compared to $10.6 million for the six months ended June 30, 1996. As the subscriber base continues to grow during 1997, the Company expects total operating expenses to increase. Accordingly, the PCS operating expenses are not representative of future operations.

           Cost of service expenses and cost of equipment sales represents the expenses incurred by the operational PCS systems. In addition to the six PCS MTAs that were operational during the entire six months ended June 30, 1997, Denver was operational for two months of this period. Hawaii was the only operational PCS MTA during the majority of the six months ended June 30, 1996. Accordingly, cost of service increased to $20.1 million and cost of equipment sales increased to $22.6 million for the six months ended June 30, 1997, from $1.6 million and $3.2 million, respectively, for the six months ended June 30, 1996. General and administrative costs increased to $23.6 million for the six months ended June 30, 1997, from $7.6 million for the six months ended June 30, 1996, due to the costs associated with supporting the additional markets in which the Company has operations. Sales and marketing costs increased to $29.6 million for the six months ended June 30, 1997, from

$8.3 million for the six months ended June 30, 1996, as a result of the increase in net subscriber additions. Depreciation expense and amortization expense increased to $24.4 million and $2.6 million, respectively, for the six months ended June 30, 1997, from $1.6 million and $.3 million, respectively, for the six months ended June 30, 1996. This increase is due to the increased number of operational systems in 1997 over 1996.

OPERATING INCOME (LOSS)

                                          SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------
                                          1997                      1996
                                  ------------------         ----------------
                                  CELLULAR       PCS         CELLULAR     PCS
                                  --------       ---         --------     ---
                                                    (IN THOUSANDS)

Operating Income (loss).......    $10,035  $ (92,695)        $ (3,580)  $ (20,083)
                                  =======  =========         ========   =========



           Although cellular operating income increased to $10.0 million for the six months ended June 30, 1997 from an operating loss of $3.6 million for the six months ended June 30, 1996, total operating loss increased to $82.7 million for the six months ended June 30, 1997, from $23.7 million for the six months ended June 30, 1996. This increase is primarily due to the increased operating loss attributable to PCS of $92.7 million for the six months ended June 30, 1997 and from an operating loss of $20.1 million for the six months ended June 30, 1996.

OTHER INCOME (EXPENSE)

           Interest and financing expense, net of capitalized interest, increased to $40.5 million for the six months ended June 30, 1997, from $17.0 million for the six months ended June 30, 1996. The increase of $23.5 million or 138.1%, is primarily attributable to an increase in long-term debt, which increased to $1,065 million at June 30, 1997, from $446.5 million at June 30, 1996, incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will increase in 1997 as a result of the increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate before the effect of capitalized interest was 10.1% for the six months ended June 30, 1997, and 8.5% for the six months ended June 30, 1996.

EBITDA

                                          SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------
                                          1997                      1996
                                  ------------------         ----------------
                                  CELLULAR       PCS         CELLULAR     PCS
                                  --------       ---         --------     ---
                                                    (IN THOUSANDS)


EBITDA........................$   42,633    $ (65,671)    $  27,969    $(18,198)
                              ==========    =========     =========    ========

           EBITDA declined to negative $23.0 million for the six months ended June 30, 1997, from $9.8 million for the six months ended June 30, 1996, primarily due to the negative $65.7 million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 52.4% to $42.6 million for the six months ended June 30, 1997, from $28.0 million for the six months ended June 30, 1996, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies recognized. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 33.8% for the six months ended June 30, 1997, from 29.1% for the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

           The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of the Company also has a credit facility (the "NORTEL Facility" and, together with the Credit Facility, the "Senior Secured Facilities") with Northern Telecom Inc. and a consortium of lenders. The NORTEL Facility was amended during the second quarter of 1997 to increase the amount of the facility from $200 million to $300 million. As of June 30, 1997, $365 million and $300 million were outstanding under the Credit Facility and the NORTEL Facility, respectively. The amount currently available at June 30, 1997, for borrowing under the Credit Facility was $185 million and the total unused portion of the Credit Facility was $585 million. Indebtedness under the Credit Facility and the NORTEL Facility matures on

March 31, 2005, and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness.

           On April 24, 1997, the Company and Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") entered into agreements whereby the Company has agreed to acquire from Triad the cellular business and assets of Triad in the Rural Service Areas ("RSAs") designated as Texas 1, 2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of (i) approximately $180 million, subject to adjustment, plus (ii) 1,600,000 shares of the Company's Class A Common Stock, or, if a registration statement covering such shares of Class A Common Stock is not effective within 90 days after the date of acquisition of such assets, at the option of Triad, $20.0 million. In addition, the Company has entered into an agreement with Triad whereby the Company agrees to acquire from Triad their rights in and to certain PCS D and E Block licenses with respect to which Triad was the high bidder in the recently conducted FCC auctions, for an aggregate purchase price equal to the amounts paid through the closing to the FCC by Triad for such licenses. Triad's successful bids for such licenses aggregated approximately $4.8 million.


           Over the next six months the Company currently anticipates spending approximately $30.0 million to expand the initial build-out of its PCS MTA systems and to begin construction of the Seattle and Phoenix/Tucson BTA systems and approximately $14.6 million for the acquisition of the five remaining D and E Block PCS licenses for which it was the high bidder in the recently concluded FCC auction in 1997. The Company will also require approximately $185 million to complete the acquisition of Triad in the fourth quarter of 1997. In addition, further funds will be required to finance the continued growth of its cellular and PCS operations (which may be significant), provide for working capital, and service debt. The Company will utilize cash on hand and amounts available for borrowing under the Credit Facility for such purposes. While the Company believes such sources will be sufficient, to the extent that the build-out of the PCS systems or other costs associated with the growth of its business are greater than expected, the Company will need to seek additional financing. The Company continues to consider additional sources of funding to meet those potential needs which may include the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.


           The Company continues to evaluate acquisition opportunities, joint ventures and other potential business transactions. Such transactions, if completed, could require additional funds raised through the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.


           Net cash used in operating activities for the six months ended June 30, 1997, was $52.1 million. Adjustments to the $125.2 million net loss for such period to reconcile to net cash used in operating activities primarily included $61.7 million of depreciation and amortization (including the amortization of deferred financing costs). Other adjustments included changes in operating assets and liabilities, net of effects from consolidating acquired interests, consisting primarily of an increase of $9.9 million in accrued liabilities and $6.5 million in accounts receivable, net, as a result of the increase in total revenues and $3.3 million increase in equity in net loss of unconsolidated affiliates as a result of increased activity in the Company's investments in international ventures as well as its investment in Cook Inlet PCS. Net cash used in operating activities was $20.6 million for the six months ended June 30, 1996.


           Net cash used in investing activities was $309.1 million for the six months ended June 30, 1997. Investing activities for such period consisted primarily of purchases of property and equipment of $223.0 million, of which $194.8 million was attributable to PCS capital expenditures, and purchase of wireless licenses of $53.4 million as a result of the PCS licenses purchased by the Company from the FCC's D and E Block auctions. Advances made to affiliates increased $39.6 million primarily due to a revolving loan agreement with Cook Inlet PCS and funding of international ventures partially offset by a $7.7 million refund of deposits held by the FCC. Net cash used in investing activities was $203.3 million for the six months ended June 30, 1996.

           Net cash provided by financing activities was $322.6 million for the six months ended June 30, 1997. Financing activities for such period consisted primarily of additions to long-term debt, which provided cash of $322.0 million. Net cash provided by financing activities was $306.0 million for the six months ended June 30, 1996.

           Cook Inlet PCS owns licenses in 21 PCS BTAs, 7 of which were acquired in the FCC F Block auction in the first quarter of 1997. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of the partnership or other third party financing. The Company funded the operations of the partnership during the six months ended June 30, 1997, and has entered into a loan agreement with the partnership whereby the Company agreed to provide a revolver/term loan to the partnership at an interest rate equal to the higher of fifteen percent or the London Interbank Offer Rate ("LIBOR") plus 5%. At June 30, 1997, the Company had advanced funds totaling $21.6 million to the partnership.

           In the ordinary course of business, the Company continuously reviews potential acquisition opportunities and has entered into various joint development agreements with respect to international interests. Any such prospective acquisitions would be financed with the borrowings under the Credit Facility or additional financing, which may not be on terms favorable to the Company.

SEASONALITY

           The Company, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter the Company experiences greater losses on equipment sales and increases in sales and marketing expenses. The Company has historically experienced its highest usage and revenue per subscriber during the summer months. The Company expects these trends to continue.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of Western Wireless Corporation was held on May 21, 1997.

         (b)      The following directors were elected to serve a one year term:
John W. Stanton, John L. Bunce, Mitchell Cohen, Daniel J. Evans, Jonathan M. Nelson, and Terence O'Toole.

         (c)      The following matters were voted upon at the meeting:

         1.       For the election of directors:



                                                   For              Withheld
                                                   ---              --------
John W. Stanton                                     523,386,453       95,680
John L. Bunce                                       523,386,142       95,991
Mitchell L. Cohen                                   523,387,142       94,991
Daniel J. Evans                                     523,457,960       24,173
Jonathan M. Nelson                                  523,387,732       94,401
Terence M. O'Toole                                  523,387,742       94,391

         2.       Approval of the Company's 1996 Employee Stock Purchase Plan.

                         For:             521,545,052
                         Against:             548,079
                         Withheld:             16,130
                         Broker Non-votes:  1,376,197

         3.       Approval of the Company's 1997 Executive Restricted Stock
Plan.

                         For:                521,446,389
                         Against:                609,727
                         Withheld:                33,145
                         Broker Non-votes:     1,376,197


         4. Ratification of selection of Arthur Andersen LLP as the Company's independent public accounts for fiscal year 1997.

                         For:                522,035,580
                         Against:              1,441,577
                         Withheld:                 8,301


ITEM 5. OTHER INFORMATION

      None.

ITEM 6.
           (a) Exhibit     Description
               -------     -----------

           10.1 Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank plc and Morgan Guaranty Trust Company of New York as Managing Agents dated May 28, 1997.

           27.1            Financial Data Schedule

           99.1 Current Report on Form 8-K dated June 19, 1997 (Item 5. Other Events)

           (b)    Reports on Form 8-K

                  Date of Report:  June 19, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation



By s:\Donald Guthrie
Donald Guthrie
Chief Financial Officer

Dated: August 13, 1997