Form 10-Q
period 1997-09-30
WESTERN WIRELESS CORP
filed 1997-11-06
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO _________________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                WASHINGTON                               91-1638901
----------------------------------------     -----------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

         2001 NW SAMMAMISH ROAD
          ISSAQUAH, WASHINGTON                             98027
----------------------------------------     -----------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                        Shares Outstanding as of October 31, 1997
            -----                        -----------------------------------------
Class A Common Stock, no par value                      17,988,582
Class B Common Stock, no par value                      53,688,432

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets
        as of September 30, 1997, and December 31, 1996.............................................3

        Consolidated Statements of Operations
        for the Three and Nine Months Ended September 30, 1997, and September 30, 1996..............4

        Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30, 1997, and September 30, 1996........................5

        Notes to Consolidated Financial Statements..................................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................13


PART II - OTHER INFORMATION........................................................................23

ITEM 1. LEGAL PROCEEDINGS..........................................................................23

ITEM 2. CHANGES IN SECURITIES......... ............................................................23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES... ........................................................23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ .......................23

ITEM 5. OTHER INFORMATION................................................... ......................23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... .....................23

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                September 30,      December 31,
                                                                                    1997               1996
                                                                                -------------      ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................      $    21,520       $    54,885
   Accounts receivable, net of allowance for doubtful accounts of
        $8,361 and $4,266, respectively ...................................           43,514            28,958
   Inventory ..............................................................           31,201            26,138
   Prepaid expenses and other current assets ..............................           14,611            14,809
   Deposit held by FCC ....................................................                             25,000
                                                                                  ----------       -----------
        Total current assets ..............................................          110,846           149,790

Property and equipment, net of accumulated depreciation
    of $193,691 and $107,685, respectively ................................          663,194           538,617
Licensing costs and other intangible assets, net of accumulated
    amortization of $68,072 and $55,363, respectively .....................          614,213           540,482
Investments in and advances to unconsolidated affiliates ..................           54,458            12,655
Other assets ..............................................................              251               159
                                                                                 -----------       -----------
                                                                                 $ 1,442,962       $ 1,241,703
                                                                                 ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................      $    16,558       $    14,122
   Accrued liabilities ....................................................           69,836            36,652
   Construction accounts payable ..........................................           18,285            89,583
   Unearned revenue and customer deposits .................................            4,988             4,097
                                                                                 -----------       -----------
        Total current liabilities .........................................          109,667           144,454
                                                                                 -----------       -----------

Long-term debt ............................................................        1,170,000           743,000
                                                                                 -----------       -----------

Commitments (Note 8)

Shareholders' equity:
   Preferred stock, no par value, 50,000,000 shares authorized;
        no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized; Class A,
        16,209,551 and 14,540,691 shares issued and
        outstanding, respectively; Class B, 53,857,700 and 55,239,157
        shares issued and outstanding, respectively .......................          571,855           569,278
   Deferred compensation ..................................................           (1,090)             (800)
   Deficit ................................................................         (407,470)         (214,229)
                                                                                 -----------       -----------
        Total shareholders' equity ........................................          163,295           354,249
                                                                                 -----------       -----------
                                                                                 $ 1,442,962       $ 1,241,703
                                                                                 ===========       ===========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                  Three months ended               Nine months ended
                                                                     September 30,                    September 30,
                                                            -----------------------------     -----------------------------
                                                                1997              1996            1997             1996
                                                            ------------     ------------     ------------     ------------
Revenues:
    Subscriber revenues ................................    $     81,829     $     48,724     $    209,517     $    127,875
    Roamer revenues ....................................          12,243           10,419           27,810           26,290
    Equipment sales and other revenues .................          10,922            8,196           29,869           17,778
                                                            ------------     ------------     ------------     ------------
        Total revenues .................................         104,994           67,339          267,196          171,943
                                                            ------------     ------------     ------------     ------------

Operating expenses:
    Cost of service ....................................          24,040           14,978           66,563           34,532
    Cost of equipment sales ............................          21,989           13,403           57,496           28,195
    General and administrative .........................          28,660           17,557           78,849           45,966
    Sales and marketing ................................          31,233           24,809           88,254           56,887
    Depreciation and amortization ......................          37,305           24,081           96,927           57,515
                                                            ------------     ------------     ------------     ------------
        Total operating expenses .......................         143,227           94,828          388,089          223,095
                                                            ------------     ------------     ------------     ------------

Operating loss .........................................         (38,233)         (27,489)        (120,893)         (51,152)
                                                            ------------     ------------     ------------     ------------

Other income (expense):
    Interest and financing expense .....................         (27,289)         (11,574)         (67,797)         (28,588)
    Equity in net loss of unconsolidated
      affiliates .......................................          (3,799)             (33)          (7,107)             (86)
    Other, net .........................................           1,278              491            2,556            1,051
                                                            ------------     ------------     ------------     ------------
        Total other income (expense) ...................         (29,810)         (11,116)         (72,348)         (27,623)
                                                            ------------     ------------     ------------     ------------

        Net loss .......................................    $    (68,043)    $    (38,605)    $   (193,241)    $    (78,775)
                                                            ============     ============     ============     ============

Net loss per common share ..............................    $      (0.97)    $      (0.56)     $     (2.76)     $     (1.24)
                                                            ============     ============     ============     ============

Weighted average common shares and common
    equivalent shares outstanding ......................      70,056,000       69,410,000       70,004,000       63,774,000
                                                            ============     ============     ============     ============


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                          1997           1996
                                                                                       ---------       ---------
Operating activities:
    Net loss ....................................................................      $(193,241)      $ (78,775)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization ...........................................         99,971          58,730
        Employee equity compensation ............................................          1,492             877
        Equity in net loss of unconsolidated affiliates .........................          7,107              86
        Other, net ..............................................................            131             750
        Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
           Accounts receivable, net .............................................        (14,556)        (10,029)
           Inventory ............................................................         (5,063)        (13,982)
           Prepaid expenses and other current assets ............................           (214)         (2,537)
           Accounts payable .....................................................          2,436           3,457
           Accrued liabilities ..................................................         18,615          12,281
           Unearned revenue and customer deposits ...............................            891           1,342
           Other assets .........................................................           (212)
                                                                                       ---------       ---------
        Net cash used in operating activities ...................................        (82,643)        (27,800)
                                                                                       ---------       ---------

Investing activities:
    Purchases of property and equipment .........................................       (279,936)       (199,925)
    Purchases of wireless licenses and other ....................................        (54,620)        (82,118)
    Acquisitions of wireless properties, net of cash acquired ...................           (849)        (40,079)
    Investments in and advances to unconsolidated affiliates ....................        (50,861)         (2,432)
    Deposit held by FCC .........................................................                        (23,500)
    Refund of deposit held by FCC ...............................................          7,749
                                                                                       ---------       ---------
        Net cash used in investing activities ...................................       (378,517)       (348,054)
                                                                                       ---------       ---------

Financing activities:
    Proceeds from issuance of common stock, net .................................            795         235,044
    Additions to long-term debt .................................................        427,000         632,000
    Payment of debt .............................................................                       (465,026)
    Deferred financing costs ....................................................                        (12,735)
                                                                                       ---------       ---------
        Net cash provided by financing activities ...............................        427,795         389,283
                                                                                       ---------       ---------

Change in cash and cash equivalents .............................................        (33,365)         13,429

Cash and cash equivalents, beginning of period ..................................         54,885           8,572
                                                                                       ---------       ---------
Cash and cash equivalents, end of period ........................................      $  21,520       $  22,001
                                                                                       =========       =========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION:

        Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. In addition to the 75 cellular licenses owned and operated by the Company, it also owns and operates 7 PCS licenses covering Major Trading Areas ("MTAs"). The Company has initiated service in all seven MTAs, including the Denver MTA which initiated wireless services on May 1, 1997. During the first three quarters of 1997, the Company was granted 100 additional PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions. Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"), a partnership in which the Company holds a 49.9% limited partnership interest, owns broadband PCS licenses in 21 Basic Trading Areas ("BTAs") including 7 that were acquired in the FCC F Block auction during the first quarter of 1997. Cook Inlet PCS initiated service in the Tulsa, OK BTA in June 1997.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Licensing costs and other intangible assets and amortization:

        Licensing costs primarily represent costs incurred to apply for or acquire FCC wireless licenses, including cellular licenses obtained by the Company, principally through acquisitions, and PCS licenses which were primarily purchased from the FCC. Amortization of these licenses begins with the commencement of service to customers and is computed using the straight-line method over 40 years.

        Other intangible assets consist primarily of deferred financing costs. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans which have terms ranging from 9 to 10 years.

    Capitalized interest:

        During the three months ended September 30, 1997 and 1996, the Company had interest expense of $27.3 million and $11.6 million, respectively. Interest expense for the three months ended September 30, 1996, was net of capitalized interest in the amount of $0.9 million pertaining to the build out of its PCS markets. During the nine months ended September 30, 1997 and 1996, the Company had interest expense of $67.8 million and $28.6 million, respectively, net of capitalized interest in the amount of $4.0 million and $3.3 million, respectively, pertaining to the build out of its PCS markets.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

    Recently issued accounting standards:

        The Financial Accounting Standards Board ("FASB") has recently issued Statement No. 128 "Earnings Per Share," Statement No. 129 "Disclosure of Information about Capital Structure," Statement No. 130 "Reporting Comprehensive Income," and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company does not expect implementation of these statements to have a material effect on the Company's financial statements.

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

    Supplemental cash flow disclosure:

        Cash paid for interest (net of amounts capitalized) was $59.7 million and $22.7 million for the nine months ended September 30, 1997 and 1996, respectively.

        Non-cash investing and financing activities were as follows (in thousands):

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                    1997          1996
                                                                  --------      --------
Conversion of FCC deposit to wireless license ..............      $ 17,251
Conversion of revolving debt to term debt ..................                    $200,000
Issuance of common stock in exchange for wireless properties                       7,117

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


3.  PROPERTY AND EQUIPMENT:

        Property and equipment consists of (in thousands):

                                         SEPTEMBER 30,    DECEMBER 31,
                                             1997             1996
                                         -------------    ------------
Land, buildings, and improvements ...      $  11,849       $   8,433
Wireless communications systems .....        633,663         370,628
Furniture and equipment .............         72,716          49,351
                                           ---------       ---------
                                             718,228         428,412
Less accumulated depreciation .......       (193,691)       (107,685)
                                           ---------       ---------
                                             524,537         320,727
Construction in progress ............        138,657         217,890
                                           =========       =========
                                           $ 663,194       $ 538,617
                                           =========       =========

        Depreciation expense was $33.6 million and $17.6 million for the three months ended September 30, 1997 and 1996, respectively, and $86.6 million and $39.0 million for the nine months ended September 30, 1997 and 1996, respectively.


4.  LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

        Licensing costs and other intangible assets consists of (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                          1997           1996
                                                     -------------    ------------
 License costs ..................................      $ 648,465       $ 562,039
 Other intangible assets ........................         33,820          33,806
                                                       ---------       ---------
                                                         682,285         595,845
 Accumulated amortization .......................        (68,072)        (55,363)
                                                       =========       =========
                                                       $ 614,213       $ 540,482
                                                       =========       =========


5.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

        During the first quarter of 1997, a subsidiary of the Company entered into an international joint venture to form ACG Telesystems Ghana, LLC ("Ghana"). Ghana is the parent company to ACG Telesystems Ghana, LTD which owns a cellular license in the Republic of Ghana. During the second quarter of 1997, subsidiaries of the Company entered into two international joint ventures. The first was to form Telcell Wireless LLC ("Georgia"). Georgia is a partner in Magticom Ltd. which owns a cellular license in the Republic of Georgia. The second joint venture entered into formed Icesco, Ltd. ("Iceland"). Iceland is the parent company to Icelandic Mobile Phone Company which owns a cellular license in Iceland.

        At September 30, 1997, and December 31, 1996, the Company's investment in and advances to Cook Inlet PCS was $30.7 million and $8.1 million, respectively. All other investments in and advances to unconsolidated affiliates were $23.8 million and $4.6 million at September 30, 1997, and December 31, 1996, respectively.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


6.  ACCRUED LIABILITIES:

    Accrued liabilities consists of (in thousands):

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1997            1996
                                                  -------------   ------------
 Accrued payroll and benefits .................      $10,641        $11,192
 Accrued interest expense .....................       15,340         10,265
 Accrued taxes, other than income .............       15,525          5,096
 Other ........................................       28,330         10,099
                                                     -------        -------
                                                     $69,836        $36,652
                                                     =======        =======

        During the third quarter of 1997 the last five licenses successfully bid on by the Company in the FCC's D and E Block Auction were granted. These licenses were paid in full in October 1997. The liability for such licenses is included in other accrued liabilities at September 30, 1997.


7.  LONG-TERM DEBT:

        Long-term debt consists of (in thousands):

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                1997            1996
                                                            -------------   ------------
 Credit Facility:
       Revolver .......................................      $  270,000
       Term Loan ......................................         200,000      $  200,000
 10-1/2% Senior Subordinated Notes Due 2006 ...........         200,000         200,000
 10-1/2% Senior Subordinated Notes Due 2007 ...........         200,000         200,000
 PCS Vendor Facility ..................................         300,000         143,000
                                                             ----------      ----------
                                                             $1,170,000      $  743,000
                                                             ==========      ==========

        The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan (the "Revolver") and a $200 million term loan (the "Term Loan"). In addition, a wholly owned subsidiary of the Company has a $300 million credit facility (the "PCS Vendor Facility," formerly the "NORTEL Facility").

The aggregate amounts of principal maturities of the Company's debt are as follows (in thousands):

                  Three months ending December 31, 1997 .............      $        0
                  Year ending December 31,
                  1998 ..............................................               0
                  1999 ..............................................               0
                  2000 ..............................................          49,650
                  2001 ..............................................         108,100
                  Thereafter ........................................       1,012,250
                                                                           ----------
                                                                           $1,170,000
                                                                           ==========

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


8.  COMMITMENTS:

        Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of September 30, 1997, are summarized below (in thousands):

                  Three months ending December 31, 1997 .........      $ 5,554
                  Year ending December 31,
                  1998 ..........................................       21,243
                  1999 ..........................................       19,635
                  2000 ..........................................       18,100
                  2001 ..........................................       13,386
                  Thereafter ....................................       19,993
                                                                       -------
                                                                       $97,911
                                                                       =======

        Aggregate rental expense for all operating leases was approximately $7.0 million and $3.9 million for the three months ended September 30, 1997 and 1996, respectively, and $20.6 million and $8.8 million for the nine months ended September 30, 1997 and 1996, respectively.

        In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company has committed to purchase from various suppliers wireless communications equipment, handsets, and services. These agreements expire at various dates through December 2005. The aggregate amount of these commitments total approximately $401 million. At September 30, 1997, the Company has ordered approximately $249 million under all of these agreements, of which approximately $23 million is outstanding.

        The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


9.  SHAREHOLDERS' EQUITY:

        During the nine months ended September 30, 1997, the Company issued 192,403 shares of its common stock and received $0.8 million of net proceeds as a result of employee stock options that were exercised.

        In January 1997, the Company granted 95,000 shares under its restricted stock plan. Compensation expense recognized related to these shares was approximately $0.9 million for the three months ended September 30, 1997, and $1.8 million for the nine months ended September 30, 1997.


10.  SUBSEQUENT EVENTS:

        On September 30, 1997, a subsidiary of the Company ("Company Sub") and a subsidiary ("INS Sub") of Iowa Network Services, Inc., formed a limited partnership (the "Partnership") to build and operate a PCS network covering certain metropolitan areas in Iowa and the major interstate and state highways linking such areas. INS Sub is the general partner of the Partnership, with a 62% partnership interest, and Company Sub is the limited partner, with a 38% partnership interest. Upon receipt of all required FCC and other governmental approvals, and the receipt of financing by INS Sub in the amount of $20 million,
(1) Company Sub shall contribute to the Partnership 20 MHz of A Block PCS spectrum in the Des Moines MTA (except for certain counties in the urban core of the Des Moines BTA), and an additional 10 MHz of D Block PCS spectrum in the Clinton-Sterling, Marshalltown and Mason City BTAs, all in the State of Iowa, and (2) INS Sub shall contribute to the Partnership the sum of $5 million and shall be committed to contribute an additional $15 million from time to time as needed by the Partnership, which commitment shall be secured by an irrevocable standby letter of credit. The Partnership

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


10.  SUBSEQUENT EVENTS - (CONTINUED):

agreement grants Company Sub certain approval rights with respect to, among other things, asset dispositions or acquisitions, mergers or other business combinations, incurring indebtedness, additional capital contributions, approval or amendment of annual operating or capital budgets, transactions with affiliates, admission of new partners, and distributions and dividends. The Partnership agreement contains various restrictions on the transfer of the partnership interests of the partners, including rights of first offer, rights of first refusal, tag-along rights and pre-emptive rights.

        On October 14, 1997, the Company and its wholly-owned subsidiary, Western PCS Corporation ("Western PCS"), entered into a Purchase Agreement with Hutchison Telecommunications Limited ("HTL") and a subsidiary of HTL ("HTL Sub") pursuant to which HTL Sub agreed to purchase 19.9% of the outstanding capital stock of Western PCS for an aggregate purchase price of $248.4 million. The closing of the purchase ("Closing") is subject to the satisfaction of certain conditions including, among others (i) obtaining from the FCC a favorable declaratory ruling granting a waiver from the indirect foreign ownership restrictions under the Communications Act of 1934, as amended; and (ii) the expiration or early termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Prior to the Closing, the Company and Western PCS will be required to refinance or modify certain outstanding financing agreements to which they are subject so that after the Closing, unless otherwise agreed to by HTL Sub and the Company, neither the Company nor Western PCS shall have any liability regarding any indebtedness of the other. Prior to the Closing, the Company will cause all of the PCS licenses or interests therein owned by the Company or its subsidiaries to be transferred to Western PCS or Western PCS's subsidiaries, so that after the Closing all of the Company's cellular operations will be conducted by the Company and its subsidiaries (other than Western PCS and its subsidiaries) and all PCS operations will be conducted by Western PCS and its subsidiaries. At the Closing, Western PCS and the Company will enter into various intercompany agreements, which will provide for, among other things, the allocation of overhead costs and expenses, cash management and the tax sharing arrangements between the Company and Western PCS, as well as roaming arrangements on each other's systems. At the Closing, the Company and HTL Sub will enter into a Shareholders Agreement which will provide, among other things, for the following: (i) HTL Sub will have the right to designate two directors to a ten person Board of Directors of Western PCS with such number of directors being subject to increase or decrease depending upon increases or decreases in HTL Sub's percentage ownership of Western PCS; (ii) each of the Company and HTL Sub will have certain rights of first offer or first refusal in the event the other proposes to sell its stock in Western PCS; (iii) HTL Sub will have certain tag along rights to sell its shares, and be subject to certain drag along obligations to sell its shares, if the Company proposes to sell its stock in Western PCS; (iv) each of the Company and HTL Sub will have certain preemptive rights in connection with issuances by Western PCS of equity securities; (v) HTL Sub's consent will be required with respect to an initial public offering of Western PCS stock during the eighteen (18) month period immediately following the Closing; (vi) HTL Sub will have certain approval rights with respect to Western PCS entering into employment contracts with certain members of senior management of the Company and certain other transactions with affiliates; and
(vii) HTL Sub will have certain demand and piggy-back registration rights for its shares of Western PCS stock. In addition, HTL Sub will have the right to require a public sale of HTL Sub's equity interest in Western PCS or, in certain cases, to sell HTL Sub's equity interest in Western PCS to the Company, if Western PCS takes any of the following actions without HTL Sub's consent: (a) any incurrence of indebtedness in excess of $10 million in a single instance or $25 million in the aggregate in a fiscal year, other than pursuant to financing arrangements in effect at the date of Closing or previously approved by HTL Sub;
(b) adoption of any annual capital expenditures budget, annual operating plan and budget or any material amendment to either thereof; (c) any acquisition of a PCS system or wireless telecommunications business (or interest therein) in a transaction or auction involving an aggregate acquisition cost in excess of $100 million; and (d) any disposition of a PCS system or wireless telecommunications business (or interest therein) in a transaction involving an aggregate sales price in excess of $50 million. The Shareholders Agreement also sets forth the events which will trigger a termination of some or all of the foregoing rights and obligations, which events include a public sale of common stock of Western PCS resulting in a public float of at least 15% of the outstanding stock of Western PCS, certain transfers by HTL Sub of the Western PCS stock, dilution of HTL Sub's ownership interest in Western PCS below certain specified levels and certain mergers and other transactions.

                          WESTERN WIRELESS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


10.  SUBSEQUENT EVENTS - (CONTINUED):

        Concurrently with the entering into of the Purchase Agreement, HTL and another of its subsidiaries entered into an agreement with the Company pursuant to which such other subsidiary agreed to acquire 3,888,888 shares of the outstanding Class A Common Stock of the Company (approximately 5% of the outstanding capital stock of the Company) for a purchase price of approximately $19 per share (approximately $74 million). Such shares are being sold to the HTL subsidiary pursuant to Regulation S under the Securities Act of 1933, as amended. The Closing of the purchase is subject to, among other conditions, the expiration or early termination of the waiting periods under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976. The Closing of the purchase of the Class A Common Stock of the Company is not conditioned upon the closing of the investment by HTL Sub in Western PCS.

        On October 31, 1997, the Company consummated the purchase from Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") of the cellular business and assets of Triad in the Rural Service Areas ("RSAs") designated as Texas 1, 2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of
(i) approximately $180 million (excluding approximately $10 million in closing adjustments, which amount is subject to further adjustment), plus (ii) 1,600,000 shares of the Company's Class A Common Stock. In accordance with its agreement with Triad, the Company will shortly file a shelf Registration Statement on Form S-3 covering future resales of such shares. Such agreement provides that in the event such Registration Statement is not declared effective by the Securities and Exchange Commission on or prior to January 30, 1998, Triad has the option of receiving $20 million in lieu of such shares. The Company also acquired from Triad certain D and E Block PCS licenses for an aggregate purchase price of approximately $4.8 million, such amount being the aggregate amount Triad paid the FCC in its successful bids for such licenses in the FCC's auction of such licenses.

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

        The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1996. Due to the phase of the business cycle of the Company's PCS operations, the Company's operating results for prior periods may not be indicative of future performance.

OVERVIEW

        The Company provides wireless communications services in the western United States through the ownership and operation of cellular communications systems in 75 Rural Service Areas and Metropolitan Statistical Areas. At September 30, 1997, the Company owns broadband personal communications services ("PCS") licenses in seven Major Trading Areas ("MTAs"), each of which has commenced commercial operations. During the first three quarters of 1997, the Company was granted 100 additional PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions. Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"), a partnership in which the Company holds a 49.9% limited partnership interest, owns broadband PCS licenses in 21 Basic Trading Areas ("BTAs") including 7 that were acquired in the FCC F Block auction during the first quarter of 1997. The first of these BTAs commenced commercial operations in June 1997.

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

        Certain centralized general and administrative costs, including customer service, accounting and other centralized functions, benefit all of the Company's operations. These costs are allocated to those operations in a manner which reflects management's judgment as to the nature of the activity causing such costs to be incurred.

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

RESULTS OF OPERATIONS

        Results of Operations for the Three Months Ended September 30, 1997, Compared to the Three Months Ended September 30, 1996

        The Company had 426,300 cellular subscribers at September 30, 1997, representing an increase of 36,400 or 9.3% from June 30, 1997. At September 30, 1996, the Company had 290,400 cellular subscribers representing a net increase of 26,200 or 9.9% from June 30, 1996. The Company had 101,000 PCS subscribers at September 30, 1997, representing an increase of 26,600 or 35.8% from June 30, 1997. The Company had 17,600 PCS subscribers at September 30, 1996, an increase of 11,200 or 175% from June 30, 1996.

REVENUES

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                        1997                     1996
                                                --------------------      --------------------
                                                CELLULAR       PCS        CELLULAR       PCS
                                                --------     -------      --------     -------
                                                                 (IN THOUSANDS)
Subscriber revenues ......................      $65,588      $16,241      $46,475      $ 2,249
Roamer revenues ..........................       12,243                    10,419
Equipment sales ..........................        2,488        7,051        3,093        3,866
Other revenues ...........................        1,383                     1,237
                                                -------      -------      -------      -------
     Total revenues ......................      $81,702      $23,292      $61,224      $ 6,115
                                                =======      =======      =======      =======


        Cellular subscriber revenues increased to $65.6 million for the three months ended September 30, 1997, from $46.5 million for the three months ended September 30, 1996. This $19.1 million or 41.1% increase is primarily due to the growth in the number of subscribers partially offset by a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber, calculated as the average of the monthly averages, decreased 4.7% to $53.26 for the three months ended September 30, 1997, compared to $55.86 for the three months ended September 30, 1996. The Company anticipates this downward trend to continue in the fourth quarter. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

        PCS subscriber revenues for the three months ended September 30, 1997, were $16.2 million, representing operations in all seven of the Company's PCS MTAs for the entire three months. PCS subscriber revenues for the three months ended September 30, 1996, were $2.2 million, representing operations in four of the Company's PCS MTAs for part of the quarter. Average monthly PCS subscriber revenue per subscriber was $61.88 for the three months ended September 30, 1997, compared to $64.63 for the three months ended September 30, 1996. As the Company's PCS operations only began generating revenue during 1996, the year over year trend is not necessarily representative of future trends.

        Roamer revenues were $12.2 million for the three months ended September 30, 1997, compared to $10.4 million for the three months ended September 30, 1996, an increase of $1.8 million or 17.5%. The increase is attributed to increased roaming traffic, partially offset by the decline in rates charged by carriers between each other in the industry. Roamer revenues as a percentage of total cellular revenues declined to 15.0% for the three months ended September 30, 1997, from 17.0% for the three months ended September 30, 1996. While the Company expects total roamer minutes to continue to increase, the decline in the rates charged between carriers will limit the growth of roamer revenues.

        Cellular equipment sales, which consist primarily of handset sales, decreased to $2.5 million for the three months ended September 30, 1997, from $3.1 million for the three months ended September 30, 1996. This $0.6 million or 19.6% decrease is primarily due to a slight decrease in the average cellular handset sales price as a result of competitive strategies chosen by the Company. PCS equipment sales were $7.1 million for the three months ended September 30, 1997, compared to $3.9 million for the three months ended September 30, 1996. This $3.2 million increase is due to the increase in handsets sold as a result of commercial operations in seven of the Company's PCS MTAs during the entire third quarter of 1997 compared to operations in four of the MTAs for the third quarter of 1996. The higher revenue generated from PCS equipment sales as compared to cellular equipment sales is the result of a higher average selling price for PCS handsets.

        Other revenues, which consists primarily of paging revenues, were $1.4 million for the three months ended September 30, 1997, compared to $1.2 million for the three months ended September 30, 1996, primarily due to maintaining a consistent subscriber base year over year.

OPERATING EXPENSES

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------
                                           1997                     1996
                                   --------------------      --------------------
                                   CELLULAR       PCS        CELLULAR       PCS
                                   --------     -------      --------     -------
                                                   (IN THOUSANDS)
Cost of service .............      $12,105      $11,935      $10,981      $ 3,997
Cost of equipment sales .....        7,092       14,897        6,334        7,069

General and administrative ..       15,873       12,787       12,400        5,157

Sales and marketing .........       15,963       15,270       13,706       11,103

Depreciation and amortization       16,730       20,575       16,386        7,695
                                   -------      -------      -------      -------
     Total operating expenses      $67,763      $75,464      $59,807      $35,021
                                   =======      =======      =======      =======


        CELLULAR OPERATING EXPENSES

        Cost of service increased to $12.1 million for the three months ended September 30, 1997, from $11.0 million for the three months ended September 30, 1996. This increase is primarily attributable to the increased cost of maintaining the Company's expanding wireless network to support the larger subscriber base. While cost of service increased $1.1 million or 10.2%, it decreased as a percentage of service revenues to 15.3% for the three months ended September 30, 1997, from 18.9% for the three months ended September 30, 1996, which is due primarily to efficiencies gained from the growing subscriber base.

        Cost of equipment sales increased to $7.1 million for the three months ended September 30, 1997, from $6.3 million for the three months ended September 30, 1996. This $0.8 million or 12.0% increase is due primarily to the increase in handsets sold for the three months ended September 30, 1997, compared to the three months ended September 30, 1996.

        General and administrative costs increased to $15.9 million for the three months ended September 30, 1997, from $12.4 million for the three months ended September 30, 1996, an increase of $3.5 million or 28.0%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the Company has not incurred material fraud or bad debt expenses to date and continues to develop and invest in measures to minimize such expenses, there can be no assurance that such expenses will not increase in the future.

        Sales and marketing costs increased to $16.0 million for the three months ended September 30, 1997, from $13.7 million for the three months ended September 30, 1996, primarily due to net subscriber additions. Sales and marketing costs per net subscriber added, excluding subscribers added from acquisitions, decreased to $439 for the three months ended September 30, 1997, from $523 for the three months ended September 30, 1996. This 16.1% decrease is primarily a result of reduced advertising and efficiencies gained from the growing subscriber base. Including the losses on equipment sales, the cost per net subscriber added decreased to $565 for the three months ended September 30, 1997, from $647 for the three months ended September 30, 1996.

        Depreciation expense increased to $14.6 million for the three months ended September 30, 1997, from $10.6 million for the three months ended September 30, 1996. This increase of $4.0 million or 37.7%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense decreased to $2.1 million for the three months ended September 30, 1997, from $5.8 million for the three months ended September 30, 1996. This $3.7 million or 63.8% decrease is primarily attributable to the Company prospectively changing its amortization period for cellular licensing costs from 15 years to 40 years, effective January 1, 1997, to conform more closely with industry practices.

        PCS OPERATING EXPENSES

        Total PCS operating expenses were $75.5 million for the three months ended September 30, 1997, compared to $35.0 million for the three months ended September 30, 1996. This 115.5% increase is due to seven PCS systems being operational during the entire third quarter of 1997 while only four PCS system were operational during the third quarter of 1996. A portion of each individual component of PCS operating expenses were start-up costs incurred prior to the commencement of operations in each PCS system. Approximately $1.2 million of start-up costs were incurred for the three months ended September 30, 1997, compared to $3.0 million for the three months ended September 30, 1996. As the subscriber base continues to grow, the Company expects total operating expenses to increase. Accordingly, the PCS operating expenses are not necessarily representative of future operations.

        Cost of service expenses and cost of equipment sales represents the expenses incurred by the operational PCS systems. Seven of the PCS MTAs were operational during the entire third quarter of 1997. Only four of the PCS MTAs were operational during the third quarter of 1996. Accordingly, cost of service increased to $11.9 million and cost of equipment sales increased to $14.9 million for the three months ended September 30, 1997, from $4.0 million and $7.1 million, respectively, for the three months ended September 30, 1996. General and administrative costs increased to $12.8 million for the three months ended September 30, 1997, from $5.2 million for the three months ended September 30, 1996, due to the costs associated with supporting the additional markets in which the Company has operations. Sales and marketing costs increased to $15.3 million for the three months ended September 30, 1997, from $11.1 million for the three months ended September 30, 1996, as a result of the effort to increase net subscriber additions. Depreciation expense and amortization expense increased to $19.0 million and $1.6 million, respectively, for the three months ended September 30, 1997, from $7.0 million and $0.7 million, respectively, for the three months ended September 30, 1996. This increase is due to the increased number of operational systems in 1997 compared to 1996.

OPERATING INCOME (LOSS)

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------
                                           1997                     1996
                                   --------------------      --------------------
                                  CELLULAR(1)     PCS       CELLULAR(1)    PCS
                                  -----------   -------     -----------   -------
                                                   (IN THOUSANDS)
Operating Income (loss)......      $ 13,939    $ (52,172)     $ 1,417    $ (28,906)
                                   ========    =========      =======    =========

---------
(1) Includes paging operations

        Although cellular operating income increased to $13.9 million for the three months ended September 30, 1997, from $1.4 million for the three months ended September 30, 1996, total operating loss increased to $38.2 million for the three months ended September 30, 1997, from $27.5 million for the three months ended September 30, 1996. This increase is primarily due to the increased operating loss attributable to PCS of $52.2 million for the three months ended September 30, 1997, from an operating loss of $28.9 million for the three months ended September 30, 1996.

OTHER INCOME (EXPENSE)

        Interest and financing expense, net of capitalized interest, increased to $27.3 million for the three months ended September 30, 1997, from $11.6 million for the three months ended September 30, 1996. The increase of $15.7 million or 135.8%, is primarily attributable to an increase in long-term debt, which increased to $1,170.0 million at September 30, 1997, from $529.7 million at September 30, 1996, incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will continue to increase as a result of the increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate before the effect of capitalized interest was 10.1% for the three months ended September 30, 1997, and 10.2% for the three months ended September 30, 1996.

EBITDA


                                         THREE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------
                                           1997                     1996
                                   --------------------      --------------------
                                   CELLULAR       PCS        CELLULAR       PCS
                                   --------     -------      --------     -------
                                                   (IN THOUSANDS)
EBITDA .........................   $ 30,669    $ (31,597)    $ 17,803    $ (21,211)
                                   ========    =========     ========    =========

        EBITDA improved to a negative $0.9 million for the three months ended September 30, 1997, from a negative $3.4 million for the three months ended September 30, 1996, primarily due to the negative $31.6 million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 72.3% to $30.7 million for the three months ended September 30, 1997, from $17.8 million for the three months ended September 30, 1996, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies recognized. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 38.7% for the three months ended September 30, 1997, from 30.6% for the three months ended September 30, 1996.


Results of Operations for the Nine Months Ended September 30, 1997, Compared to the Nine Months Ended September 30, 1996

        The Company had 426,300 cellular subscribers at September 30, 1997, representing an increase of 102,100 or 31.5% from December 31, 1996. At September 30, 1996, the Company had 290,400 cellular subscribers representing a net increase of 76,200 or 36.4% from December 31, 1995, generated through the Company's distribution channels. For the nine months ended September 30, 1996, the net number of cellular subscribers added through system acquisitions was approximately 4,700. The Company had 101,000 PCS subscribers at September 30, 1997, representing an increase of 65,500 or 184.5% from December 31, 1996. At September 30, 1996 the Company had 17,600 PCS subscribers.

REVENUES


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------------------------
                                                          1997                      1996
                                                ----------------------      ----------------------
                                                CELLULAR         PCS        CELLULAR        PCS
                                                ---------     --------      --------      --------
                                                                   (IN THOUSANDS)
Subscriber revenues ......................      $173,460      $ 36,057      $124,772      $  3,103
Roamer revenues ..........................        27,810                      26,290
Equipment sales ..........................         8,405        17,407         9,092         5,499
Other revenues ...........................         4,057                       3,187
                                                --------      --------      --------      --------
     Total revenues ......................      $213,732      $ 53,464      $163,341      $  8,602
                                                ========      ========      ========      ========


        Cellular subscriber revenues increased to $173.5 million for the nine months ended September 30, 1997, from $124.8 million for the nine months ended September 30, 1996. This $48.7 million or 39.0% increase is primarily due to the growth in the number of subscribers partially offset by a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber, calculated as the average of the monthly averages, declined 6.2% to $51.63 for the nine months ended September 30, 1997, compared to $55.06 for the nine months ended September 30, 1996. The Company anticipates this downward trend to continue in the fourth quarter. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

        PCS subscriber revenues for the nine months ended September 30, 1997, were $36.1 million, representing operations in six of the Companies PCS MTAs for the entire nine months and the Denver MTA for five months. PCS subscriber revenues for the nine months ended September 30, 1996, were $3.1 million, primarily representing operations in two of the PCS MTAs. Average monthly PCS subscriber revenue per subscriber was $63.26 for the nine months ended September 30, 1997, compared to $63.33 for the nine months ended September 30, 1996. As the Company's PCS operations only began generating revenue during 1996, the year over year trend is not necessarily representative of future trends.

        Roamer revenues were $27.8 million for the nine months ended September 30, 1997, compared to $26.3 million for the nine months ended September 30, 1996, an increase of $1.5 million or 5.8%. This increase is attributed to increased roaming traffic, partially offset by the decline in rates charged by carriers between each other in the industry. Roamer revenues as a percentage of total cellular revenues declined to 13.0% for the nine months ended September 30, 1997, from 16.1% for the nine months ended September 30, 1996. While the Company expects total roamer minutes to continue to increase, the decline in the rates charged between carriers will limit the growth of roamer revenues.

        Cellular equipment sales, which consist primarily of handset sales, decreased to $8.4 million for the nine months ended September 30, 1997, from $9.1 million for the nine months ended September 30, 1996. This $0.7 million or 7.6% decrease is primarily due to a slight decrease in the average cellular handset sales price as a result of competitive strategies chosen by the Company. PCS equipment sales were $17.4 million for the nine months ended September 30, 1997, compared to $5.5 million for the nine months ended September 30, 1996. This $11.9 million increase is due to the increase in handsets sold as a result of the commercial operations in six of the Company's PCS MTAs during the entire nine months and the Denver MTA for five months of 1997 compared to operations in four of the MTAs for part of the nine months ended September 30, 1996. The Company anticipates continued growth in equipment sales as a result of increases in PCS subscriber additions. The higher revenue generated from PCS equipment sales as compared to cellular equipment sales is the result of a higher average selling price for PCS handsets.

        Other revenues, which consists primarily of paging revenues, were $4.1 million for the nine months ended September 30, 1997, compared to $3.2 million for the nine months ended September 30, 1996. This increase is primarily due to the additional month of operations in 1997 as compared to 1996 due to the acquisition of paging operations in February of 1996.

OPERATING EXPENSES

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------------
                                            1997                        1996
                                   ----------------------      ----------------------
                                   CELLULAR         PCS        CELLULAR        PCS
                                   --------      --------      --------      --------
                                                   (IN THOUSANDS)
Cost of service .............      $ 34,577      $ 31,986      $ 28,958      $  5,574
Cost of equipment sales .....        20,044        37,452        17,886        10,309
General and administrative ..        42,449        36,400        33,202        12,764
Sales and marketing .........        43,360        44,894        37,523        19,364
Depreciation and amortization        49,328        47,599        47,935         9,580
                                   --------      --------      --------      --------
     Total operating expenses      $189,758      $198,331      $165,504      $ 57,591
                                   ========      ========      ========      ========


        CELLULAR OPERATING EXPENSES

        Cost of service increased to $34.6 million for the nine months ended September 30, 1997, from $29.0 million for the nine months ended September 30, 1996. This increase is primarily attributable to the increased cost to maintain the Company's expanding wireless network to support the larger subscriber base. While cost of service increased $5.6 million or 19.4%, it decreased as a percentage of service revenues to 16.8% for the nine months ended September 30, 1997, from 18.8% for the nine months ended September 30, 1996, which is due primarily to efficiencies gained from the growing subscriber base.

        Cost of equipment sales increased to $20.0 million for the nine months ended September 30, 1997, from $17.9 million for the nine months ended September 30, 1996. This $2.2 million or 12.1% increase is due primarily to the increase in handsets sold, offset by a slight decline in the cost of handsets, for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996.

        General and administrative costs increased to $42.4 million for the nine months ended September 30, 1997, from $33.2 million for the nine months ended September 30, 1996, an increase of $9.2 million or 27.9%. The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the Company has not incurred material fraud or bad debt expenses to date and continues to develop and invest in measures to minimize such expenses, there can be no assurance that such expenses will not increase in the future.

        Sales and marketing costs increased to $43.4 million for the nine months ended September 30, 1997, from $37.5 million for the nine months ended September 30, 1996, primarily due to net subscriber additions. Sales and marketing costs per net subscriber added, excluding subscribers added from acquisitions, decreased to $424 for the nine months ended September 30, 1997, from $492 for the nine months ended September 30, 1996. This 13.8% decrease is primarily a result of reduced advertising and high growth in subscriber additions. Including the losses on equipment sales, the cost per net subscriber added decreased to $538 for the nine months ended September 30, 1997, from $608 for the nine months ended September 30, 1996.

        Depreciation expense increased to $43.2 million for the nine months ended September 30, 1997, from $30.4 million for the nine months ended September 30, 1996. This increase of $12.8 million or 42.1%, is attributable to the continued expansion of the Company's cellular systems. Amortization expense decreased to $6.1 million for the nine months ended September 30, 1997, from $17.5 million for the nine months ended September 30, 1996. This $11.4 million or 65.1% decrease is primarily attributable to the Company prospectively changing its amortization period for cellular licensing costs from 15 years to 40 years, effective January 1, 1997, to conform more closely with industry practices.

        PCS OPERATING EXPENSES

        Total PCS operating expenses were $198.3 million for the nine months ended September 30, 1997, compared to $57.6 million for the nine months ended September 30, 1996. This 244.4% increase is due to six PCS systems being operational for the entire nine months and the Denver MTA for five months of 1997, compared to operations in four of the MTAs for part of the nine months ended September 30, 1996. A portion of each individual component of PCS operating expenses were start-up costs incurred prior to the commencement of operations in each PCS system. Approximately $5.1 million of start-up costs were incurred for the nine months ended September 30, 1997, compared to $13.6 million for the nine months ended September 30, 1996. As the subscriber base continues to grow, the Company expects total operating expenses to increase. Accordingly, the PCS operating expenses are not necessarily representative of future operations.

        Cost of service expenses and cost of equipment sales represents the expenses incurred by the operational PCS systems. Six of the PCS MTAs were operational during the entire nine months ended September 30, 1997, and the Denver MTA was operational for five months of that period. Four of the PCS MTAs were operational for part of the nine months ended September 30, 1996. Accordingly, cost of service increased to $32.0 million and cost of equipment sales increased to $37.5 million for the nine months ended September 30, 1997, from $5.6 million and $10.3 million, respectively, for the nine months ended September 30, 1996. General and administrative costs increased to $36.4 million for the nine months ended September 30, 1997, from $12.8 million for the nine months ended September 30, 1996, due to the costs associated with supporting the additional markets in which the Company has operations. Sales and marketing costs increased to $44.9 million for the nine months ended September 30, 1997, from $19.4 million for the nine months ended September 30, 1996, as a result of the effort to increase net subscriber additions. Depreciation expense and amortization expense increased to $43.4 million and $4.2 million, respectively, for the nine months ended September 30, 1997, from $8.6 million and $1.0 million, respectively, for the nine months ended September 30, 1996. This increase is due to the increased number of operational systems in 1997 over 1996.

OPERATING INCOME (LOSS)

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------------
                                            1997                        1996
                                  -----------------------      ----------------------
                                  CELLULAR        PCS          CELLULAR        PCS
                                  ---------    ----------      --------     ---------
                                                   (IN THOUSANDS)
Operating Income (loss)           $  23,974    $ (144,867)     $ (2,163)    $ (48,989)
                                  =========    ==========      ========     =========

        Although cellular operating income increased to $24.0 million for the nine months ended September 30, 1997, from an operating loss of $2.2 million for the nine months ended September 30, 1996, total operating loss increased to $120.9 million for the nine months ended September 30, 1997, from $51.2 million for the nine months ended September 30, 1996. This increase is primarily due to the increased operating loss attributable to PCS of $144.9 million for the nine months ended September 30, 1997, from an operating loss of $49.0 million for the nine months ended September 30, 1996.

OTHER INCOME (EXPENSE)

        Interest and financing expense, net of capitalized interest, increased to $67.8 million for the nine months ended September 30, 1997, from $28.6 million for the nine months ended September 30, 1996. The increase of $39.2 million or 137.2%, is primarily attributable to an increase in long-term debt, which increased to $1,170.0 million at September 30, 1997, from $529.7 million at September 30, 1996, incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will continue to increase as a result of the increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate before the effect of capitalized interest was 10.1% for the nine months ended September 30, 1997, and 9.1% for the nine months ended September 30, 1996.

EBITDA

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------------
                                            1997                        1996
                                  -----------------------      ----------------------
                                  CELLULAR        PCS          CELLULAR        PCS
                                  ---------    ----------      --------     ---------
                                                   (IN THOUSANDS)
EBITDA.........................   $ 73,302     $ (97,268)       $ 45,772    $ (39,409)
                                  ========     =========        ========    =========

        EBITDA declined to negative $24.0 million for the nine months ended September 30, 1997, from a negative $6.4 million for the nine months ended September 30, 1996, primarily due to the negative $97.3 million EBITDA attributable to PCS operations offset by an increase in cellular EBITDA. Cellular EBITDA increased 60.1% to $73.3 million for the nine months ended September 30, 1997, from $45.8 million for the nine months ended September 30, 1996, primarily as a result of increased revenues due to the increased subscriber base and the related cost efficiencies recognized. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 35.7% for the nine months ended September 30, 1997, from 29.7% for the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of the Company also has a $300 million credit facility (the "PCS Vendor Facility" formerly the "NORTEL Facility" and, together with the Credit Facility, the "Senior Secured Facilities"). As of September 30, 1997, $470 million and $300 million were outstanding under the Credit Facility and the PCS Vendor Facility, respectively. The amount currently available at September 30, 1997, for borrowing under the Credit Facility was $380 million and the total unused portion of the Credit Facility was $480 million. Indebtedness under the Credit Facility and the PCS Vendor Facility matures on March 31, 2005, and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness.

        On October 14, 1997, the Company and its wholly-owned subsidiary, Western PCS Corporation ("Western PCS"), entered into an agreement with Hutchinson Telecommunication Limited ("HTL") and a subsidiary of HTL ("HTL Sub") pursuant to which HTL Sub agreed to purchase 19.9% of the outstanding capital stock of Western PCS for an aggregate purchase price of $248.4 million. The Company also entered into an agreement with HTL and another of HTL's subsidiaries for the purchase of approximately 5% of the outstanding capital stock of the Company by the HTL subsidiary for a purchase price of approximately $74 million. Both purchase transactions are subject to certain approvals and neither is conditioned upon the closing of the other.

        On October 31, 1997, the Company consummated the purchase from Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") of the cellular business and assets of Triad in the Rural Service Areas ("RSAs") designated as Texas 1,2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of
(i) approximately $180 million (excluding approximately $10 million in closing adjustments, which amount is subject to further adjustment), plus (ii) 1,600,000 shares of the Company's Class A Common Stock. In accordance with its agreement with Triad, the Company will shortly file a shelf Registration Statement on Form S-3 covering future resales of such shares. Such agreement provides that in the event such Registration Statement is not declared effective by the Securities and Exchange Commission on or prior to January 30, 1998, Triad has the option of receiving $20 million in lieu of such shares. The Company also acquired from Triad certain D and E Block PCS licenses for an aggregate purchase price of approximately $4.6 million, such amount being the aggregate amount Triad paid the FCC in its successful bids for such licenses in the FCC's auction of such licenses.

        Over the next fifteen months the Company currently anticipates spending approximately $200 million to expand the initial build-out of its PCS MTA systems and to continue construction of the Seattle and Phoenix/Tucson BTA systems. In October 1997, the Company paid approximately $14.6 million for the acquisition of the five remaining D and E Block PCS licenses which the Company was granted in the third quarter of 1997 and approximately $195 million to close the acquisition of Triad. These payments were funded by additional borrowings on the Credit Facility. In addition, further funds will be required to finance the continued growth of its cellular and PCS operations (which may be significant), provide for working capital, and service debt. The Company will utilize cash on hand, funds available from investors and amounts available for borrowing under the Credit Facility for such purposes. While the Company believes such sources will be sufficient, to the extent that the build-out of the PCS systems or other costs associated with the growth of its business are greater than expected, the Company will need to seek additional financing. The Company continues to consider additional sources of funding to meet those potential needs which may include the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

        Net cash used in operating activities for the nine months ended September 30, 1997, was $82.6 million. Adjustments to the $193.2 million net loss for such period to reconcile to net cash used in operating activities primarily included $100.0 million of depreciation and amortization (including the amortization of deferred financing costs). Other adjustments included changes in operating assets and liabilities, net of effects from consolidating acquired interests, consisting primarily of increases of $18.6 million in accrued liabilities, primarily attributable to an increase in property taxes and interest, and $14.6 million in accounts receivable, net, as a result of the increase in total revenues, and a $7.1 million increase in equity in net loss of unconsolidated affiliates as a result of increased activity in the Company's investments in international ventures and Cook Inlet PCS. Net cash used in operating activities was $27.8 million for the nine months ended September 30, 1996.

        Net cash used in investing activities was $378.5 million for the nine months ended September 30, 1997. Investing activities for such period consisted primarily of purchases of property and equipment of $279.9 million, of which $238.6 million was attributable to PCS capital expenditures, and purchases of wireless licenses of $54.6 million as a result of the PCS licenses purchased by the Company from the FCC's D and E Block auctions. Advances made to affiliates increased $50.9 million primarily due to a revolving loan agreement with Cook Inlet PCS and funding of international ventures. Net cash used in investing activities was $348.1 million for the nine months ended September 30, 1996.

        Net cash provided by financing activities was $427.8 million for the nine months ended September 30, 1997. Financing activities for such period consisted primarily of additions to long-term debt, which provided cash of $427 million. Net cash provided by financing activities was $389.3 million for the nine months ended September 30, 1996.

        Cook Inlet PCS owns licenses in 21 PCS BTAs, 7 of which were acquired in the FCC F Block auction in the first quarter of 1997. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of the partnership or other third party financing. The Company funded the operations of the partnership during the nine months ended September 30, 1997, and has entered into a loan agreement with the partnership whereby the Company agreed to provide a revolver/term loan to the partnership at an interest rate equal to the higher of fifteen percent or the London Interbank Offer Rate ("LIBOR") plus 5%. At September 30, 1997, the Company had advanced funds totaling $27.4 million to the partnership.

        In the ordinary course of business, the Company continues to evaluate acquisition opportunities, joint ventures and other potential business transactions. Any such prospective transactions would be financed with the borrowings under the Credit Facility or through the issuance of additional indebtedness or the sale of additional equity. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        On April 29, 1997, Western PCS BTA I Corporation, a wholly-owned subsidiary of the Company ("Western BTA"), received a civil investigative demand from the Department of Justice ("DOJ") requiring production of certain documents and responses to certain interrogatories in connection with the DOJ's investigation of bid rigging and market allocation for PCS licenses auctioned by the FCC. Western BTA understands that similar demands were issued to numerous other participants in the FCC PCS auctions. Western BTA believes that its conduct throughout the PCS auctions was consistent with all FCC regulations and applicable laws and is cooperating fully with the DOJ's investigative demand.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.

    (a) Exhibits      Description
        --------      -----------
        10.52         Stock Subscription Agreement by and among Western Wireless
                      Corporation, Hutchison Telecommunications Limited and
                      Hutchison Telecommunications Holdings (USA) Limited dated
                      October 14, 1997.

        10.53         Purchase Agreement by and among Western PCS Corporation,
                      Western Wireless Corporation, Hutchison Telecommunications
                      Limited and Hutchison Telecommunications PCS (USA) Limited dated October 14, 1997.

        10.54         Form of Cash Management Agreement by and between Western
                      Wireless Corporation and Western PCS Corporation.

        10.55         Form of Roaming Agreement by and between Western Wireless
                      Corporation and Western PCS Corporation.

        10.56         Form of Services Agreement by and between Western Wireless
                      Corporation and Western PCS Corporation.

        10.57         Form of Shareholders Agreement by and among Western
                      Wireless Corporation, Hutchison Telecommunications PCS
                      (USA) Limited and Western PCS Corporation.

        10.58         Form of Tax Sharing Agreement by and between Western
                      Wireless Corporation and Western PCS Corporation.

        10.59         Agreement to Form Limited Partnership dated September 30,
                      1997, by and among Western PCS I Iowa Corporation, a
                      Delaware corporation, INS Wireless, Inc., an Iowa corporation, Western PCS I Corporation, a Delaware corporation, and Iowa Network Services, Inc., an Iowa corporation.

        10.60 Iowa Wireless Services, L.P. Limited Partnership Agreement dated as of September 30, 1997, by and between INS
                      Wireless, Inc., as General Partner, and Western PCS I Iowa
                      Corporation, as Limited Partner.

        27.1          Financial Data Schedule


    (b) Reports on Form 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Western Wireless Corporation



                                       By  /s/  Donald Guthrie
                                          ---------------------------------
                                                Donald Guthrie
                                                Chief Financial Officer

                                       Dated: November 6, 1997

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------
10.52          Stock Subscription Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications Limited and Hutchison
               Telecommunications Holdings (USA) Limited dated October 14, 1997.

10.53          Purchase Agreement by and among Western PCS Corporation, Western
               Wireless Corporation, Hutchison Telecommunications Limited and
               Hutchison Telecommunications PCS (USA) Limited dated October 14,
               1997.

10.54          Form of Cash Management Agreement by and between Western Wireless
               Corporation and Western PCS Corporation.

10.55          Form of Roaming Agreement by and between Western Wireless
               Corporation and Western PCS Corporation.

10.56          Form of Services Agreement by and between Western Wireless
               Corporation and Western PCS Corporation.

10.57          Form of Shareholders Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications PCS (USA) Limited and
               Western PCS Corporation.

10.58          Form of Tax Sharing Agreement by and between Western Wireless
               Corporation and Western PCS Corporation.

10.59 Agreement to Form Limited Partnership dated September 30, 1997, by and among Western PCS I Iowa Corporation, a Delaware corporation, INS Wireless, Inc., an Iowa corporation, Western PCS
               I Corporation, a Delaware corporation, and Iowa Network Services,
               Inc., an Iowa corporation.

10.60 Iowa Wireless Services, L.P. Limited Partnership Agreement dated as of September 30, 1997, by and between INS Wireless, Inc., as General Partner, and Western PCS I Iowa Corporation, as Limited
               Partner.

27.1           Financial Data Schedule