Form 10-K405
period 1997-12-31
WESTERN WIRELESS CORP
filed 1998-03-27
CIK 930738

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                      91-1638901
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

     2001 NW SAMMAMISH ROAD
      ISSAQUAH, WASHINGTON                                 98027
(Address of principal executive offices)                (Zip Code)

                                (425) 313-5200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale of such stock as of the close of trading on March 2, 1998, was $517,174,730.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                        Shares Outstanding as of March 2, 1998

Class A Common Stock, no par value                      22,846,192
Class B Common Stock, no par value                      52,963,811


                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K:

    1997 Annual Report - Part II.
    1998 Proxy Statement - Part III.

                          WESTERN WIRELESS CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                     PART I

Item 1. BUSINESS.................................................................3

Item 2. PROPERTIES..............................................................20

Item 3. LEGAL PROCEEDINGS.......................................................20

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................20

       EXECUTIVE OFFICERS OF THE REGISTRANT.....................................21

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.....................................................23

Item 6. SELECTED FINANCIAL DATA.................................................23

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...............................................23

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................23

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE................................................23

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................24

Item 11. EXECUTIVE COMPENSATION.................................................24

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........24

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................24

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K......25

SIGNATURES......................................................................30

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Western Wireless Corporation (the "Company" or "Western Wireless") provides wireless communications services in the western United States. The Company owns an aggregate of 199 cellular and personal communications services ("PCS") licenses for a geographic area covering approximately 68.0 million persons (counting only once those persons that may be served by either cellular or PCS systems owned by the Company). In addition, Western Wireless is a partner in ventures owning 21 PCS licenses covering 13.0 million persons, some of which overlap licenses owned by the Company. Western Wireless' combined cellular and PCS licenses, together with the ventures in which it is a partner, cover approximately 59% of the land in the continental United States. In its consolidated cellular and wholly-owned PCS markets, the Company served 648,600 subscribers at December 31, 1997.

        The Company operates its cellular systems under the CELLULAR ONE(R) brand name and operates its PCS markets under its proprietary VoiceStream(R) brand name. It owns and operates cellular systems in 72 Rural Service Areas ("RSA") and 16 Metropolitan Statistical Areas ("MSA") with an aggregate population of approximately 7.3 million persons. The Company holds 7 Major Trading Area ("MTA") broadband PCS licenses and 104 Basic Trading Area ("BTA") broadband PCS licenses covering approximately 64.2 million persons. Each of the Company's operational PCS systems utilizes Global System for Mobile Communications ("GSM") technology as the network standard. GSM is the leading digital wireless standard worldwide, with systems operating in approximately 109 countries, including the United States, and serving over 66 million subscribers.

        Western Wireless is also engaged in activities related to its principal wireless communications business. The Company has interests in entities which own wireless licenses in certain foreign countries, including Ghana, Haiti, Iceland, and the Republics of Latvia and Georgia. In addition, the Company has interests in entities which have made wireless license applications in certain other foreign countries. During 1997, two of these ventures commenced operations. In addition, since their acquisition in February 1996, the Company has operated paging systems in eight western states and served 31,900 customers at December 31, 1997.

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

YEAR OF 1997

        The Company has grown rapidly over the years with an average of 84% growth in revenues each year from 1994 through 1997. The Company continued its strong growth in 1997 as evidenced by the following landmarks. In January, the Company was the high bidder on 100 PCS licenses in the Federal Communication Commission's ("FCC") D and E Block auctions; all such licenses were granted and paid for in 1997. In May, Western Wireless commenced operations in Denver, the last of the Company's MTA licenses from the FCC's A block auction. In June, Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlets PCS"), in which the Company holds a 49.9% interest, launched VoiceStream service in the Tulsa BTA, thus becoming the first C Block licensee to become operational in a major market. In October, Western Wireless acquired the business and assets of another wireless provider with operations contiguous to that of the Company. The acquisition added 12 cellular licenses, 8 PCS licenses and 58,500 cellular subscribers. In November, an affiliate of Hutchison Telecommunications Limited ("HTL") acquired $74 million of the Company's common stock in a private placement. During the fourth quarter, the Company also announced joint ventures that will further expand the VoiceStream brand name in PCS markets in the western United States. The Company anticipates continued growth in 1998. In February 1998, the Company and HTL completed a transaction whereby HTL acquired a 19.9% interest in the Company's subsidiary which owns and operates its PCS licenses and markets for approximately $248 million.

STRATEGY

        Historically, the Company has focused on the acquisition and operation of cellular communications systems in RSAs and small MSAs in the western United States. The Company's acquisition of PCS licenses enables it to significantly expand both its customer base and geographic coverage and to offer enhanced wireless communications services. The Company's initial focus with its PCS licenses has been, and will continue to be, to commence operations in the most densely populated areas within its PCS systems. The Company believes that cellular is the optimum technology for rural, less densely populated areas because they are less susceptible to competition and have a greater capacity for future growth than most major markets, and that PCS is the optimum technology for more densely populated urban areas where analog cellular systems are more expensive to deploy and face potential capacity constraints. The Company has entered markets at a relatively low cost, having purchased cellular licenses for an average of $45.68 per pop overall, excluding the effect of licenses acquired through business acquisitions. The Company's PCS MTA licenses were purchased at an average of $10.81 per pop and the PCS BTA licenses were purchased at an average of $3.13 per pop, including the Company's ownership percentage in Cook Inlet PCS's licenses. "Pops" refers to the number of persons in a licensed area multiplied by the Company's ownership interest in the license for such licensed area.

        The Company's operating strategy has been to (i) construct and commence operations with high quality systems and extensive coverage in rural areas with its cellular systems and in urban areas with its PCS systems; (ii) continue to expand its operations through increased subscriber growth and usage; (iii) utilize its centralized management and back office functions to support the needs of its cellular and PCS subscribers, thereby further improving operating efficiencies and generating greater economies of scale; and (iv) selectively acquire cellular and PCS properties primarily in contiguous markets. The Company is implementing its strategy by continuing to build its PCS systems, offering a wide range of products and services at competitive prices, continually upgrading the quality of its network, establishing strong brand recognition, creating a strong sales and marketing program tailored to local markets and providing a superior level of customer service.

        The Company plans to continue to take advantage of opportunities to enter new markets at a relatively low cost, including international ventures.

THE WIRELESS COMMUNICATIONS INDUSTRY

OVERVIEW

        Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and Enhanced Specialized Mobilized Radio ("ESMR") networks. Historically, each application has been licensed and operates in a distinct radio frequency block.

        Since its introduction in 1983, wireless service has grown dramatically. As of June 30, 1997, according to Cellular Telecommunications Industry Association ("CTIA") there were over 48.7 million wireless subscribers in the United States, representing a penetration rate of 18% and a growth of 10.6% from December 31, 1996.

        The following table sets forth certain domestic wireless industry statistics derived from the data survey results published semi-annually by CTIA:

                                                                 Year Ended December 31,
                                              ---------------------------------------------------------
                                                 1993       1994        1995        1996        1997
                                              --------    --------    --------    --------    ---------
Total Service Revenues (in billions) ....     $   10.9    $   14.2    $   19.0    $   23.6    $   27.6
Ending Wireless Subscribers
  (in millions)..........................         16.0        24.1        33.8        44.0        53.4

Subscriber Growth .......................         45.1%       50.8%       40.0%        30.4%      21.4%
Average Monthly Service Revenue
   per Subscriber .......................     $  67.13    $  59.08    $  54.90       50.61    $  47.23
Average Monthly Subscriber Revenue
   per Subscriber .......................     $  58.74    $  51.48    $  47.59    $  44.66    $  42.09
Ending Penetration ......................          6.2%        9.4%       13.0%       17.0%       19.6%

        These statistics represent results for the industry as a whole. Average Monthly Service Revenue per Subscriber reflects per subscriber revenue including roaming revenue, and Average Monthly Subscriber Revenue per Subscriber reflects per subscriber revenue excluding roaming revenue.

        The following chart illustrates the growth in United States wireless subscribers through December 31, 1997 (subscribers at December 31, 1997 were derived from the data survey results published semi-annually by the CTIA):




   U.S. WIRELESS SUBSCRIBERS
  (MILLIONS OF SUBSCRIBERS)
1984...................... 0.20
1985...................... 0.34
1986...................... 0.68
1987...................... 1.23
1988...................... 2.00
1989...................... 4.00
1990...................... 5.00
1992......................11.00
1993......................16.00
1994......................24.00
1995......................34.00
1996......................44.00
1997......................53.40


            Source: Cellular Telecommunications Industry Association

        In the wireless communications industry, there are two principal services licensed by the FCC for transmitting voice and data signals, "cellular services" and "PCS." Cellular service is the predominant form of wireless voice communications service currently available. The FCC has made available for cellular service a portion of the radio spectrum from 830-870 MHz. Cellular service is capable of providing high quality, high capacity service to and from mobile, portable and stationary telephones. Cellular handsets are affordable and easy to use and offer important benefits to both business and residential consumers. Fully equipped, multi-cell cellular systems are capable of handling thousands of calls at any given time and thus are capable of providing service to hundreds of thousands of subscribers in a given market. See -- "Products and Services."

        Cellular systems are primarily analog based systems, although digital technology has been introduced in certain markets. Analog technology currently has several limitations, including lack of privacy and limited capacity. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy, and robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet). See -- "Operation of Wireless Communications Systems."

        PCS is a term commonly used in the United States to describe a portion of radio spectrum (1850-1990 MHz). PCS spectrum was auctioned by the FCC beginning with the A and B Blocks, which were auctioned by the FCC in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC concluded simultaneous auctions of the D, E and F Blocks in 1997. This portion of radio spectrum is to be used by PCS licensees to provide wireless communications services. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. PCS also includes features that are not generally offered by cellular providers, such as data transmissions to and from portable computers, advanced paging services and facsimile services. In addition, wireless providers may offer mass market wireless local loop applications in competition with wired local communications services. See -- Governmental Regulation" for a discussion of the FCC auction process and "allocation of wireless licenses.

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

        Although PCS and cellular systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. As a result, and as discussed further below, it is often not possible for users of one type of system to "roam" on a different type of system outside of their service area, or to hand off calls from one type of system to another. This is also true for PCS subscribers seeking to roam in a PCS service area served by operators using different technical standards.

        PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been proposed by various operators and vendors for use in PCS systems: GSM, Code Division Multiple Access ("CDMA") or Time Division Multiple Access ("TDMA"). GSM and TDMA are both "time division-based" standards but are incompatible with each other and with CDMA. Accordingly, a subscriber of a system that utilizes GSM technology is currently unable to use a GSM handset when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset that permits the subscriber to use the analog cellular system in that area.

CELLULAR OPERATIONS

        The Company operates cellular systems in 72 RSAs and 16 smaller MSAs, and generally owns 100% of each of its cellular licenses. In these rural and small urban markets, the Company's cellular systems cover large geographic areas with relatively few Cell Sites, incorporating cost efficient technology.

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

        See the financial results of the Company's cellular operations in the footnotes to the consolidated financial statements located in Part II of the Form 10-K.

CELLULAR MARKETS AND SYSTEMS

        The Company owns FCC licenses to provide wireless cellular communications services in 88 separate markets. The Company's pops by cellular market are as follows:

  CELLULAR                   OWNERSHIP       THE COMPANY'S
 MARKETS(1)    POPULATION(2) PERCENTAGE      POPULATION(2)
 ----------    -------------   ----------    -------------
California
Mono (CA-6)          29,000     100             29,000
                  ---------                  ---------
  California
Total                29,000                     29,000
                  ---------                  ---------

Colorado
Pueblo              134,000     100            134,000

Elbert (CO-5)        34,000     100             34,000
Saguache
(CO-7)               50,000     100             50,000
Kiowa (CO-8)         48,000     100             48,000
Costilla
(CO-9)               30,000     100             30,000
                  ---------                  ---------
  Colorado
Total               296,000                    296,000
                  ---------                  ---------

Idaho
Idaho (ID-2)(3)      80,000     100             80,000
                  ---------                  ---------
  Idaho Total        80,000                     80,000
                  ---------                  ---------
Iowa
Sioux City          123,000     100            123,000
Monona (IA-8)        55,000     100             55,000
                  ---------                  ---------
  Iowa Total        178,000                    178,000
                  ---------                  ---------

Kansas
Jewell (KS-3)        54,000     100             54,000
Marshall (KS-4)     137,000     100            137,000
Ellsworth (KS-8)    131,000     100            131,000
Morris (KS-9)        59,000     100             59,000
Franklin
(KS-10)             110,000     100            110,000
Reno (KS-14)        177,000     100            177,000
                  ---------                  ---------
  Kansas Total      668,000                    668,000
                  ---------                  ---------

Minnesota
Kittson (MN-1)       49,000     100             49,000
Lake of the
Woods
 (MN-2-A1)           26,000     100             26,000
Chippewa
(MN-7)              172,000     100            172,000
Lac qui Parie
(MN-8)               68,000     100             68,000
Pipestone
(MN-9)              133,000     100            133,000
                  ---------                  ---------
  Minnesota
Total               448,000                    448,000
                  ---------                  ---------

Missouri
Bates (MO-9)         81,000     100             81,000
                  ---------                  ---------
  Missouri
Total                81,000                     81,000
                  ---------                  ---------

Montana
Billings            131,000      98            128,000
Great Falls          82,000     100             82,000
Lincoln (MT-1)      158,000     100            158,000
Toole (MT-2)         37,000     100             37,000
Malta (MT-3)         16,000     100             16,000
Daniels (MT-4)       41,000     100             41,000
Mineral (MT-5)      194,000     100            194,000
Deer Lodge
(MT-6)               66,000     100             66,000
Fergus (MT-7)        31,000     100             31,000
Beaverhead
(MT-8)               96,000     100             96,000
Carbon (MT-9)        34,000     100             34,000
Prairie
(MT-10)              20,000     100             20,000
                  ---------                  ---------
   Montana
Total               906,000                    903,000
                  ---------                  ---------

Nevada
Humbolt (NV-1)       44,000     100             44,000
Lander (NV-2)        50,000     100             50,000
Mineral (NV-4)       38,000     100             38,000
White Pine
(NV-5)               14,000     100             14,000
                  ---------                  ---------
  Nevada Total      146,000                    146,000
                  ---------                  ---------
New Mexico
Lincoln (NM-6)      255,000     100            255,000
                  ---------                  ---------
  New Mexico
Total               255,000                    255,000
                  ---------                  ---------

 North Dakota
 Bismarck            95,000     100             95,000
 Fargo              171,000     100            171,000
 Grand Forks        106,000     100            106,000
 Divide (ND-1)      106,000     100            106,000
 Bottineau
 (ND-2)              62,000     100             62,000
 McKenzie (ND-4)     63,000     100             63,000
 Kidder (ND-5)       48,000     100             48,000
                  ---------                  ---------
   North Dakota
 Total              651,000                    651,000
                  ---------                  ---------

 Oklahoma
 Beckham (OK-7)     133,000     100            133,000
 Jackson (OK-8)      99,000     100             99,000
                  ---------                  ---------
   Oklahoma
 Total              232,000                    232,000
                  ---------                  ---------

 South Dakota
 Rapid City         114,000     100            114,000
 Sioux Falls        142,000      99            141,000
 Harding (SD-1)      38,000     100             38,000
 Corson (SD-2)       23,000     100             23,000
 McPherson
 (SD-3)              54,000     100             54,000
 Marshall (SD-4)     71,000     100             71,000
 Custer (SD-5)       27,000     100             27,000
 Haakon (SD-6)       41,000     100             41,000
 Sully (SD-7)        67,000     100             67,000
 Kingsbury
 (SD-8)              74,000     100             74,000
 Harrison (SD-9)    100,000     100            100,000
                  ---------                  ---------
   South Dakota
 Total              751,000                    750,000
                  ---------                  ---------

 Texas
 Abilene            157,000     100            157,000
 Lubbock            237,000     100            237,000
 Midland            121,000      96            116,000
 Odessa             125,000      96            120,000
 San Angelo         103,000     100            103,000
 Dallam (TX-1)       56,000     100             56,000
 Hansford (TX-2)     89,000     100             89,000
 Parmer (TX-3)      139,000     100            139,000
 Briscoe (TX-4)      40,000     100             40,000
 Hardeman (TX-5)     77,000     100             77,000
 Gaines (TX-8)      136,000     100            136,000
 Hudspeth
 (TX-12)             27,000     100             27,000
 Reeves (TX-13)      33,000     100             33,000
 Loving (TX-14)      45,000     100             45,000
                  ---------                  ---------
   Texas Total    1,385,000                  1,375,000
                  ---------                  ---------

  CELLULAR                     OWNERSHIP      THE COMPANY'S
 MARKETS(1)    POPULATION(2)  PERCENTAGE      POPULATION(2)
 ----------    -------------  ----------      -------------
Nebraska
Lincoln             237,000     100            237,000
Cherry (NE-2)        31,000     100             31,000
Knox (NE-3)         120,000     100            120,000
Grant (NE-4)         36,000     100             36,000
Columbus
(NE-5) (4)          149,000     100            149,000
Keith (NE-6)        110,000     100            110,000
Hall (NE-7)          94,000     100             94,000
Chase (NE-8)         58,000     100             58,000
Adams (NE-9)         82,000     100             82,000
Cass (NE-10)         88,000     100             88,000
                  ---------                  ---------
  Nebraska
Total             1,005,000                  1,005,000
                  ---------                  ---------

 Utah
 Juab (UT-3)         58,000     100             58,000
 Beaver (UT-4)      119,000     100            119,000
 Piute (UT-6)        30,000     100             30,000
                  ---------                  ---------
   Utah Total       207,000                    207,000
                  ---------                  ---------

 Wyoming
 Casper              66,000     100             66,000
 Sheridan (WY-2)     80,000     100             80,000
 Douglas (WY-5)      13,000      49              6,000
                  ---------                  ---------
   Wyoming Total    159,000                    152,000
                  ---------                  ---------
 Cellular Total   7,477,000                  7,456,000
                  =========                  =========


(1) Excludes two markets containing a population of 226,000 in which the Company operates under an Interim Operating Authority ("IOA").

(2) Estimated 1998 populations are based on 1997 estimates by Equifax adjusted by the Company by a growth factor based upon Equifax's growth factors from 1995 to 1997.

(3) The population for Idaho 2 includes 5,000 persons in Idaho 3 which the Company has construction permits to build Cell Sites under its Idaho 2 license.

(4) The Company has entered into a definitive purchase agreement for this market. The transaction is expected to close during the third quarter of 1998. The Company previously operated this market under an IOA.

PCS OPERATIONS

        The Company owns 111 PCS licenses, covering approximately 64.2 million persons. The Company operates PCS systems in the Honolulu, Salt Lake City, El Paso/Albuquerque, Portland, Oklahoma City, Des Moines/Quad Cities and Denver MTAs, and is constructing the initial phase of its PCS systems in the Seattle, Phoenix and Tucson BTAs. The Company has not yet finalized its construction plans for all of the licenses purchased in the D and E Block auctions. Cook Inlet PCS provides service in the Tulsa, Oklahoma BTA utilizing the VoiceStream brand name. Through joint ventures, PCS services are offered or will be offered under the VoiceStream brand name in the Wichita, Kansas BTA and certain BTAs in Iowa.

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

        The Company's goal is to achieve significant market penetration by aggressively marketing competitively priced PCS services under its proprietary VoiceStream brand name, offering enhanced services not generally provided by cellular operators and providing superior customer service. In addition, the Company is structured to be a low-cost provider of PCS services by taking advantage of the existing business infrastructure and business experience established in connection with its cellular operations, including centralized management, marketing, billing and customer service functions, and by focusing on efficient customer acquisition and retention. See -- "Products and Services."

        The Company's experience is that PCS technology is better suited to urban areas than rural areas and has cost advantages relative to cellular technology in urban areas. PCS Cell Sites operate at a higher frequency and lower power than cellular Cell Sites and, therefore, typically have a smaller coverage area. Unlike rural areas, wireless systems in urban areas require substantial frequency "reuse" to provide high capacity. The coverage advantage that cellular frequencies and analog technology enjoy in rural areas is not present in urban areas because analog cellular technology does not provide efficient frequency reuse. As a result, the higher frequency, lower power, digital PCS systems are likely to provide greater capacity in urban areas.

        The Company has selected GSM as the digital standard for its PCS system because the Company believes it has significant advantages over the other competing digital standards, including the experience of years of proven operability in Europe and Asia, enhanced features and an open system architecture that will allow the Company to choose from a variety of equipment options and providers. GSM is the leading digital wireless standard in the world, with over 66 million customers in 109 countries.

        The Company has entered into roaming agreements or letters of intent with substantially all of the licensees which have chosen to deploy the GSM standard in their PCS markets in the United States which will provide for roaming by the Company's PCS subscribers into these carriers' PCS markets, and vice versa, when such systems are operational. The Company also has over 70 reciprocal roaming agreements or letters of intent with a variety of international carriers who have chosen to deploy the GSM standard. The Company anticipates entering into similar agreements with other domestic and international carriers who deploy the GSM standard and with other cellular carriers.

        See the financial results of the Company's PCS operations in the footnotes to the consolidated financial statements located in Part II of the Form 10-K.

PCS MARKETS AND SYSTEMS

        The Company owns 111 FCC licenses to provide wireless PCS communications services in the markets listed below. The MTA licenses owned by the Company are 30 MHz blocks in the A and B Blocks and the BTA licenses are 10 MHz blocks in the D and E Blocks. See--"Governmental Regulation - Licensing of PCS
Systems."

PCS MTA MARKETS     PCS BTA MARKETS   POPULATION(1)
---------------     ---------------   -------------
Honolulu                                 1,198,000


Portland                                 3,561,000


Salt Lake City                           3,120,000
                    St. George             130,000


Denver                                   4,641,000

El Paso/Albuquerque                      2,540,000



Oklahoma City                            2,009,000
                    Enid                    87,000
                    Oklahoma City        1,416,000
                    Ponca City              47,000
                    Stillwater              77,000

Des Moines/Quad                          3,124,000
Cities (2) (4)

Seattle

                    Seattle-Tacoma       2,988,000
                    Olympia-Centralia      323,000

Phoenix

                    Phoenix              3,013,000
                    Tucson                 812,000
                    Yuma                   142,000
                    Prescott               149,000
                    Flagstaff              115,000
                    Sierra
                    Vista-Douglas          117,000
                    Nogales                 39,000

San Antonio

                    San Antonio          1,783,000
                    Corpus Christi         559,000
                    McAllen                582,000
                    Brownsville-
                    Harlingen              352,000
                    Laredo                 213,000

San Francisco

                    San Francisco        6,843,000


Spokane

                    Billings               325,000
                    Great Falls            167,000
                    Walla
                    Walla-Pendleton        168,000
                    Kennewick-Pasco-
                    Richland               188,000
                    Missoula               171,000
                    Lewiston-Moscow        124,000
                    Butte                   68,000
                    Bozeman                 80,000
                    Kalispell               75,000
                    Helena                  69,000

Wichita

                    Wichita                637,000
                    Salina                 147,000
                    Hutchinson             127,000

Tulsa

                    Coffeyville             63,000

Omaha

                    Lincoln                335,000
                    Grand
                    Island-Kearney         149,000
                    Norfolk                115,000
                    North Platte            86,000
                    Hastings                74,000
                    McCook                  35,000

Kansas City

                    Manhattan-Junction
                    City                   124,000

PCS MTA MARKETS     PCS BTA MARKETS   POPULATION(1)
---------------     ---------------   -------------
Dallas

                    Austin               1,171,000
                    Amarillo               399,000
                    Abilene                261,000
                    Odessa (3)             220,000
                    San Angelo             164,000
                    Midland (3)            126,000
                    Paris                   92,000
                    Clovis                  81,000
                    Brownwood               63,000
                    Hobbs                   58,000
                    Big Spring              35,000
                    Lubbock                405,000


St. Louis
                    St. Louis            2,852,000
                    Carbondale-Marion      218,000
                    Columbia               208,000
                    Cape Girardeau-
                    Sikeston               188,000
                    Quincy-Hannibal        182,000
                    Poplar Bluff           154,000
                    Jefferson City         154,000
                    Mount Vernon-
                    Centralia              125,000
                    Rolla                   93,000
                    West Plains             77,000
                    Kirksville              57,000


Milwaukee

                    Milwaukee            1,808,000


Cleveland
                    Cleveland-Akron      2,968,000
                    Canton-New
                    Philadelphia           533,000
                    Youngstown-Warren      487,000
                    Erie                   280,000
                    Mansfield              230,000
                    Sandusky               139,000
                    Sharon                 122,000
                    East Liverpool-
                    Salem                  113,000
                    Ashtabula              104,000
                    Meadville               91,000
Minneapolis

                    Fargo                  314,000
                    Grand Forks            214,000
                    Sioux Falls            233,000
                    Bismarck               131,000
                    Aberdeen                88,000
                    Mitchell                85,000
                    Watertown               78,000
                    Bemidji                 64,000
                    Huron                   55,000
                    Willmar-Marshall        83,000
                    Worthington             96,000

Chicago

                    Jacksonville            71,000

Little Rock
                    Little Rock            944,000
                    Fort Smith             315,000
                    Fayetteville-Spring-
                    dale-Rogers            292,000
                    Jonesboro-Paragould    176,000
                    Pine Bluff             151,000
                    Hot Springs            136,000
                    Russellville            96,000
                    Harrison                90,000

Cincinnati

                    Dayton-Springfield   1,225,000



Richmond

                    Norfolk-VA Beach     1,761,000
                    Richmond-Petersburg  1,179,000
                    Danville               168,000
                    Lynchburg              157,000
                    Staunton-Waynesboro    106,000
                    Martinsville            88,000
                                        ==========
                    PCS Total(5)        64,204,000
                                        ==========


(1) Estimated 1998 populations are based on 1997 estimates by Equifax adjusted by the Company by a growth factor based upon Equifax's growth factors from 1995 to 1997.

(2) "Quad Cities" refers to the cities of Moline and Rock Island, Illinois, and Bettendorf and Davenport, Iowa.

(3)   The Company was the high bidder on two 10 MHz licenses in these BTAs.

(4) The Company owns a license for the Des Moines/Quad Cities MTA consisting of the following: 30 MHz in seven urban counties within the Des Moines BTA, which is part of the Des Moines/Quad Cities MTA, and 10 MHz in all the other counties within the Des Moines/Quad Cities MTA. The Company contributed the other 20 MHz in the Des Moines/Quad Cities MTA to a joint venture that will operate such markets utilizing the VoiceStream brand name. The population of the markets to be served by this joint venture is 2,556,000.

(5) Total PCS pops reflected here are net of the Oklahoma BTA markets which overlap the Oklahoma MTA markets and the Salt Lake City BTA markets which overlap the Salt Lake City MTA markets.

        Cook Inlet PCS is a Delaware limited partnership ultimately controlled by Cook Inlet Region, Inc., an Alaska Native Regional Corporation, which qualifies Cook Inlet PCS for additional benefits available to a small business. The Company has a 49.9% partnership interest in Cook Inlet PCS. Cook Inlet PCS began operations in the Tulsa BTA in June of 1997. Cook Inlet PCS has not yet finalized its construction plans for the other licenses it owns.

        Cook Inlet PCS owns FCC licenses to provide wireless PCS communications services in 21 separate BTA markets. The licenses owned by Cook Inlet PCS are 30 MHz blocks in the C Block except as noted below. See--"Governmental
Regulation - Licensing of PCS Systems."

   PCS MTA MARKETS    PCS BTA MARKETS           POPULATION (1)
   ---------------    ---------------           --------------
   Seattle

                      Seattle-Tacoma (2)            2,988,000
                      Yakima                          249,000
                      Bremerton                       239,000
                      Wenatchee                       199,000
                      Aberdeen                         89,000
                      Port Angeles                     89,000
                      Bellingham (2)                  155,000

   Spokane

                      Spokane                         729,000
                      Walla Walla-Pendleton           168,000

   Phoenix

                      Phoenix (2)                   3,013,000
                      Tucson (2)                      812,000

   Dallas

                      Temple-Killeen (2)              361,000
                      Wichita Falls                   216,000
                      Sherman-Denison                 162,000

   Tulsa

                      Tulsa                           905,000
                      Muskogee                        161,000
                      Coffeyville                      63,000
                      Bartlesville                     47,000

   Kansas City

                      Pittsburg-Parsons (2)            92,000

   Minneapolis

                      Worthington (3)                  96,000

   Cincinnati

                      Cincinnati (2)                2,136,000
                                                   ----------
                                      Total        12,969,000
                                                   ==========

(1) Estimated 1998 populations are based on 1997 estimates by Equifax adjusted by the Company by a growth factor based upon Equifax's growth factors from 1995 to 1997.

(2) Represents a 10 MHz license obtained in the F Block auctions. See -- "Governmental Regulation -- Licensing of PCS Systems."

(3) Cook Inlet PCS has entered into an agreement to sell this license to a third party. This transaction is anticipated to close during the second quarter of 1998.

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

        The Company provides extended regional and national service to cellular subscribers in its markets, through its membership in North American Cellular Network ("NACN") and other regional networking arrangements, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States, Canada, Puerto Rico and the Virgin Islands. The Company also has special roaming arrangements with certain cellular carriers in areas adjacent to the Company's markets that provide the Company's customers attractive rates when roaming in these surrounding areas.

PCS

        The Company currently offers several distinct services and features in its PCS systems, including:

Enhanced Features -- The Company's PCS systems offer caller identification, call hold, voice mail and numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

Messaging and Wireless Data Transmission -- Digital networks offer voice and data communications, including text messaging, through a single handset. The Company believes that, as data transmission services develop, a number of uses for such services will emerge.

Call Security and Privacy -- Sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

Smart Card -- "Smart" cards, programmed with the user's billing information and a specified service package, allow subscribers to obtain PCS connectivity automatically, simply by inserting their smart cards into compatible PCS handsets.

Over-the-Air Activation and Over-the-Air Subscriber Profile Management -- The Company is able to transmit changes in the subscriber's feature package, including mobile number assignment and personal directory numbers, directly to the subscriber's handset.

Extended Battery Performance -- Digital handsets are capable of entering into a "sleep" mode when not in use, significantly extending the handset's battery performance. In addition, because the Company's PCS systems utilize tightly spaced, low power transmitters, less power is required to transmit calls, thereby further extending battery performance.

Roaming -- Subscribers are able to roam in substantial portions of the United States, either on other GSM-based PCS systems operated by current licensees or by using dual-mode handsets that can be used on existing cellular systems. The Company has entered into roaming agreements which allow its PCS customers to roam on cellular systems. The Company has been advised by the manufacturers of dual-mode handsets that such handsets will be commercially available in significant quantities in the first half of 1998 and it has entered into agreements with suppliers to acquire dual-mode handsets when available.

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

MARKETING

        The Company markets its cellular products and services in all markets principally under the name CELLULAR ONE. CELLULAR ONE, the first national brand name in the cellular industry, is currently utilized by a national coalition of cellular licensees in the 50 states with a combined estimated population of over 191 million. The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a lesser cost than what could be achieved by the Company alone.

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

SALES

        The Company sells its products and services through a combination of direct and indirect channels. The Company operates 234 local sales offices (which also serve as retail sales locations), including 149 under the CELLULAR ONE brand name, 14 under the CelluarOne Express brand name and 71 under the VoiceStream brand name, and utilizes a direct sales force of over 1,150 persons based out of these offices, who are trained to educate new customers on the features of its products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels.

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

        The Company opened a customer call center in Albuquerque, New Mexico, during the second half of 1997. This facility, along with the Company's customer call center in Issaquah, Washington, will support the Company's current cellular and PCS customers and will be able to support the Company's expected subscriber growth for the foreseeable future. As these customer call centers are in different regions of the country, they will also provide backup for one another in case of natural disaster, which will allow the Company to maintain continuous customer service.

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

        Under current FCC rules, there may be up to six PCS licenses in each geographic area in addition to the two existing cellular licenses. Also, the FCC has licensed Specialized Mobile Radio ("SMR") dispatch system operators to construct digital mobile communications systems on existing SMR frequencies, referred to as Enhanced Specialized Mobile Radio ("ESMR"), in many cities throughout the United States, including some of the markets in which the Company operates. The Company has one cellular competitor in each of its cellular markets including AirTouch Cellular Communications, Inc. ("AirTouch"), Aliant Communications, Inc., CommNet Cellular Inc., Kansas Cellular, Southwestern Bell Mobile Systems and United States Cellular Corporation ("US Cellular"), and there may be as many as six PCS licensees in each of its markets. Currently, the Company's principal competitors in its PCS business are PCS PrimeCo L.P., Sprint Spectrum L.P., and AT&T Wireless Services Inc. ("AT&T Wireless"), as well as the two existing cellular providers in its PCS markets. ESMR systems, including those operated by Nextel Communications, Inc., are competitive with the Company's cellular and PCS systems. The Company also competes with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers in its cellular and PCS markets. Potential users of cellular systems may, however, find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. In the future, cellular service may also compete more directly with traditional landline telephone service providers.

        The Company's PCS business directly competes with existing cellular service providers in its PCS markets, many of which have been operational for a number of years and have significantly greater financial and technical resources than those available to the Company and who may upgrade their systems to provide comparable services in competition with the Company's PCS systems. These cellular competitors include AT&T Wireless, AirTouch and US Cellular.

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

        In the future, the Company expects to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        The Company recognizes that technological advances and changing regulations have led to rapid evolution of the wireless telecommunications industry. At the end of 1996, the FCC, as required by the Omnibus Budget Reconciliation Act of 1993, transferred 200 MHz of spectrum previously allocated to Federal Government use to the private sector. In April of 1997, the FCC auctioned 30 MHz of spectrum for Wireless Communications Services, which can provide fixed or mobile telecommunications service. In late 1997, the FCC also auctioned 10 MHz of spectrum for Specialized Mobile Radio service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC commenced the auction of more than 1000 MHz of spectrum for the Local Multipoint Distribution Service, in which the Company is participating [OPEN PENDING POTENTIAL CONCLUSION OF SUCH AUCTION]. It also plans 1998 to auction in 25 MHz of spectrum for the General Wireless Communications Service, plus additional spectrum in the 220 MHz and 39 GHz bands. The Company cannot foresee how technological progress or economic incentive will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.

GOVERNMENTAL REGULATION

        The FCC regulates the licensing, construction, operation, acquisition and sale of cellular and PCS systems in the United States pursuant to the Communications Act of 1934 (the "Communications Act" ), as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

LICENSING OF CELLULAR COMMUNICATIONS SYSTEMS

        A cellular communications system operates under a protected geographic service area license granted by the FCC for a particular market on one of two frequency blocks allocated for cellular service. One license for each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market and is called the wireline or "B" band license and the other license is called the non-wireline or "A" band license. Following notice of completion of construction, a cellular operator obtains initial operating authority. Cellular authorizations are generally issued for a 10-year term beginning on the date of the initial notification of construction by a cellular carrier. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the Cellular Geographic Service Area or CGSA. A cellular licensee has the exclusive right to serve the entire area that falls within the licensee's MSA or RSA for a period of five years after grant of the licensee's construction permit. At the end of the five-year period, however, the licensee's exclusive CGSA rights become limited to the area actually served by the licensee as of that time, as determined pursuant to a formula adopted by the FCC. After the five-year period any entity may apply to serve portions of the MSA or RSA not being served by the licensee. The five year exclusivity period has expired for most licensees and parties have filed unserved area applications, including some in the Company's markets.

        Near the conclusion of the 10-year license term, licensees must file applications for renewal of licenses. The FCC has adopted specific standards to apply to cellular renewals, under which standard the FCC will award a renewal expectancy to a cellular licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines. The Company has approximately 35 cellular licenses which will be subject to renewal in the next three years. While the Company believes that each of its cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed.

        Cellular radio service providers must also satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid electrical interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC has also provided guidelines respecting cellular service resale and roaming practices and the terms under which certain ancillary services may be provided through cellular facilities.

        Cellular and PCS systems are subject to certain FAA regulations respecting the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to the Company's activities. The Company uses, among other facilities, common carrier point to point microwave facilities to connect Cell Sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

        The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service ("CMRS") or any private mobile radio service ("PMRS"). CMRS includes cellular and PCS service.

TRANSFERS AND ASSIGNMENTS OF CELLULAR LICENSES

        The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a construction permit or license for a cellular system (proforma transfer of control does not require prior FCC approval). Subject to FCC approval, a license or permit may be transferred from a nonwireline entity to a wireline entity, or vice versa. Non-controlling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. Any acquisition or sale by the Company of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as any state or local regulatory authorities having competent jurisdiction.

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

LICENSING OF PCS SYSTEMS

        In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. As many as six licensees will compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. A PCS license will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses. During 1997, the last of these auctions was completed; however, a reauction of certain C Block licenses is currently scheduled for the second half of 1998.

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

        The Company owns cellular licenses serving markets that are wholly or partially within the Denver MTA and the Oklahoma City MTA, resulting in the Company exceeding the FCC's current 45 MHz CMRS crossownership restriction described above. The Company has filed waiver requests with the FCC with respect to both MTAs, both of which are pending, and has been allowed to delay compliance with the ownership restriction until the FCC rules on the waiver requests. In the event that this restriction is not waived or the rule itself revised, the Company will be obligated to divest sufficient portions of its Denver and Oklahoma City PCS markets or its cellular holdings to come into compliance with the rules. The Company does not believe such restriction or any actions the Company is required to take to comply therewith will have a material adverse effect on the Company.

        All PCS licenses will be granted for a ten year term, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. All 30 MHz PCS licensees, including the Company, must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

        FCC rules restrict the voluntary assignments or transfers of control of C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the same eligibility criteria. Any transfers or assignments during the entire ten year initial license term are subject to unjust enrichment penalties, i.e., forfeiture of any bidding credits and acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. In the case of the C and F Blocks, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

        For a period of up to ten years after the grant of a PCS license (subject to extension), a PCS licensee will share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate its PCS systems efficiently and with adequate population coverage, the Company will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted (i) a transition plan to relocate such microwave operators to other spectrum blocks and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. The FCC has shortened the voluntary negotiation period by one year (without lengthening the mandatory negotiation period) for PCS licensees in the C, D, E and F Blocks. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations.

TRANSFERS AND ASSIGNMENTS OF PCS LICENSES

        The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system (proforma transfer of control does not require prior FCC approval). In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by the Company of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

FOREIGN OWNERSHIP

        Under the Communications Act, no more than 25% of an FCC licensee's capital stock may be indirectly owned or voted by non-U.S. citizens or their representatives, by a foreign government, or by a foreign corporation, absent a FCC finding that a higher level of alien ownership is not inconsistent with the public interest. In November 1997, the FCC adopted new rules, effective in February 1998, in anticipation of implementation of the World Trade Organization Basic Telecom Agreement ("WTO Agreement"). Formerly, potential licensees had to demonstrate that their markets offered effective competitive opportunities in order to obtain authorization to exceed the 25% indirect foreign ownership threshold. Under the new rules, this showing now only applies to non-WTO members. Applicants from WTO Agreement signatories have an "open entry" standard: they are presumed to offer effective competitive opportunities. However, the FCC reserves the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny the application. The limitation on direct foreign ownership in an FCC licensee remains fixed at 20%, with no opportunity to increase the percentage, and is unaffected by the FCC's new rules.

        The WTO Agreement also obligates signatories to open their domestic telecommunications markets to foreign investment and foreign corporations. The WTO Agreement will increase investment and competition in the United States, potentially leading to lower prices, enhanced innovation and better service.
At the same time, market access commitments from WTO Agreement signatories will provide U.S. service suppliers opportunities to expand abroad.

TELECOMMUNICATIONS ACT OF 1996 AND OTHER RECENT INDUSTRY DEVELOPMENTS

        On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") was signed into law, substantially revising the regulation of communications. The goal of the Telecommunications Act is to enhance competition and remove barriers to market entry, while deregulating the communications industry to the greatest extent possible. To this end, local and long-distance communications providers will, for the first time, be able to compete in the other's market, and telephone and cable companies will likewise be able to compete in each others markets. To facilitate the entry of new carriers into existing markets, the Telecommunications Act imposes certain interconnection requirements on incumbent carriers. Additionally, all telecommunications providers are required to make an equitable and nondiscriminatory contribution to the preservation and advancement of univeral service. The Company cannot predict the outcome of the FCC's rulemaking proceedings to promulgate regulations to implement the new law or the effect of the new regulations on cellular service or PCS, and there can be no assurance that such regulations will not adversely affect the Company's business or financial condition.

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

        On July 26, 1996, the FCC released a Report and Order establishing timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. If a cost recovery mechanism is in place, and a Public Service Answering Point ("PSAP") requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller's automatic number identification and Cell Site location, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. State actions incompatible with the FCC rules are subject to preemption. On December 1, 1997, the FCC required wireless carriers to transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers.

        On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to PBXs and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided how such fixed services should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

        On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision is lengthy and complex and is subject to petitions for reconsideration and judicial review (as described below), and its precise impact is difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with local exchange carriers ("LECs") and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination of calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which have been consolidated in the US Court of Appeals for the Eighth Circuit. The Court has vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnetin services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the U.S.
Supreme Court agreed to review the Eighth Circuit decision.

        In its implementation of the Telecommunications Act, the FCC recently established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the first quarter of 1998, the FCC's universal service assessments amount to 0.72% of interstate and intrastate telecommunications revenues for schools, libraries and rural healthcare support mechanisms and an additional 3.19% of interstate telecommunications revenues for high cost and low income support mechanisms. Various parties have challenged the FCC's universal service rules, and the cases have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. The Company cannot predict the outcome of this proceeding.

        The FCC has adopted rules on telephone number portability which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. Various parties have challenged the number portability requirements as they apply to CMRS providers. These challenges are still pending at the FCC and in the courts. The Company can not predict the outcome of such challenges.

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

EMPLOYEES AND LABOR RELATIONS

        The Company considers its labor relations to be good and, to the Company's knowledge, none of its employees is covered by a collective bargaining agreement. As of December 31, 1997, the Company employed a total of approximately 3,210 people in the following areas:

          Category                                                     Number of Employees
          --------                                                     -------------------
Sales and marketing ..............................................            1,670
Engineering ......................................................              390
General and administration, including customer service ...........            1,150

ITEM 2. PROPERTIES

        In addition to the direct and attributable interests in cellular, PCS and paging licenses and other similar assets discussed previously, the Company leases its principal executive offices located primarily in Issaquah and Bellevue, Washington. The Company and its subsidiaries and affiliates also lease and own locations for inventory storage, microwave, Cell Site and switching equipment and local sales and administrative offices. The Company is currently seeking additional space in or near Issaquah to support the growth of its principal executive offices.

        The Company leases a distribution center in Denver, which stores and distributes handset inventory for all of the Company's cellular and PCS operations. The facility has adequate space to support the growth of the Company's distribution network which will grow with the expansion of the Company's PCS markets.

        The Company leases from the City of Albuquerque a customer call center in Albuquerque, New Mexico. This facility is approximately 65,000 square feet and, along with the Company's current customer call center in Issaquah, Washington, is expected to support the Company's anticipated subscriber growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        A subsidiary of the Company received a Civil Investigative Demand (the "Demand") from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the FCC for broadband PCS frequency blocks. The Company has cooperated with the Antitrust Division's requests. On March 16, 1998, the same subsidiary of the Company received a Notice of Apparent Liability for Forfeiture ("NALF") from the FCC in the amount of $1.2 million. This NALF was issued by the FCC in connection with its investigation of compliance by auction participants with FCC PCS auction rules. The Company has thoroughly cooperated with the FCC investigation and will continue to do so. The Company believes its conduct was consistent with FCC rules and regulations pertaining to the auction. The Company will promptly file its opposition to the NALF and believes the Company will prevail. The amount of the NALF, if upheld, is not material to the financial position of the Company.

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

NAME                      AGE     POSITION
----                      ---     --------
John W. Stanton           42      Chairman, Director and Chief Executive Officer
Donald Guthrie            42      Vice Chairman and Chief Financial Officer
Robert A. Stapleton       39      President
Mikal J. Thomsen          41      Chief Operating Officer
Theresa E. Gillespie      45      Senior Vice President
Alan R. Bender            43      Senior Vice President, General Counsel, and Secretary
Cregg B. Baumbaugh        41      Senior Vice President - Corporate Development
Timothy R. Wong           42      Vice President - Engineering
Robert P. Dotson          37      Vice President - Marketing
Bradley J. Horwitz        42      Vice President - International
Patricia L. Miller        35      Controller and Principal Accounting Officer

        John W. Stanton has been a director, Chairman of the Board and Chief Executive Officer of the Company since its formation in July 1994. Mr. Stanton has been Chief Executive Officer of GCC since March 1992, and was Chairman of the Board of GCC from March 1992 to December 1995. Mr. Stanton has served as Chairman of the Board and Chief Executive Officer of PN Cellular, Inc. ("PN Cellular"), the former General Partner of MCLP since its formation in October 1992. Mr. Stanton served as a director of McCaw Cellular Communications, Inc. ("McCaw") from 1986 to 1994, and as a director of LIN Broadcasting Corporation ("LIN Broadcasting") from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw, serving as Vice-Chairman of the Board of McCaw from 1988 to September 1991 and as Chief Operating Officer of McCaw from 1985 to 1988. Mr. Stanton is also a member of the Board of Directors of Advanced Digital Information Corporation, Columbia Sportswear, Inc. and SmarTone (Hong Kong). In addition, Mr. Stanton is a trustee of Whitman College, a private college. Mr. Stanton is currently Second Vice Chairman of the Cellular Telephone Industry Association ("CTIA").

        Donald Guthrie has been Vice Chairman of the Company since November 1995 and Chief Financial Officer of the Company since February 1997. From 1986 to October 1995 he served as Senior Vice President and Treasurer of McCaw and,from 1990 to October 1995 he served as Senior Vice President -- Finance of LIN Broadcasting.

        Robert A. Stapleton has been President of the Company since its formation in July 1994. Effective April 1998, Mr. Stapleton will be responsible for all PCS operations of the Company. Mr. Stapleton was President of GCC from November 1992 until the formation of the Company. From August 1989 to November 1992, he served in various positions with GCC, including Chief Operating Officer and Vice President of Operations. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with AirTouch Communications.

        Mikal J. Thomsen has been Chief Operating Officer of the Company since its formation in July 1994. Effective April 1998, Mr. Thomsen will be responsible for all cellular operations of the Company. Mr. Thomsen was a director and Chief Operating Officer of MCLP and its predecessor from its inception in 1991 until the Company's formation in July 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990.

        Theresa E. Gillespie has been Senior Vice President of the Company since February 1997. Prior to that, Ms. Gillespie was Chief Financial Officer of the Company since its formation in July 1994. Ms. Gillespie was Chief Financial Officer of MCLP and its predecessor since its inception in 1991 until the Company's formation in July 1994. Ms. Gillespie has been Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since 1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw. From 1975 to 1986 she was employed by a national public accounting firm.

        Alan R. Bender has been Senior Vice President, General Counsel, and Secretary of the Company since its formation in July 1994. Mr. Bender joined GCC in April 1990, as Senior Counsel, and was named Secretary in June 1990, General Counsel in August 1990 and Vice President in March 1992. From 1988 to 1990, Mr. Bender was Vice President and Senior Counsel of a subsidiary of PacifiCorp Inc.

        Cregg B. Baumbaugh has been Senior Vice President -- Corporate Development of the Company since its formation in July 1994. From November 1989 through the present, he has served in various positions with GCC, including Vice President -- Business Development. From 1986 to 1989, Mr. Baumbaugh was employed by The First Boston Corporation.

        Timothy R. Wong has been Vice President -- Engineering of the Company since January 1996. From 1990 to 1995, Mr. Wong held various positions at U S WEST Cellular, serving as Executive Director -- Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992, and Manager -- Systems Design from 1990 to 1991.

        Robert P. Dotson has been Vice President -- Marketing of the Company since May 1996. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.

        Bradley J. Horwitz has been Vice President -- International of the Company and President of Western Wireless International Corporation, a subsidiary of the Company, since November 1995. From 1983 to 1995, Mr. Horwitz held various positions at McCaw, serving as Vice President -- International Operations from 1992 to 1995, Director -- Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990. Mr. Horwitz is currently a member of the Board of Directors of SmarTone (Hong Kong).

        Patricia L. Miller has been Controller and Principal Accounting Officer of the Company since January 1998. From 1993 to 1997, Ms. Miller held various accounting positions with the Company. Prior to 1993, Ms. Miller held various accounting positions with a subsidiary of Weyerhaeuser Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the Company's 1997 Annual Report to Stockholders. As of March 2, 1998, there were approximately 251 and 113 shareholders of record of the Company's Class A and Class B Common Stock, respectively.

        The table below sets forth the sales of unregistered equity securities made by the registrant in 1997:

      Title and Amount of Security                  Date of Sale         Exemption
      ----------------------------                  ------------         -------------
      1,600,000 shares of Class A Common Stock      October 1997         Reg D (1)


(1) Issued to Stockholders of Triad Investment Minnesota, Inc. ("TIM") in consideration of all of the issued and outstanding stock of TIM.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is incorporated by reference to the information included under the caption "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference to the information included under the captions "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statement", "Schecule I - Condensed Financial Information - (Parent Company Only)", Schedule II - Valuation and Qualifying Accounts" and "Report of Independent Auditors" in the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's Proxy Statement for its 1998 annual shareholders meeting to be filed with the United States Securities and Exchange Commission. The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1998 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedule

        The financial statements and schedules are incorporated herein by reference to the Company's 1997 Annual Report to Stockholders.

        The Company's 1997 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

(B) Reports on Form 8-K

        A Form 8-K was filed on October 14, 1997, reporting a proposed investment by Hutchison Telecommunications Limited ("HTL") in the Company and by a subsidiary of HTL, Hutchison Telecommunications PCS (USA) Limited, in Western PCS Corporation.

        A Form 8-K was filed on December 8, 1997, reporting the close of the initial investment by HTL in the Company.

(C)      Exhibits

   Exhibit                         Description
   -------                         -----------
 3.1(1)       Amended and Restated Articles of Incorporation of the Registrant

 3.2(1)       Bylaws of the Registrant

 4.1(2)       Indenture between Western Wireless Corporation and Harris Trust
              Company of California, dated May 22, 1996

 4.2(3)       Indenture between Western Wireless Corporation and Harris Trust
              Company of California, dated October 24, 1996

 4.3(6)       Form of Supplemental Indenture to be entered into between Western
              Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2007

 4.4(6)       Form of Supplemental Indenture to be entered into between Western
              Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2006

 10.1(1)      Loan Agreement between Western PCS II Corporation and Northern
              Telecom Inc., dated June 30, 1995

 10.2(1)      PCS 1900 Project and Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated June 30, 1995

 10.3(1)      Purchase Agreement between Motorola Nortel Communications Co. and
              General Cellular Corporation, dated July 29, 1993

 10.4(1)      Loan Agreement among Western Wireless Corporation and The
              Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty
              Trust Company of New York, as Managing Agents for the Various
              Lenders, dated June 30, 1995

 10.5(1)      First Amendment to Loan Agreement by and among Western Wireless
              Corporation, The Toronto-Dominion Bank, Barclays Bank, PLC, and
              Morgan Guaranty Trust Company of New York, as Managing Agents for the Various Lenders, dated January 11, 1996

 10.6(1)      Supply Contract by and between Western PCS Corporation and Nokia
              Telecommunications Inc., dated December 14, 1995

 10.7(1)      Purchase and Sale Agreement, Nokia Mobile Phones, Inc. and Western
              Wireless Corporation, dated November 10, 1995

   Exhibit                         Description
   -------                         -----------
 10.8(1)      Western Wireless Corporation, 1994 Management Incentive Stock
              Option Plan, approved, as adopted and amended, by Shareholders
              November 16, 1995 together with form of Stock Option Agreement for offers thereunder

 10.9(1) Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

 10.10(1)     First Amendment to Stockholders Agreement by and among Western
              Wireless Corporation and certain of its shareholders, Adding as a Party Western PCS Corporation, dated November 30, 1994

 10.11(1)     Waiver Agreement by and among Western Wireless Corporation,
              Western PCS Corporation and certain of Western Wireless
              Corporation's shareholders, dated November 30, 1994

 10.12(1)     Waiver Agreement by and among Western Wireless Corporation,
              Western PCS Corporation and certain of Western Wireless
              Corporation's shareholders, dated February 15, 1996

 10.13(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

 10.14(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders

 10.15(1) Lease Agreement by and between WWC Holding Co., Inc., successor in interest to MARKETS Cellular Limited Partnership, and WRC
              Properties, Inc., dated May 1, 1994

 10.16(1)     Lease Agreement by and between Western Wireless Corporation and
              Department of Natural Resources, dated August 25, 1995

 10.17(1)     First Amendment to Lease Agreement by and between Western Wireless
              Corporation and Department of Natural Resources, dated February
              28, 1996

 10.18(1)     Form of Cellular One Group License Agreement

 10.19(1)     Asset Purchase Agreement between Western PCS III License
              Corporation as Buyer and GTE Mobilnet Incorporated as Seller, dated January 16, 1996

 10.20(1) Purchase and Sale Agreement by and between Robert O. Tyler, Esq., as Trustee, Seller, and GCC License Corporation, Purchaser, dated
              December 22, 1995

 10.21(1)     Agreement for Purchase and Sale of Autoplex Cellular Equipment,
              Software and Services by and among American Telephone and Telegraph Company, WWC Holding Co., Inc., successor to MARKETS
              Cellular Limited Partnership and MCII General Partnership, dated
              March 17, 1993

 10.22(1)     Agreement and Plan of Reorganization by and among Palouse Paging,
              Inc., the Shareholders of 100% of the Stock of Palouse Paging,
              Inc., Western Paging I Corporation and Western Wireless
              Corporation, dated February 5, 1996

 10.23(1) First Amendment to Agreement and Plan of Reorganization by and among Western Paging I Corporation, the former Shareholders of
              100% of the Stock of Palouse Paging, Inc. and Western Wireless
              Corporation

 10.24(1)     Agreement and Plan of Reorganization by and among Sawtooth Paging,
              Inc., the Shareholders of 52.93% of the Stock of Sawtooth Paging,
              Inc., Western Paging II Corporation and Western Wireless
              Corporation, dated February 5, 1996

 10.25(1)     Employment Agreement by and between John W. Stanton and Western
              Wireless Corporation, dated March 12, 1996

 10.26(1)     Employment Agreement by and between Robert A. Stapleton and
              Western Wireless Corporation, dated March 12, 1996

 10.27(1)     Employment Agreement by and between Mikal J. Thomsen and Western
              Wireless Corporation, dated March 12, 1996

 10.28(1)     Employment Agreement by and between Theresa E. Gillespie and
              Western Wireless Corporation, dated March 12, 1996

   Exhibit                         Description
   -------                         -----------
 10.29(1)     Employment Agreement by and between Alan R. Bender and Western
              Wireless Corporation, dated March 12, 1996

 10.30(1)     Employment Agreement by and between Cregg B. Baumbaugh and Western
              Wireless Corporation, dated March 12, 1996

 10.31(7)     Employment Agreement by and between Donald Guthrie and Western
              Wireless Corporation, dated March 12, 1996

 10.32(1)     Form of Registrant's Restrictive Covenant and Confidentiality
              Agreement

 10.33(1)     Form of Director and Officer Indemnification Agreement

 10.34(1)     Western PCS Corporation Series A Preferred Stock Purchase
              Agreement among Western Wireless Corporation, Western PCS
              Corporation and the Purchasers listed therein, dated April 10,
              1995

 10.35(1)     PCS Block "C" Organization and Financing Agreement by and among
              Western PCSBTA I Corporation, Western Wireless Corporation, Cook
              Inlet PV/SS PCS Partners, L.P., Cook Inlet Telecommunications,
              Inc., SSPCS Corporation and Providence Media Partners L.P. dated as of November 5, 1995

 10.36(1)     Limited Partnership Agreement by and between Cook Inlet PV/SS PCS
              Partners, L.P. and Western PCS BTA I Corporation dated as of
              November 5, 1995

 10.37(1) First Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
              Partnership Agreement by and among Western PCS BTA I Corporation,
              Western Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P.,
              Cook Inlet Telecommunications, Inc., SSPCS Corporation and
              Providence Media Partners L.P. dated as of April 8, 1996

 10.38(1)     Amended and Restated Loan Agreement among Western Wireless
              Corporation and The Toronto-Dominion Bank, Barclays Bank, PLC, and
              Morgan Guaranty Trust Company of New York, as Managing Agents for the Various Lenders, dated May 6, 1996

 10.39(3) Second Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
              Partnership Agreement by and among Western PCS BTA I Corporation,
              Western Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P.,
              Cook Inlet Telecommunications, Inc., SSPCS Corporation and
              Providence Media Partners L.P. dated as of June 27, 1996

 10.40(3) Third Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
              Partnership Agreement and First Amendment to Technical Services
              Agreement by and among Western PCS BTA I Corporation, Western
              Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook
              Inlet Telecommunications, Inc., SSPCS Corporation, Providence
              Media Partners L.P. and Cook Inlet Western Wireless PV/SS PCS,
              L.P., dated July 30, 1996

 10.41(3)     General Agreement for Purchase of Cellular Systems between Lucent
              Technologies Inc. and Western Wireless Corporation, dated
              September 16, 1996

 10.42(3)     Amendment No. 1 to PCS 1900 Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated July 25, 1996

 10.43(3)     Amendment No. 2 to PCS 1900 Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated July 25, 1996

 10.44(7)     Amendment No. 3 to PCS Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated October 14, 1996

 10.45(4)     Western Wireless Corporation 1996 Employee Stock Purchase Plan

 10.46(5)     Western Wireless Corporation 1997 Executive Restricted Stock Plan

 10.47(5) Form of First Amendment to Amended and Restated Loan Agreement among Western Wireless Corporation and The Toronto Dominion Bank,
              Barclays Bank, PLC, and Morgan Guaranty Trust Company of New York, as Managing Agents for the various lenders, dated March 27, 1997

 10.48(5)     Purchase Agreement, dated April 24, 1997, by and among Western
              Wireless Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad
              Oklahoma, L.P., Triad Cellular Corporation and Triad Cellular L.P.

   Exhibit                         Description
   -------                         -----------

 10.49(5)     Purchase Agreement, dated April 24, 1997, by and between Western
              Wireless Corporation and Triad Cellular Corporation.

 10.50(5)     Agreement and Plan of Merger, dated April 24, 1997, by and among
              Western Wireless Corporation, Minnesota Cellular Corporation,
              Triad Investment Minnesota, Inc., Barry B. Lewis, Craig W.
              Viehweg, Terry E. Purvis, Triad Cellular Corporation, Triad
              Cellular L.P., and Triad Minnesota, L.P.

 10.51(5)     Purchase Agreement, dated April 24, 1997, by and between Western
              Wireless Corporation and Triad Cellular, L.P.

 10.52(8) First Amendment to Loan Agreement, dated as of March 6, 1997, among Western PCS II Corporation, Northern Telecom Inc., NTFC
              Capital Corporation and Export Development Corporation

 10.53(8) Second Amendment to Loan Agreement, dated as of April 15, 1997, among Western PCS II Corporation, Northern Telecom Inc., NTFC
              Capital Corporation and Export Development Corporation

 10.54(9) Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank PLC and
              Morgan Guaranty Trust Company of New York as Managing Agents dated
              May 28, 1997.

 10.55(10)    Stock Subscription Agreement by and among Western Wireless
              Corporation, Hutchison Telecommunications Limited and Hutchison
              Telecommunications Holdings (USA) Limited dated October 14, 1997.

 10.56(10)    Purchase Agreement by and among Western PCS Corporation, Western
              Wireless Corporation, Hutchison Telecommunications Limited and
              Hutchison Telecommunications PCS (USA) Limited dated October 14,
              1997.

 10.57(10)    Form of Cash Management Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.58(10)    Form of Roaming Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.59(10)    Form of Services Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.60(10)    Form of Shareholders Agreement by and among Western Wireless
              Corporation, Hutchison Telecommunications PCS (USA) Limited and
              Western PCS Corporation.

 10.61(10)    Form of Tax Sharing Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.62(10)    Agreement to Form Limited Partnership dated September 30, 1997, by and among Western PCS I Iowa Corporation, a Delaware corporation,
              INS Wireless, Inc., an Iowa corporation, Western PCS I
              Corporation, a Delaware corporation, and Iowa Network Services,
              Inc., an Iowa corporation.

 10.63(10)    Iowa Wireless Services, L.P. Limited Partnership Agreement dated as of September 30, 1997, by and between INS Wireless, Inc., as
              General Partner, and Western PCS I Iowa Corporation, as Limited
              Partner.

 10.64(11)    Software License Maintenance and Subscriber Billing Services
              Agreement dated June 1997.

 10.65(11)    First Amendment to Software License, Maintenance and Subscriber
              Billing Services Agreement dated December 1997, between CSC
              Intelicom, Inc., and Western Wireless Corporation.

 10.66(11)    Letter agreement dated December 16, 1997 between Western Wireless
              Corporation and Intelicom Services Inc. to provide products and services pursuant to the Software License Maintenance and
              Subscriber Billing Services Agreements and First Amendment
              thereto.

 13.1         Market for Registrant's Common Equity and Related Stockholder
              Matters.

 13.2         Selected Financial Data

 13.3         Management's Discussion and Analysis of Financial Condition and
              Results of Operations

 13.4         Financial Statements and Supplementary Data

 21.1(1)      Subsidiaries of the Registrant

 23.1         Consent of Arthur Andersen LLP

   Exhibit                         Description
   -------                         -----------


 27.1         Financial Data Schedule

 99.1(9)      Report on Form 8-K dated June 19, 1997

----------

(1) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Securities and Exchange Commission (the "Commission") File No. 333-2432).

(2) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2688).

(3) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-14859).

(4) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-18137).

(5) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-14859)

(6) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (Commission File No. 333-14859)

(7) Incorporated herein by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/96.

(8) Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 3/31/97.

(9) Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 6/30/97.

(10) Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 9/30/97.

(11) Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  March 27, 1998

                                              WESTERN WIRELESS CORPORATION

                                              By /s/
                                                 ------------------------------
                                              John W. Stanton
                                              Chairman of the Board and
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                              Title
          ----------                              -----
                                     Chairman of the Board and Chief
/s/__________________________               Executive Officer               Date: March 27, 1998
John W. Stanton                       (Principal Executive Officer)

/s/ _________________________   Vice Chairman and Chief Financial Officer   Date: March 27, 1998
Donald Guthrie                        (Principal Financial Officer)

/s/__________________________                  Controller                   Date: March 27, 1998
Patricia L. Miller                   (Principal Accounting Officer)

/s/ _________________________                   Director                    Date: March 27, 1998
John L. Bunce, Jr.

/s/ _________________________                   Director                    Date: March 27, 1998
Mitchell R. Cohen

/s/ _________________________                   Director                    Date: March 27, 1998
Daniel J. Evans

/s/ _________________________                   Director                    Date: March 27, 1998
Jonathan M. Nelson

/s/ _________________________                   Director                    Date: March 27, 1998
Terence O'Toole

                                 EXHIBIT INDEX


   Exhibit                         Description
   -------                         -----------
 3.1(1)       Amended and Restated Articles of Incorporation of the Registrant

 3.2(1)       Bylaws of the Registrant

 4.1(2)       Indenture between Western Wireless Corporation and Harris Trust
              Company of California, dated May 22, 1996

 4.2(3)       Indenture between Western Wireless Corporation and Harris Trust
              Company of California, dated October 24, 1996

 4.3(6)       Form of Supplemental Indenture to be entered into between Western
              Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2007

 4.4(6)       Form of Supplemental Indenture to be entered into between Western
              Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2006

 10.1(1)      Loan Agreement between Western PCS II Corporation and Northern
              Telecom Inc., dated June 30, 1995

 10.2(1)      PCS 1900 Project and Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated June 30, 1995

 10.3(1)      Purchase Agreement between Motorola Nortel Communications Co. and
              General Cellular Corporation, dated July 29, 1993

 10.4(1)      Loan Agreement among Western Wireless Corporation and The
              Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty
              Trust Company of New York, as Managing Agents for the Various
              Lenders, dated June 30, 1995

 10.5(1)      First Amendment to Loan Agreement by and among Western Wireless
              Corporation, The Toronto-Dominion Bank, Barclays Bank, PLC, and
              Morgan Guaranty Trust Company of New York, as Managing Agents for the Various Lenders, dated January 11, 1996

 10.6(1)      Supply Contract by and between Western PCS Corporation and Nokia
              Telecommunications Inc., dated December 14, 1995

 10.7(1)      Purchase and Sale Agreement, Nokia Mobile Phones, Inc. and Western
              Wireless Corporation, dated November 10, 1995

 10.8(1)      Western Wireless Corporation, 1994 Management Incentive Stock
              Option Plan, approved, as adopted and amended, by Shareholders
              November 16, 1995 together with form of Stock Option Agreement for offers thereunder

 10.9(1) Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

 10.10(1)     First Amendment to Stockholders Agreement by and among Western
              Wireless Corporation and certain of its shareholders, Adding as a Party Western PCS Corporation, dated November 30, 1994

 10.11(1)     Waiver Agreement by and among Western Wireless Corporation,
              Western PCS Corporation and certain of Western Wireless
              Corporation's shareholders, dated November 30, 1994

 10.12(1)     Waiver Agreement by and among Western Wireless Corporation,
              Western PCS Corporation and certain of Western Wireless
              Corporation's shareholders, dated February 15, 1996

 10.13(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

 10.14(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders

 10.15(1) Lease Agreement by and between WWC Holding Co., Inc., successor in interest to MARKETS Cellular Limited Partnership, and WRC
              Properties, Inc., dated May 1, 1994

 10.16(1)     Lease Agreement by and between Western Wireless Corporation and
              Department of Natural Resources, dated August 25, 1995

   Exhibit                         Description
   -------                         -----------
 10.17(1)     First Amendment to Lease Agreement by and between Western Wireless
              Corporation and Department of Natural Resources, dated February
              28, 1996

 10.18(1)     Form of Cellular One Group License Agreement

 10.19(1)     Asset Purchase Agreement between Western PCS III License
              Corporation as Buyer and GTE Mobilnet Incorporated as Seller, dated January 16, 1996

 10.20(1) Purchase and Sale Agreement by and between Robert O. Tyler, Esq., as Trustee, Seller, and GCC License Corporation, Purchaser, dated
              December 22, 1995

 10.21(1)     Agreement for Purchase and Sale of Autoplex Cellular Equipment,
              Software and Services by and among American Telephone and Telegraph Company, WWC Holding Co., Inc., successor to MARKETS
              Cellular Limited Partnership and MCII General Partnership, dated
              March 17, 1993

 10.22(1)     Agreement and Plan of Reorganization by and among Palouse Paging,
              Inc., the Shareholders of 100% of the Stock of Palouse Paging,
              Inc., Western Paging I Corporation and Western Wireless
              Corporation, dated February 5, 1996

 10.23(1) First Amendment to Agreement and Plan of Reorganization by and among Western Paging I Corporation, the former Shareholders of
              100% of the Stock of Palouse Paging, Inc. and Western Wireless
              Corporation

 10.24(1)     Agreement and Plan of Reorganization by and among Sawtooth Paging,
              Inc., the Shareholders of 52.93% of the Stock of Sawtooth Paging,
              Inc., Western Paging II Corporation and Western Wireless
              Corporation, dated February 5, 1996

 10.25(1)     Employment Agreement by and between John W. Stanton and Western
              Wireless Corporation, dated March 12, 1996

 10.26(1)     Employment Agreement by and between Robert A. Stapleton and
              Western Wireless Corporation, dated March 12, 1996

 10.27(1)     Employment Agreement by and between Mikal J. Thomsen and Western
              Wireless Corporation, dated March 12, 1996

 10.28(1)     Employment Agreement by and between Theresa E. Gillespie and
              Western Wireless Corporation, dated March 12, 1996

 10.29(1)     Employment Agreement by and between Alan R. Bender and Western
              Wireless Corporation, dated March 12, 1996

 10.30(1)     Employment Agreement by and between Cregg B. Baumbaugh and Western
              Wireless Corporation, dated March 12, 1996

 10.31(7)     Employment Agreement by and between Donald Guthrie and Western
              Wireless Corporation, dated March 12, 1996

 10.32(1)     Form of Registrant's Restrictive Covenant and Confidentiality
              Agreement

 10.33(1)     Form of Director and Officer Indemnification Agreement

 10.34(1)     Western PCS Corporation Series A Preferred Stock Purchase
              Agreement among Western Wireless Corporation, Western PCS
              Corporation and the Purchasers listed therein, dated April 10,
              1995

 10.35(1)     PCS Block "C" Organization and Financing Agreement by and among
              Western PCSBTA I Corporation, Western Wireless Corporation, Cook
              Inlet PV/SS PCS Partners, L.P., Cook Inlet Telecommunications,
              Inc., SSPCS Corporation and Providence Media Partners L.P. dated as of November 5, 1995

 10.36(1)     Limited Partnership Agreement by and between Cook Inlet PV/SS PCS
              Partners, L.P. and Western PCS BTA I Corporation dated as of
              November 5, 1995

 10.37(1) First Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
              Partnership Agreement by and among Western PCS BTA I Corporation,
              Western Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P.,
              Cook Inlet Telecommunications, Inc., SSPCS Corporation and
              Providence Media Partners L.P. dated as of April 8, 1996

   Exhibit                         Description
   -------                         -----------
 10.38(1)     Amended and Restated Loan Agreement among Western Wireless
              Corporation and The Toronto-Dominion Bank, Barclays Bank, PLC, and
              Morgan Guaranty Trust Company of New York, as Managing Agents for
              the Various Lenders, dated May 6, 1996

 10.39(3) Second Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
              Partnership Agreement by and among Western PCS BTA I Corporation,
              Western Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P.,
              Cook Inlet Telecommunications, Inc., SSPCS Corporation and
              Providence Media Partners L.P. dated as of June 27, 1996

 10.40(3) Third Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
              Partnership Agreement and First Amendment to Technical Services
              Agreement by and among Western PCS BTA I Corporation, Western
              Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook
              Inlet Telecommunications, Inc., SSPCS Corporation, Providence
              Media Partners L.P. and Cook Inlet Western Wireless PV/SS PCS,
              L.P., dated July 30, 1996

 10.41(3)     General Agreement for Purchase of Cellular Systems between Lucent
              Technologies Inc. and Western Wireless Corporation, dated
              September 16, 1996

 10.42(3)     Amendment No. 1 to PCS 1900 Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated July 25, 1996

 10.43(3)     Amendment No. 2 to PCS 1900 Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated July 25, 1996

 10.44(7)     Amendment No. 3 to PCS Supply Agreement between Western PCS
              Corporation and Northern Telecom Inc., dated October 14, 1996

 10.45(4)     Western Wireless Corporation 1996 Employee Stock Purchase Plan

 10.46(5)     Western Wireless Corporation 1997 Executive Restricted Stock Plan

 10.47(5) Form of First Amendment to Amended and Restated Loan Agreement among Western Wireless Corporation and The Toronto Dominion Bank,
              Barclays Bank, PLC, and Morgan Guaranty Trust Company of New York, as Managing Agents for the various lenders, dated March 27, 1997

 10.48(5)     Purchase Agreement, dated April 24, 1997, by and among Western
              Wireless Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad
              Oklahoma, L.P., Triad Cellular Corporation and Triad Cellular L.P.

 10.49(5)     Purchase Agreement, dated April 24, 1997, by and between Western
              Wireless Corporation and Triad Cellular Corporation.

 10.50(5)     Agreement and Plan of Merger, dated April 24, 1997, by and among
              Western Wireless Corporation, Minnesota Cellular Corporation,
              Triad Investment Minnesota, Inc., Barry B. Lewis, Craig W.
              Viehweg, Terry E. Purvis, Triad Cellular Corporation, Triad
              Cellular L.P., and Triad Minnesota, L.P.

 10.51(5)     Purchase Agreement, dated April 24, 1997, by and between Western
              Wireless Corporation and Triad Cellular, L.P.

 10.52(8) First Amendment to Loan Agreement, dated as of March 6, 1997, among Western PCS II Corporation, Northern Telecom Inc., NTFC
              Capital Corporation and Export Development Corporation

 10.53(8) Second Amendment to Loan Agreement, dated as of April 15, 1997, among Western PCS II Corporation, Northern Telecom Inc., NTFC
              Capital Corporation and Export Development Corporation

 10.54(9) Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank PLC and
              Morgan Guaranty Trust Company of New York as Managing Agents dated
              May 28, 1997.

 10.55(10)    Stock Subscription Agreement by and among Western Wireless
              Corporation, Hutchison Telecommunications Limited and Hutchison
              Telecommunications Holdings (USA) Limited dated October 14, 1997.

 10.56(10)    Purchase Agreement by and among Western PCS Corporation, Western
              Wireless Corporation, Hutchison Telecommunications Limited and
              Hutchison Telecommunications PCS (USA) Limited dated October 14,
              1997.

   Exhibit                         Description
   -------                         -----------
 10.57(10)    Form of Cash Management Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.58(10)    Form of Roaming Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.59(10)    Form of Services Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.60(10)    Form of Shareholders Agreement by and among Western Wireless
              Corporation, Hutchison Telecommunications PCS (USA) Limited and
              Western PCS Corporation.

 10.61(10)    Form of Tax Sharing Agreement by and between Western Wireless
              Corporation and Western PCS Corporation.

 10.62(10)    Agreement to Form Limited Partnership dated September 30, 1997, by and among Western PCS I Iowa Corporation, a Delaware corporation,
              INS Wireless, Inc., an Iowa corporation, Western PCS I
              Corporation, a Delaware corporation, and Iowa Network Services,
              Inc., an Iowa corporation.

 10.63(10)    Iowa Wireless Services, L.P. Limited Partnership Agreement dated as of September 30, 1997, by and between INS Wireless, Inc., as
              General Partner, and Western PCS I Iowa Corporation, as Limited
              Partner.

 10.64(11)    Software License Maintenance and Subscriber Billing Services
              Agreement dated June 1997.

 10.65(11)    First Amendment to Software License, Maintenance and Subscriber
              Billing Services Agreement dated December 1997, between CSC
              Intelicom, Inc., and Western Wireless Corporation.

 10.66(11)    Letter agreement dated December 16, 1997 between Western Wireless
              Corporation and Intelicom Services Inc. to provide products and services pursuant to the Software License Maintenance and
              Subscriber Billing Services Agreements and First Amendment
              thereto.

 13.1         Market for Registrant's Common Equity and Related Stockholder
              Matters.

 13.2         Selected Financial Data

 13.3         Management's Discussion and Analysis of Financial Condition and
              Results of Operations

 13.4         Financial Statements and Supplementary Data

 21.1(1)      Subsidiaries of the Registrant

 23.1         Consent of Arthur Andersen LLP

 27.1         Financial Data Schedule

 99.1(9)      Report on Form 8-K dated June 19, 1997

----------

(1) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Securities and Exchange Commission (the "Commission") File No. 333-2432).

(2) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2688).

(3) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-14859).

(4) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-18137).

(5) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-14859)

(6) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (Commission File No. 333-14859)

(7) Incorporated herein by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/96.

(8) Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 3/31/97.

(9) Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 6/30/97.

(10) Incorporated herein by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 9/30/97.

(11) Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.