Form 10-Q
period 1998-03-31
WESTERN WIRELESS CORP
filed 1998-05-11
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO ___________________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                   91-1638901
--------------------------------------         ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  2001 NW SAMMAMISH ROAD
   ISSAQUAH, WASHINGTON                                     98027
--------------------------------------         ---------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                     Shares Outstanding as of April 30, 1998
               -----                     ---------------------------------------
  Class A Common Stock, no par value                 22,876,600
  Class B Common Stock, no par value                 52,944,762

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

                                                                                                        Page
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets
          as of March 31, 1998, and December 31, 1997................................................     3

          Consolidated Statements of Operations
          for the Three Months Ended March 31, 1998, and March 31, 1997..............................     4

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1998, and March 31, 1997..............................     5

          Notes to Consolidated Financial Statements.................................................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................................    10


PART II - OTHER INFORMATION..........................................................................    15

ITEM 1.   LEGAL PROCEEDINGS..........................................................................    15

ITEM 2.   CHANGES IN SECURITIES......................................................................    15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................................................    15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    15

ITEM 5.   OTHER INFORMATION..........................................................................    15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................    15

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 March 31,          December 31,
                                                                                   1998                1997
                                                                                -----------         -----------
ASSETS

Current assets:
  Cash and cash equivalents                                                     $   132,532         $    15,459
  Accounts receivable, net of allowance for doubtful accounts of
          $12,505 and $9,931, respectively                                           50,351              55,652
  Inventory                                                                          21,791              36,425
  Prepaid expenses and other current assets                                          19,662              31,216
                                                                                -----------         -----------
     Total current assets                                                           224,336             138,752

Property and equipment, net of accumulated depreciation
  of $253,958 and $221,031, respectively                                            687,440             699,129
Licensing costs and other intangible assets, net of accumulated
  amortization of $78,443 and $73,049, respectively                                 809,448             807,409
Investments in and advances to unconsolidated affiliates                             71,700              64,156
Other assets                                                                         10,693              10,527
                                                                                -----------         -----------
                                                                                $ 1,803,617         $ 1,719,973
                                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $    12,634         $    11,519
  Accrued liabilities                                                                96,303             104,595
  Construction accounts payable                                                      10,178              14,431
                                                                                -----------         -----------
     Total current liabilities                                                      119,115             130,545
                                                                                -----------         -----------

Long-term debt                                                                    1,315,000           1,395,000
                                                                                -----------         -----------

Commitments (Note 4)

Minority interest in consolidated subsidiary                                        114,742
                                                                                -----------

Shareholders' equity:
  Preferred stock, no par value, 50,000,000 shares authorized;
        no shares issued and outstanding
  Common stock, no par value, 300,000,000 shares authorized;
     Class A, 22,871,401 and 22,201,336 shares issued and outstanding, respectively, and; Class B, 52,946,763 and 53,431,163 shares issued
     and outstanding, respectively                                                  801,227             675,036
  Deferred compensation                                                              (2,554)               (845)
  Deficit                                                                          (543,913)           (479,763)
                                                                                -----------         -----------
     Total shareholders' equity                                                     254,760             194,428
                                                                                -----------         -----------
                                                                                $ 1,803,617         $ 1,719,973
                                                                                ===========         ===========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                                ---------------------------------
                                                                    1998                 1997
                                                                ------------         ------------
Revenues:
    Subscriber revenues                                         $     98,246         $     56,685
    Roamer revenues                                                   11,131                6,694
    Equipment sales and other revenues                                11,136                8,181
                                                                ------------         ------------
         Total revenues                                              120,513               71,560
                                                                ------------         ------------

Operating expenses:
    Cost of service                                                   23,009               20,237
    Cost of equipment sales                                           21,929               13,065
    General and administrative                                        38,439               24,703
    Sales and marketing                                               31,832               24,525
    Depreciation and amortization                                     37,549               26,421
                                                                ------------         ------------
         Total operating expenses                                    152,758              108,951
                                                                ------------         ------------

Operating loss                                                       (32,245)             (37,391)
                                                                ------------         ------------

Other income (expense):
    Interest and financing expense, net                              (31,188)             (17,360)
    Equity in net loss of unconsolidated affiliates                   (9,159)              (1,087)
    Other, net                                                         2,689                  665
                                                                ------------         ------------
         Total other income (expense)                                (37,658)             (17,782)
                                                                ------------         ------------

Minority interest in net loss of consolidated subsidiary               5,753
                                                                ------------

         Net loss                                               $    (64,150)        $    (55,173)
                                                                ============         ============

Basic loss per common share                                     $      (0.85)        $      (0.79)
                                                                ============         ============

Weighted average common shares used in computing
    basic loss per common share                                   75,776,000           69,934,000
                                                                ============         ============



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                           1998              1997
                                                                        ---------         ----------
Operating Activities:
  Net loss                                                              $ (64,150)        $ (55,173)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                         37,549            26,421
     Employee equity compensation                                             861               296
     Equity in net loss of unconsolidated affiliates                        9,159             1,087
     Minority interest in net loss of consolidated subsidiary              (5,753)
     Other, net                                                               995             1,172
     Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
         Accounts receivable, net                                           5,301             1,274
         Inventory                                                         14,634             2,415
         Prepaid expenses and other current assets                         (3,540)             (905)
         Accounts payable                                                   1,115            17,424
         Accrued liabilities                                                2,003             7,838
                                                                        ---------         ---------
     Net cash provided by (used in) operating activities                   (1,826)            1,849
                                                                        ---------         ---------

Investing activities:
  Purchase of property and equipment                                      (25,438)         (139,270)
  Additions to licensing costs and other intangible assets                (13,550)           (2,750)
  Acquisition of wireless properties, net of cash acquired                 (1,350)             (849)
  Investments in and advances to unconsolidated affiliates                 (4,624)          (16,276)
  Refund of deposit held by FCC                                                               7,749
  Other assets                                                               (255)
                                                                        ---------        ----------
     Net cash used in investing activities                                (45,217)         (151,396)
                                                                        ---------         ---------

Financing activities:
  Proceeds from issuance of common stock, net                                 407               507
  Additions to long term debt                                              30,000           130,000
  Payment of debt                                                        (110,000)
  Proceeds from sale of minority interest in consolidated
      subsidiary, net                                                     243,709
                                                                        ---------         ---------
     Net cash provided by financing activities                            164,116           130,507
                                                                        ---------         ---------

Change in cash and cash equivalents                                       117,073           (19,040)

Cash and cash equivalents, beginning of period                             15,459            54,885
                                                                        ---------         ---------

Cash and cash equivalents, end of period                                $ 132,532         $  35,845
                                                                        =========         =========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION:

        Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. The cellular operations are primarily in rural areas and the PCS operations are primarily in urban areas due to the Company's belief that there are certain strategic advantages to operating each technology in these respective areas. As of March 31, 1998, the Company provides cellular services in 72 Rural Service Areas ("RSA") and 16 Metropolitan Statistical Areas and through its 80.1% ownership in Western PCS Corporation ("Western PCS") provides PCS services in seven Major Trading Areas. Western PCS holds limited partnership interests in joint ventures which own PCS licenses in 25 Basic Trading Areas ("BTA"), one of which is operational and managed by the Company under the Company's PCS brand name. In addition, Western PCS manages another BTA under the Company's PCS brand name.

        The Company expects to incur significant operating losses and to generate negative cash flows from operating activities during the next several years while it develops and constructs its PCS systems and builds a PCS customer base.

        The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1997, contained in the Company's Form 10-K dated March 27, 1998.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Loss per common share:

        Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Due to the net loss incurred during the periods presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.


    Supplemental cash flow disclosure:

        Non-cash operating activities consisted of a $15.0 million reduction in other current assets due to the release of restricted cash from escrow for the final payment on the acquisition of Triad Cellular L.P. and certain of its affiliates. Non-cash investing activities consisted of the contribution of wireless licenses to a joint venture of approximately $12.3 million.

        Cash paid for interest (net of amounts capitalized) was $34.1 million and $12.7 million for the three months ended March 31, 1998 and 1997, respectively. There was no interest capitalized for the three months ended March 31, 1998. Interest capitalized for the three months ended March 31, 1997, was $3.0 million.


    Reclassifications:

        Certain amounts in prior year's financial statements have been reclassified to conform to the 1998 presentation.

                          WESTERN WIRELESS CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  LONG-TERM DEBT:

         (Dollars in thousands)                                      MARCH 31,        DECEMBER 31,
                                                                       1998               1997
                                                                    ----------         ----------
         Credit Facility:
               Revolver ...................................         $  415,000         $  495,000
               Term Loan ..................................            200,000            200,000
         10-1/2% Senior Subordinated Notes Due 2006 .......            200,000            200,000
         10-1/2% Senior Subordinated Notes Due 2007 .......            200,000            200,000
         PCS Vendor Facility ..............................            300,000            300,000
                                                                    ----------         ----------

                                                                    $1,315,000         $1,395,000
                                                                    ==========         ==========

        The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan (the "Revolver") and a $200 million term loan (the "Term Loan"). In addition, a wholly owned subsidiary of Western PCS has a $300 million credit facility (the "PCS Vendor Facility").

        The aggregate amounts of principal maturities of the Company's debt are as follows (dollars in thousands):

         Nine months ending December 31, 1998 ......         $        0

         Year ending December 31,
         1999 ......................................                  0
         2000 ......................................             30,000
         2001 ......................................            115,000
         2002 ......................................            158,270
         Thereafter ................................          1,011,730
                                                             ==========
                                                             $1,315,000
                                                             ==========

4.  COMMITMENTS:


         Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of March 31, 1998, are summarized below (dollars in thousands):

         Nine months ending December 31, 1998 ....         $ 19,024

         Year ending December 31,
         1999 ....................................           23,285
         2000 ....................................           21,277
         2001 ....................................           16,170
         2002 ....................................            8,487
         Thereafter ..............................           27,648
                                                           ========
                                                           $115,891
                                                           ========

        Aggregate rental expense for all operating leases was approximately $6.8 million and $6.4 million for the three months ended March 31, 1998 and 1997, respectively.

                          WESTERN WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  COMMITMENTS - (CONTINUED):

        In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company has committed to purchase from various suppliers wireless communications equipment, handsets, and services. These agreements expire at various dates through the year 2003. The aggregate amount of these commitments total approximately $576.3 million. At March 31, 1998, the Company has ordered approximately $273.9 million under all of these agreements, of which approximately $32.8 million is outstanding.

        The Company has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


5.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY:

        In February 1998, the Company and its subsidiary, Western PCS, consummated an agreement with Hutchison Telecommunications Limited ("HTL") and a subsidiary of HTL (the "HTL Sub") pursuant to which the HTL Sub purchased 19.9% of Western PCS for an aggregate purchase price of $248.4 million. The Company and Western PCS have amended certain outstanding financing agreements to which they are subject, and unless otherwise agreed to by HTL Sub and the Company, neither the Company nor Western PCS shall have any liability regarding any indebtedness of the other. The HTL Sub has designated two directors to a ten person Board of Directors of Western PCS who have certain rights with respect to certain transactions and actions of Western PCS. As of March 31, 1998, HTL Sub's portion of Western PCS's net loss was $5.8 million.


6.  SHAREHOLDERS' EQUITY:

        During the three months ended March 31, 1998, the Company issued 85,665 shares of its Class A Common Stock as a result of employee stock options that were exercised.

        In January 1998, the Company issued 100,000 Class A Common Stock shares to certain key executives pursuant to an Executive Restricted Stock Plan.

        In February 1998, the Company received additional paid in capital of approximately $123.2 million related to the sale of a 19.9% interest in Western PCS. This represents the amount in excess of the book value of Western PCS for the 19.9% interest purchased by the HTL Sub.


7.  ACQUISITIONS AND OTHER TRANSACTIONS:

        In the first quarter of 1998, the Company entered into an agreement to purchase the Nebraska 5 RSA for approximately $15.5 million. The agreement is awaiting Federal Communications Commission ("FCC") approval and is expected to close in the third quarter of 1998. The Company is currently operating this market under an Interim Operating Authority from the FCC.

        Also, during the first quarter of 1998, the Company was the high bidder on 52 Local Multipoint Distribution Service (LMDS) licenses in an FCC auction. The Company's high bids totaled approximately $14.9 million.

8.  RECENT DEVELOPMENTS:


        In May 1998, the Company completed a secondary offering on form S-3 (the "Secondary Offering") of 13,915,000 Class A Common Stock shares (including on over-allotment exercised by the underwriters). The Company did not issue any new primary shares and received no proceeds from the Secondary Offering. The shares were offered by certain shareholders of the Company who elected to convert a portion of their Class B Common Stock into publicly traded Class A Common Stock for sale pursuant to a registration statement. No member of management of the Company sold any shares in the Secondary Offering.

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

        The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1997. As a result of acquisitions and due to the phase of the business cycle of the Company's PCS operations, the Company's operating results for prior periods may not be indicative of future performance.


OVERVIEW

        The Company provides wireless communications services in the western United States through the ownership and operation of cellular and personal communication services ("PCS") systems. The Company owns and operates cellular communications systems in 88 markets. Through its 80.1% ownership of Western PCS Corporation ("Western PCS"), the Company owns and operates PCS systems in seven Major Trading Areas ("MTA"). Western PCS owns an additional 104 PCS Basic Trading Areas ("BTA") licenses which are not operational. Western PCS holds limited partnership interests in joint ventures which own PCS licenses in 25 BTAs, one of which is operational and managed by the Company under the Company's PCS brand name. The results of operations of these joint ventures are not included in the following discussion of PCS operations. In addition, Western PCS manages another BTA under the Company's PCS brand name.

        In the comparisons that follow, the Company has separately set forth certain information relating to cellular operations (including paging) and PCS operations. The Company believes that this is appropriate because its cellular systems have been operating for a number of years and operate in rural markets while its PCS systems did not commence operations until 1996 and operate in urban markets.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

CELLULAR OPERATIONS

        The Company had 547,100 cellular subscribers at March 31, 1998, representing an increase of 27,100 or 5.2 % from December 31, 1997. At March 31, 1997, the Company had 351,200 cellular subscribers representing an increase of 27,000 or 8.3% from December 31, 1996.

        During the fourth quarter of 1997, the Company purchased from Triad Cellular L.P. and certain of its affiliates (collectively "Triad"), the cellular business and assets of 12 Rural Service Areas ("RSA") in Texas, Utah, Oklahoma and Minnesota. Therefore, the operating results of the Company's cellular business compared to the periods prior to this purchase may not be indicative of future performance.

        The following table sets forth certain financial data as it relates to the Company's cellular operations:

                   (Dollars in thousands)                             THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------------------------
                                                             1998               % CHANGE           1997
                                                           ---------            --------         ---------
                   Cellular revenues:
                     Subscriber revenues .........         $  76,103              54.1%          $  49,382
                     Roamer revenues .............            10,487              56.7%              6,694
                     Equipment sales and other
                       revenues ..................             4,040              (3.4)%             4,182
                                                           ---------                             ---------
                         Total revenues ..........         $  90,630                             $  60,258
                                                           =========                             =========

                   Cellular operating expenses:
                     Cost of service .............         $  11,887               7.4%          $  11,066
                     Cost of equipment sales .....             7,452              25.4%              5,943
                     General and administrative ..            20,262              49.1%             13,587
                     Sales and marketing .........            17,491              45.1%             12,055
                     Depreciation and amortization            17,550              10.2%             15,924
                                                           ---------                             ---------
                         Total operating expenses          $  74,642                             $  58,575
                                                           =========                             =========

        CELLULAR REVENUES

        The increase in subscriber revenues is primarily due to the growth in the number of subscribers offset slightly by a decrease in the average monthly cellular subscriber revenue per subscriber. Average monthly cellular subscriber revenue per subscriber was $47.53 for the three months ended March 31, 1998, a 2.5% decline from $48.75 for the three months ended March 31, 1997. The Company anticipates this downward trend will continue in 1998. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

        The increase in roamer revenues is attributed to an increase in roaming traffic and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase in roaming traffic is a result of the acquisition of the Triad RSAs. Removing the effect of the markets acquired from Triad, roamer revenues would have increased by 17.6% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. While the Company expects total roamer minutes to continue increasing, the decline in the rates charged between carriers will limit the growth of roamer revenues.

        Cellular equipment sales, which consist primarily of handset sales, decreased primarily due to the decrease in the average cellular handset sales price, offset by the increase in the number of handsets sold. The decrease in the average cellular handset sales price is the result of reduced handset costs passed onto the customer as well as other competitive strategies chosen by the Company.

        CELLULAR OPERATING EXPENSES

        The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base, offset by a reduction in the rates paid by the Company to access local exchange and long distance carrier facilities. While cost of service dollars increased slightly, it decreased as a percentage of service revenues to 13.5% for the three months ended March 31, 1998, from 19.3% for the three months ended March 31, 1997, which is due primarily to efficiencies gained from the growing subscriber base.

        Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the cost of handsets, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

        The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increases in total dollars are primarily attributable to the increase in costs associated with supporting the increased subscriber base. However, the general and administrative cost per average subscriber continues to decrease as a result of efficiencies gained from the growing subscriber base. The general and administrative cost per average subscriber decreased to $12.66 for the three months ended March 31, 1998, compared to $13.41 for the three months ended March 31, 1997.

        The increase in sales and marketing costs is primarily due to the increase in subscribers added during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $828 for the three months ended March 31, 1998, from $559 for the three months ended March 31, 1997. This increase is largely a result of an increase in the churn rate (representing customer attrition) in the first quarter of 1998.

        The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's cellular systems including the acquisition of the Triad properties.

        PCS OPERATIONS

        The Company's PCS business commenced operations in its first MTA in February 1996. Since that time, the Company has commenced operations in its six remaining MTAs on various dates through May of 1997. Due to the various dates at which each of the MTAs became operational, the revenues and expenses incurred may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses incurred in the Company's PCS operations were related to start-up costs incurred prior to the commencement of operations in each of the systems. Exclusive of depreciation and amortization expense, which was not material, approximately $0.6 million of start-up costs were incurred for the three months ended March 31, 1998, compared to $2.7 million for the three months ended March 31, 1997.

        The Company had 164,600 PCS subscribers at March 31, 1998, representing an increase of 36,000 or 28.0% from December 31, 1997. At March 31, 1997, the Company had 49,000 PCS subscribers, representing an increase of 13,500 or 38.0% from December 31, 1996.

        The following table sets forth certain financial data as it relates to the Company's PCS operations:

                 (Dollars in thousands)                                         THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------------------
                                                                      1998              % CHANGE           1997
                                                                    ---------           --------         ---------
                   PCS revenues:
                      Service revenues ....................         $  22,787             212.0%         $   7,303
                      Equipment revenues ..................             7,096              77.4%             3,999
                                                                    ---------                            ---------
                          Total revenues ..................         $  29,883                            $  11,302
                                                                    =========                            =========

                   PCS operating expenses:
                      Cost of service .....................         $  11,122              21.3%         $   9,171
                      Cost of equipment sales .............            14,477             103.3%             7,122
                      General and administrative ..........            18,177              63.5%            11,116
                      Sales and marketing .................            14,341              15.0%            12,470
                      Depreciation and amortization .......            19,999              90.5%            10,497
                                                                    ---------                            ---------
                          Total operating expenses ........         $  78,116                            $  50,376
                                                                    =========                            =========

        PCS REVENUES

        The increase in PCS service revenues is due to the increase in the number of subscribers offset by a decrease in the average monthly PCS subscriber revenue per subscriber. The increase in subscribers is due to the relative maturity of the seven MTAs operating in the first quarter of 1998 compared to the six MTAs operating in the first quarter of 1997. Average monthly PCS subscriber revenue per subscriber was $50.35 for the three months ended March 31, 1998, compared to $58.33 for the three months ended March 31, 1997.

        PCS equipment sales increased primarily as a result of increased sales of handsets, offset by a decrease in the average handset selling price. While the Company expects total equipment sales to continue to increase, the decline in the average handset selling price will limit the growth of equipment sales.

        PCS OPERATING EXPENSES

        Cost of service expenses, cost of equipment sales, and depreciation and amortization expenses largely represent the expenses incurred by the operational PCS systems. Seven MTAs were operational during the first quarter of 1998 while six MTAs were operational during the first quarter of 1997. Accordingly, cost of service expenses, cost of equipment sales, and depreciation and amortization expenses increased for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. General and administrative costs increased due to the costs associated with supporting the additional operating markets and larger subscriber base. Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote the Company's PCS brand name in a greater number of markets.


OTHER INCOME (EXPENSE)

        Interest and financing expense increased to $31.2 million for the three months ended March 31, 1998, compared to $17.4 million for the three months ended March 31, 1997, due to the increase in long-term debt. Long-term debt was incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will continue to increase in 1998 as a result of increased borrowings the Company has incurred, and will continue to incur, to fund this expansion. The weighted average interest rate, before the effect of capitalized interest, was 9.1% and 10.3% for the three months ended March 31, 1998 and 1997, respectively.


EBITDA

         "EBITDA" represents operating loss before depreciation and amortization. EBITDA is a measure commonly used in the industry and should not be construed as an alternative to operating income (loss) (as determined in accordance with United States generally accepted accounting principles, "GAAP"), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Cellular EBITDA represents EBITDA from the Company's cellular operations and PCS EBITDA represents EBITDA from the Company's PCS operations.

        Consolidated EBITDA for the Company increased to $5.3 million for the three months ended March 31, 1998, from negative $11.0 for the three months ended March 31, 1997. This increase is primarily due to the $33.5 million and $17.6 million cellular EBITDA for the three months ended March 31, 1998 and 1997, respectively, offset by a negative $28.2 million and negative $28.6 million PCS EBITDA for the three months ended March 31, 1998 and 1997, respectively. The increase in cellular EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 38.2% for the three months ended March 31, 1998, from 30.7% for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A subsidiary of Western PCS also has a credit facility (the "PCS Vendor Facility" ) with a consortium of lenders providing for $300 million of revolving credit. As of March 31, 1998, $615 million and $300 million were outstanding under the Credit Facility and the PCS Vendor Facility, respectively. Amounts available for borrowing under the Credit Facility, which is limited by certain financial covenants, was the remaining amount under the revolving credit of $335 million. Indebtedness under the Credit Facility and the PCS Vendor Facility matures on March 31, 2006, and December 31, 2003, respectively, and bears interest at variable rates. Substantially all the assets of the Company, other than PCS licenses acquired in the Federal Communications Commission's ("FCC") D and E auctions, certain licenses acquired in the FCC's A and B auctions and certain other assets, are pledged as security for such indebtedness. The terms of the PCS Vendor Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans by the subsidiary of Western PCS.

        In February 1998, a subsidiary of Hutchison Telecommunications Limited ("HTL") purchased 19.9% of the outstanding capital stock of Western PCS for an aggregate purchase price of $248.4 million. Approximately $135 million of the proceeds are to be used by Western PCS for the continued build-out of its PCS systems during 1998. The remainder of the proceeds was paid to the Company as a repayment of advances made to Western PCS and was used by the Company to reduce amounts outstanding under the Credit Facility.

        During the remainder of 1998, the Company anticipates spending approximately $260 million to complete construction of the build-out of the Seattle-Tacoma, Phoenix and Tucson BTA systems, to provide funds to Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS") for the build-out of certain BTA markets and to expand the build-out of its PCS MTA systems. The Company will utilize the net proceeds of the HTL investment, other cash on hand, and other sources of funding, for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of its cellular and PCS operations, provide for working capital and service debt. The Company believes such sources will be sufficient for the operations of the business. The Company continues to consider and expects to pursue additional sources of funding to enable the further development of the PCS business. Such sources may included the issuance of additional indebtedness and/or the sale of additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

        Net cash used in operating activities was $1.8 million for the three months ended March 31, 1998. Adjustments to the $64.1 million net loss to reconcile to net cash used in operating activities included $37.5 million of depreciation and amortization and a $14.6 million decrease in inventory as a result of a conscious effort to reduce inventory levels. Net cash provided by operating activities was $1.8 million for the three months ended March 31, 1997.

        Net cash used in investing activities was $45.2 million for the three months ended March 31, 1998. Investing activities for such period consisted primarily of purchases of property and equipment of $25.4 million, of which $15.2 million was attributable to PCS capital expenditures, and $13.6 million of additions to licensing costs and other intangible assets, primarily attributable to 52 Local Multipoint Distribution Service (LMDS) licenses that the Company was the high bidder on in an FCC auction. Net cash used in investing activities was $151.4 million for the three months ended March 31, 1997.

        Net cash provided by financing activities was $164.1 million for the three months ended March 31, 1998. Financing activities for such period consisted primarily of net proceeds from the sale of a minority interest in a consolidated subsidiary of $243.7 million, and the net reduction of long-term debt of $80.0 million. Net cash provided by financing activities was $130.5 million for the three months ended March 31, 1997.

        In the ordinary course of business, the Company continues to evaluate acquisition opportunities, joint ventures and other potential business transactions. Such acquisitions, joint ventures and business transactions may be material. Such transactions may also require the Company to seek additional sources of funding through the issuance of additional debt and/or additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

        Through its ownership in Western PCS, the Company holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the C and F Block license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, the Company has funded the operations of Cook Inlet PCS through the issuance of promissory notes. At March 31, 1998, the Company had advanced funds totaling $37.7 million to Cook Inlet PCS under such promissory notes.


YEAR 2000 ISSUES

        The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the planning phase of its year 2000 compliance project and does not, as of yet, have a determinable estimate of the costs to be incurred. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company expects its year 2000 compliance project to be completed on a timely basis.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        A subsidiary of the Company received a Civil Investigative Demand (the "Demand") from the U.S. Department of Justice Antitrust Division (the "Antitrust Division") requiring the Company to produce certain documents and answer certain interrogatories in connection with the Antitrust Division's investigation of possible bid rigging and market allocation for licenses auctioned by the FCC for broadband PCS frequency blocks. The Company has cooperated with the Antitrust Division's requests. On March 16, 1998, the same subsidiary of the Company received a Notice of Apparent Liability for Forfeiture ("NALF") from the FCC in the amount of $1.2 million. This NALF was issued by the FCC in connection with its investigation of compliance by auction participants with FCC PCS auction rules. The Company has thoroughly cooperated with the FCC investigation and will continue to do so. The Company believes its conduct was consistent with FCC rules and regulations pertaining to the auction. The Company filed its opposition to the NALF and believes the Company will prevail. The amount of the NALF, if upheld, is not material to the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit    Description
           -------    -----------
           10.67      Second Amendment to Loan Agreement by and among Western
                      Wireless Corporation, TD Securities (USA) Inc., Barclays
                      Capital, and J.P. Morgan Securities Inc., as Managing
                      Agents for the Various Lenders, dated February 17, 1998.

           10.68      Employment Agreement by and between Timothy Wong and
                      Western Wireless Corporation, dated February 10, 1998.

           10.69      Employment Agreement by and between Robert Dotson and
                      Western Wireless Corporation, dated February 10, 1998.

           27.1       Financial Data Schedule

       (b) Reports on Form 8-K

           A Form 8-K was filed on February 18, 1998, reporting the close of the investment by a subsidiary of Hutchison Telecommunications Limited in Western PCS Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Western Wireless Corporation



                                   By s:\ Donald Guthrie
                                      -------------------------
                                      Donald Guthrie
                                      Chief Financial Officer


                                   By s:\ Patricia L. Miller
                                      -------------------------
                                      Patricia L. Miller
                                      Controller (Principal
                                      Accounting Officer)



                                   Dated: May 11, 1998

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------
10.67      Second Amendment to Loan Agreement by and among Western Wireless
           Corporation, TD Securities (USA) Inc., Barclays Capital, and J.P.
           Morgan Securities Inc., as Managing Agents for the Various Lenders,
           dated February 17, 1998.

10.68      Employment Agreement by and between Timothy Wong and Western Wireless
           Corporation, dated February 10, 1998.

10.69      Employment Agreement by and between Robert Dotson and Western
           Wireless Corporation, dated February 10, 1998.

27.1       Financial Data Schedule