Form 10-Q
period 1998-06-30
WESTERN WIRELESS CORP
filed 1998-08-05
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO
                                                -------------    -------------

                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                      91-1638901
--------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

   3650 131ST AVENUE S.E., #400,
     BELLEVUE, WASHINGTON                                   98006
----------------------------------------       --------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (425) 586-8700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

               2001 NW SAMMAMISH ROAD, ISSAQUAH, WASHINGTON, 98027
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Title                               Shares Outstanding as of July 27, 1998
------------------------------------------------------------------------------------------------
        Class A Common Stock, no par value                              37,098,922
        Class B Common Stock, no par value                              38,770,029

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                                                                                 Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of June 30, 1998, and December 31, 1997.................................3

         Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 1998, and June 30, 1997........4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1998, and June 30, 1997..................5

         Notes to Consolidated Financial Statements.................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............................11


PART II - OTHER INFORMATION........................................................20

ITEM 1.  LEGAL PROCEEDINGS.........................................................20

ITEM 2.  CHANGES IN SECURITIES.....................................................20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................20

ITEM 5.  OTHER INFORMATION.........................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................21

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    June 30,          December 31,
                                                                                       1998               1997
                                                                                   -----------        -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                       $    34,391        $    15,459
   Accounts receivable, net of allowance for doubtful accounts of
          $11,689 and $9,931, respectively                                              56,355             55,652
   Inventory                                                                            27,513             36,425
   Prepaid expenses and other current assets                                            21,585             31,216
                                                                                   -----------        -----------
      Total current assets                                                             139,844            138,752

Property and equipment, net of accumulated depreciation
   of $286,954 and $221,031, respectively                                              705,878            699,129
Licensing costs and other intangible assets, net of accumulated
   amortization of $83,788 and $73,049, respectively                                   824,553            807,409
Investments in and advances to unconsolidated affiliates                                73,859             64,156
Other assets                                                                            10,910             10,527
                                                                                   -----------        -----------
                                                                                   $ 1,755,044        $ 1,719,973
                                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $    14,673        $    11,519
   Accrued liabilities                                                                  96,270            104,595
   Construction accounts payable                                                        23,283             14,431
                                                                                   -----------        -----------
      Total current liabilities                                                        134,226            130,545
                                                                                   -----------        -----------

Long-term debt                                                                       1,315,000          1,395,000
                                                                                   -----------        -----------

Commitments (Note 4)

Minority interest in consolidated subsidiary                                           103,441
                                                                                   -----------

Shareholders' equity:
   Preferred stock, no par value, 50,000,000 shares authorized;
        no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized; Class A,
      37,077,727 and 22,201,336 shares issued and outstanding, respectively, and; Class B, 38,770,028 and 53,431,163 shares issued
      and outstanding, respectively                                                    801,392            675,036
   Deferred compensation                                                                (2,062)              (845)
   Deficit                                                                            (596,953)          (479,763)
                                                                                   -----------        -----------
      Total shareholders' equity                                                       202,377            194,428
                                                                                   -----------        -----------
                                                                                   $ 1,755,044        $ 1,719,973
                                                                                   ===========        ===========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      Three months ended June 30,               Six months ended June 30,
                                                    --------------------------------        --------------------------------
                                                        1998                1997                1998                1997
                                                    ------------        ------------        ------------        ------------
Revenues:
     Subscriber revenues                            $    107,597        $     71,003        $    205,843        $    127,688
     Roamer revenues                                      13,902               8,873              25,033              15,567
     Equipment sales and other revenues                   13,413              10,766              24,549              18,947
                                                    ------------        ------------        ------------        ------------
          Total revenues                                 134,912              90,642             255,425             162,202
                                                    ------------        ------------        ------------        ------------

Operating expenses:
     Cost of service                                      25,312              22,286              48,321              42,523
     Cost of equipment sales                              24,581              22,442              46,510              35,507
     General and administrative                           41,869              25,486              80,308              50,189
     Sales and marketing                                  37,464              32,496              69,296              57,021
     Depreciation and amortization                        37,652              33,201              75,201              59,622
                                                    ------------        ------------        ------------        ------------
          Total operating expenses                       166,878             135,911             319,636             244,862
                                                    ------------        ------------        ------------        ------------

Operating loss                                           (31,966)            (45,269)            (64,211)            (82,660)
                                                    ------------        ------------        ------------        ------------

Other income (expense):
     Interest and financing expense, net                 (30,611)            (23,148)            (61,799)            (40,508)
     Equity in net loss of unconsolidated
       affiliates                                         (4,906)             (2,221)            (14,065)             (3,308)
     Other, net                                            3,142                 613               5,831               1,278
                                                    ------------        ------------        ------------        ------------
          Total other income (expense)                   (32,375)            (24,756)            (70,033)            (42,538)
                                                    ------------        ------------        ------------        ------------

Minority interest in net loss of consolidated
       subsidiary                                         11,301                                  17,054
                                                    ------------                            ------------

          Net loss                                  $    (53,040)       $    (70,025)       $   (117,190)       $   (125,198)
                                                    ============        ============        ============        ============

Basic loss per common share                         $      (0.70)       $      (1.00)       $      (1.55)       $      (1.79)
                                                    ============        ============        ============        ============

Weighted average common shares used in
   computing basic loss per common share              75,831,000          70,021,000          75,804,000          69,978,000
                                                    ============        ============        ============        ============



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six months ended June 30,
                                                                        --------------------------
                                                                           1998             1997
                                                                        ---------        ---------
Operating activities:
   Net loss                                                             $(117,190)       $(125,198)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        75,201           59,622
      Employee equity compensation                                          1,353              658
      Equity in net loss of unconsolidated affiliates                      14,065            3,308
      Minority interest in net loss of consolidated subsidiary            (17,054)
      Other, net                                                            2,127            2,211
      Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
           Accounts receivable, net                                          (703)          (6,466)
           Inventory                                                        8,912             (340)
           Prepaid expenses and other current assets                       (5,369)           2,051
           Accounts payable                                                 3,154            1,553
           Accrued liabilities                                              6,367           10,499
                                                                        ---------        ---------
      Net cash used in operating activities                               (29,137)         (52,102)
                                                                        ---------        ---------

Investing activities:
   Purchase of property and equipment                                     (63,531)        (222,976)
   Additions to licensing costs and other intangible assets               (18,870)         (53,412)
   Acquisition of wireless properties, net of cash acquired               (16,796)            (849)
   Investments in and advances to unconsolidated affiliates               (11,885)         (39,608)
   Refund of deposit held by FCC                                                             7,749
   Other                                                                     (457)
                                                                        ---------        ---------
      Net cash used in investing activities                              (111,539)        (309,096)
                                                                        ---------        ---------

Financing activities:
   Proceeds from issuance of common stock, net                                572              589
   Additions to long term debt                                            330,000          322,000
   Payment of debt                                                       (410,000)
   Deferred financing fees, net                                            (4,673)
   Proceeds from sale of minority interest in consolidated
      subsidiary, net                                                     243,709
                                                                        ---------        ---------
      Net cash provided by financing activities                           159,608          322,589
                                                                        ---------        ---------

Change in cash and cash equivalents                                        18,932          (38,609)

Cash and cash equivalents, beginning of period                             15,459           54,885
                                                                        ---------        ---------

Cash and cash equivalents, end of period                                $  34,391        $  16,276
                                                                        =========        =========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. The cellular operations are primarily in rural areas and the PCS operations are primarily in urban areas due to the Company's belief that there are certain strategic advantages to operating each technology in these respective areas. As of June 30, 1998, the Company provides cellular services in 72 Rural Service Areas ("RSA") and 16 Metropolitan Statistical Areas and through its 80.1% ownership in VoiceStream Wireless Corporation ("VoiceStream"), formerly known as Western PCS Corporation, provides PCS services in seven Major Trading Areas ("MTA"). VoiceStream holds limited partnership interests in joint ventures which own PCS licenses in 21 Basic Trading Areas ("BTA"), one of which is operational and managed by VoiceStream under its PCS brand name. In addition, VoiceStream manages another BTA under its PCS brand name.

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


     Supplemental cash flow disclosure:

         Non-cash operating activities consisted of a $15.0 million reduction in other current assets due to the release of restricted cash from escrow for the final payment on the acquisition of Triad Cellular L.P. and certain of its affiliates in the first quarter of 1998. Non-cash investing activities consisted of a $12.3 million contribution of wireless licenses to a joint venture, which occurred in the first quarter of 1998.

         Cash paid for interest (net of amounts capitalized) was $64.5 million and $34.2 million for the six months ended June 30, 1998 and 1997, respectively. There was no interest capitalized for the six months ended June 30, 1998. Interest capitalized for the six months ended June 30, 1997, was $4.0 million.



     Reclassifications:

         Certain amounts in prior year's financial statements have been reclassified to conform to the 1998 presentation.

                          WESTERN WIRELESS CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   LONG-TERM DEBT:

          (Dollars in thousands)                            JUNE 30,        DECEMBER 31,
                                                              1998             1997
                                                           ----------       ----------

          Credit Facility:
                Revolver ...............................   $  415,000       $  495,000
                Term Loan ..............................      200,000          200,000
          PCS Credit Facility:
                Revolver ...............................       50,000
                Term loan ..............................      250,000
          10-1/2% Senior Subordinated Notes Due 2006....      200,000          200,000
          10-1/2% Senior Subordinated Notes Due 2007....      200,000          200,000
          PCS Vendor Facility ..........................                       300,000
                                                           ----------       ----------
                                                           $1,315,000       $1,395,000
                                                           ==========       ==========

         The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan (the "Revolver") and a $200 million term loan (the "Term Loan").

         In June 1998, a wholly owned subsidiary of VoiceStream (the "PCS Borrower") entered into a $1 billion credit facility with a consortium of lenders (the "PCS Credit Facility"). The PCS Credit Facility consists of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "PCS Revolver"), and a term loan (the "PCS Term loan") for $250 million. The PCS Borrower must borrow the remaining $200 million delayed draw portion of the PCS Revolver by December 31, 1998, or lose access to such. In addition, the PCS Borrower must raise an additional $200 million before gaining access to the remaining $500 million of the PCS Revolver. Beginning September 2001, the amount available to borrow under the PCS
Revolver and the principal balance of the PCS Term Loan are to be reduced by various percentages each year. The PCS Revolver and the PCS Term Loan are due in their entirety on December 31, 2006 and June 30, 2007, respectively. The PCS Credit Facility also contains certain financial covenants, which, among other things, impose limitations on the amount of indebtedness, limit the amount of capital spending and impose limitations on acquisitions and investments. The repayment of the PCS Credit Facility is secured by, among other things, the grant of a security interest in substantially all of the assets of the PCS Borrower.

         Any loan shall, at the option of the PCS Borrower, be made as a Base Rate Advance or Eurodollar Advance. Under the PCS Credit Facility, interest is payable at an applicable margin in excess of the prevailing rate. The applicable margin on the PCS Credit Facility is determined quarterly based on certain events and the leverage ratio of the PCS Borrower. During June 1998, all loans under the PCS Credit Facility had been borrowed using the Eurodollar option. The PCS Credit Facility also provides for an annual fee ranging from 0.375% to 0.5% on the unused commitment, payable quarterly.

         Immediately following the acquisition of the PCS Credit Facility, a wholly owned subsidiary of VoiceStream paid off, in its entirety, the balance owed under the $300 million PCS Vendor Facility.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    LONG-TERM DEBT - (CONTINUED):

         The aggregate amounts of principal maturities of the Company's debt are as follows (dollars in thousands):

          Six months ending December 31, 1998 ............  $        0
          Year ending December 31,
          1999 ...........................................           0
          2000 ...........................................           0
          2001 ...........................................      48,000
          2002 ...........................................      71,750
          Thereafter .....................................   1,195,250
                                                            ----------
                                                            $1,315,000
                                                            ==========

4.   COMMITMENTS:


               Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of June 30, 1998, are summarized below (dollars in thousands):

          Six months ending December 31, 1998 ...............    $ 14,205
          Year ending December 31,
          1999 ..............................................      26,216
          2000 ..............................................      24,141
          2001 ..............................................      18,867
          2002 ..............................................      11,080
          Thereafter ........................................      30,604
                                                                 --------
                                                                 $125,113
                                                                 ========

         Aggregate rental expense for all operating leases was approximately $7.9 million and $7.2 million for the three months ended June 30, 1998 and 1997, respectively, and $14.7 million and $13.6 million for the six months ended June 30, 1998 and 1997, respectively.

         In order to ensure adequate supply and availability of certain inventory requirements and service needs, the Company has committed to purchase from various suppliers, wireless communications equipment, handsets, and services. These agreements expire at various dates through the year 2003. The aggregate amount of these commitments total approximately $573 million. At June 30, 1998, the Company has ordered approximately $362 million under all of these agreements, of which approximately $32 million is outstanding.

         The Company has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY:

         In February 1998, the Company and its subsidiary, VoiceStream, consummated an agreement with Hutchison Telecommuications Limited ("HTL") and a subsidiary of HTL (the "HTL Sub") pursuant to which the HTL Sub purchased 19.9% of VoiceStream for an aggregate purchase price of $248.4 million. The Company and VoiceStream have amended certain outstanding financing agreements to which they are subject, and unless otherwise agreed to by HTL Sub and the Company, neither the Company nor VoiceStream shall have any liability regarding any indebtedness of the other. The HTL Sub has the right to designate two directors to a ten person Board of Directors of VoiceStream, which directors have certain rights with respect to certain transactions and actions of VoiceStream. As of June 30, 1998, HTL Sub's portion of VoiceStream's net loss was $11.3 million and $17.1 million for the three and six months ended June 30, 1998, respectively.


6.   SHAREHOLDERS' EQUITY:

         During the six months ended June 30, 1998, the Company issued 115,257 shares of its Class A Common Stock as a result of employee stock options that were exercised.

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

         In February 1998, the Company received additional paid in capital of approximately $123.2 million related to the sale of a 19.9% interest in VoiceStream. This represents the amount in excess of the book value of VoiceStream for the 19.9% interest purchased by the HTL Sub.

         In January 1998, the Company issued 100,000 Class A Common Stock shares to certain key executives pursuant to an Executive Restricted Stock Plan.


7.   ACQUISITIONS AND OTHER TRANSACTIONS:

         In the second quarter of 1998, the Company purchased the Nebraska 5 RSA for approximately $15.5 million in cash. Prior to the purchase of the Nebraska 5 RSA, the Company operated this market under an Interim Operating Authority from the Federal Communications Commission ("FCC").

         In June 1998, a wholly owned subsidiary of the Company, through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Office of the Director of Telecommunications Regulation that it was the preferred applicant for a DCS-1800/GSM 900 mobile communications license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been granted and the terms of the purchase are in the process of being negotiated.

         During the second quarter of 1998, Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"), a partnership in which a subsidiary of VoiceStream holds a 49.9% limited partnership interest, participated in the C Block restructuring options provided by the FCC. The FCC provided for various options, two of which were, 1) the option to return to the FCC entire licenses purchased in the C Block auction and be relieved of 100% of the related debt ("Amnesty") or, 2) to return 15 mhz, from a total of 30 mhz, of the licenses purchased in the auction and be relieved of one half of the related debt ("Dissagregation"). Of the licenses purchased in the C Block auction Cook Inlet PCS chose Amnesty for the two BTAs in the Dallas MTA and Dissagregation for the remaining 11
BTA licenses. This resulted in a reduction of Cook Inlet PCS's debt of $29.1 million and a gain of $3.9 million, due to the retroactive adjustment of interest due on the related debt, the effect of which reduced the equity losses picked up by the Company for the second quarter operations.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   ACQUISITIONS AND OTHER TRANSACTIONS - (CONTINUED):

         Additionally, in July 1998, VoiceStream entered into an agreement to form a joint venture with third parties that will operate certain PCS licenses in the south Texas region under the VoiceStream brand name. VoiceStream's ownership percentage will be less than 25% with an initial contribution to the venture of certain licenses that it purchased in the FCC's D and E Block auction valued at approximately $2.5 million.

         In the first quarter of 1998, the Company was granted 52 Local Multipoint Distribution Service (LMDS) licenses that it was the high bidder on in an FCC auction. The Company paid approximately $14.9 million for these licenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Statements contained or incorporated by reference Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1997. As a result of acquisitions and due to the phase of the business cycle of the Company's PCS operations, the Company's operating results for prior periods may not be indicative of future performance.


OVERVIEW

         The Company provides wireless communications services in the western United States through the ownership and operation of cellular and personal communication services ("PCS") systems. The Company owns and operates cellular communications systems in 88 markets. Through its 80.1% ownership of VoiceStream Wireless Corporation ("VoiceStream"), the Company owns and operates PCS systems in seven Major Trading Areas ("MTA"). VoiceStream owns an additional 104 PCS Basic Trading Areas ("BTA") licenses which are not operational. VoiceStream holds limited partnership interests in joint ventures which own PCS licenses in 21 BTAs, one of which is operational and managed by VoiceStream under it's PCS brand name. The results of operations of these joint ventures are not included in the following discussion of PCS operations. In addition, VoiceStream manages another BTA under it's PCS brand name.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

CELLULAR OPERATIONS

         The Company had 583,300 cellular subscribers at June 30, 1998, representing an increase of 36,200 or 6.6% from March 31, 1998. At June 30, 1997, the Company had 389,900 cellular subscribers representing an increase of 38,700 or 11.0% from March 31, 1997.

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

         The following table sets forth certain financial data as it relates to the Company's cellular operations:


                      (Dollars in thousands)                          THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------------------
                                                                   1998         % CHANGE         1997
                                                                 ---------      ---------       --------
                      Cellular revenues:
                         Subscriber revenues..................   $  80,757       38.1%          $58,490
                         Roamer revenues......................      13,210       48.9%            8,873
                         Equipment sales and other
                           revenues...........................       4,437        0.6%            4,409
                                                                  --------                      -------
                             Total revenues...................    $ 98,404                      $71,772
                                                                  ========                      =======

                      Cellular operating expenses:
                         Cost of service.....................     $ 13,711       20.2%          $11,406
                         Cost of equipment sales.............        7,525        7.4%            7,009
                         General and administrative..........       21,786       67.7%           12,989
                         Sales and marketing.................       19,444       26.7%           15,342
                         Depreciation and amortization.......       17,492        4.9%           16,674
                                                                  --------                      -------
                             Total operating expenses........     $ 79,958                      $63,420
                                                                  ========                      =======

         CELLULAR REVENUES

         The increase in subscriber revenues is primarily due to the growth in the number of subscribers offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $47.63 for the three months ended June 30, 1998, a 9.2% decline from $52.46 for the three months ended June 30, 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

         The increase in roamer revenues is attributed to a normal seasonal increase in roaming traffic and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase in roaming traffic is a result of the acquisition of the Triad RSAs. While the Company expects total roamer minutes to continue increasing, the decline in the rates charged between carriers will limit the growth of roamer revenues.

         Equipment sales, which consists primarily of handset sales, increased primarily due to the increase in the number of handsets sold offset by a decrease in the average handset sales price.

         CELLULAR OPERATING EXPENSES

         The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base, offset by a slight reduction in the rates paid by the Company to access local exchange and long distance carrier facilities. While cost of service increased, it decreased as a percentage of service revenues to 14.4% for the three months ended June 30, 1998, from 16.6% for the three months ended June 30, 1997, which is due primarily to efficiencies gained from the growing subscriber base.

         Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997.

         The Company's general and administrative costs are principally variable costs, that is costs that will vary with the level of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. While the general and administrative cost per average subscriber typically will decrease due to efficiencies gained from a larger subscriber base, the general and administrative cost per average subscriber increased to $12.85 for the three months ended June 30, 1998, compared to $11.65 for the three months ended June 30, 1997. This increase is the result of one time events that occurred in the second quarter of 1998, including a secondary offering of the Company's common stock (Note 6 to this quarter's consolidated financial statements) and a billing system conversion for the former Triad subscribers.

         The increase in sales and marketing costs is primarily due to the increase in subscribers added during the three months ended June 30, 1998, compared to the three months ended June 30, 1997. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $656 for the three months ended June 30, 1998, from $500 for the three months ended June 30, 1997. This increase is largely due to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of net subscriber additions as in the prior year. The growth in disconnected subscribers is a result of a slightly higher churn rate (representing customer attrition) applied to a larger subscriber base.

         The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's cellular systems including the acquisition of the Triad properties.

         PCS OPERATIONS

         The Company commenced its PCS operations in its first MTA in February 1996. Since that time, the Company has commenced operations in its six remaining MTAs on various dates through May of 1997. Due to the various dates at which each of the MTAs became operational, the revenues and expenses incurred may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses incurred in the Company's PCS operations were related to start-up costs incurred prior to the commencement of operations in each of the systems. Exclusive of depreciation and amortization expense, which was not material, approximately $1.0 million of start-up costs were incurred for the three months ended June 30, 1998, compared to $1.5 million for the three months ended June 30, 1997. Start-up costs incurred in the second quarter of 1998, primarily relate to non-construction costs incurred in the effort to get the Seattle and Phoenix BTAs ready for operation.

         The Company had 212,600 PCS subscribers at June 30, 1998, representing an increase of 48,000 or 29.2% from March 31, 1998. At June 30, 1997, the Company had 74,400 PCS subscribers, representing an increase of 25,400 or 51.8% from March 31, 1997.

         The following table sets forth certain financial data as it relates to the Company's PCS operations:

                    (Dollars in thousands)                           THREE MONTHS ENDED JUNE 30,
                                                             -----------------------------------------
                                                                 1998          % CHANGE         1997
                                                             -------------    ------------  ----------
                    PCS revenues:
                       Service revenues....................  $   27,532          120.0%     $   12,513
                       Equipment revenues..................       8,976           41.2%          6,357
                                                             ----------                     ----------
                           Total revenues..................  $   36,508                     $   18,870
                                                             ==========                     ==========

                    PCS operating expenses:
                       Cost of service...................... $   11,601            6.6%     $   10,880
                       Cost of equipment sales..............     17,056           10.5%         15,433
                       General and administrative...........     20,083           60.7%         12,497
                       Sales and marketing..................     18,020            5.0%         17,154
                       Depreciation and amortization........     20,160           22.0%         16,527
                                                             ----------                     ----------
                           Total operating expenses......... $   86,920                     $   72,491
                                                             ==========                     ==========

         PCS REVENUES

         The increase in service revenues is due to the increase in the number of subscribers offset by a decrease in the average monthly subscriber revenue per average subscriber. The increase in subscribers is due to the relative maturity of the seven MTAs operating in the second quarter of 1998, the same seven MTAs that were operating in the second quarter of 1997, and the Company's "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998. Average monthly subscriber revenue per average subscriber was $47.44 for the three months ended June 30, 1998, compared to $68.64 for the three months ended June 30, 1997. The decrease in the average monthly subscriber revenue per average subscriber is primarily due to the relative maturity of the competitive environment in each of the operating markets.

         Equipment sales increased primarily as a result of increased sales of handsets, offset by a decrease in the average handset selling price. While the Company expects total equipment sales to continue to increase, the decline in the average handset selling price will limit the growth of equipment sales.

         PCS OPERATING EXPENSES

         Cost of service expenses, cost of equipment sales, and depreciation and amortization expenses largely represent the expenses incurred by the operational PCS systems. Accordingly, cost of service expenses, cost of equipment sales, and depreciation and amortization expenses increased for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The relatively low increase in cost of service is related to efficiencies gained from the growing subscriber base as well as a reduction in rates paid by the Company to access local exchange and long distance carrier facilities.

         General and administrative costs increased due to the costs associated with supporting the additional operating markets and larger subscriber base. However, general and administrative costs per average subscriber decreased to $35.49 for the three months ended June 30, 1998, compared to $68.51 for the same quarter in 1997. This decrease is the result of efficiencies gained from a growing subscriber base.

         Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote the Company's PCS brand name in a greater number of markets. However, the sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $544 for the three months ended June 30, 1998, from $1,033 for the same quarter in 1997. This decrease is largely the result of a decrease in the churn rate in the second quarter of 1998, compared to the same quarter in 1997. In addition, the Company is seeing cost efficiencies from an increased growth in subscribers.


OTHER INCOME (EXPENSE)

         Interest and financing expense increased to $30.6 million for the three months ended June 30, 1998, compared to $23.1 million for the three months ended June 30, 1997, due to the increase in long-term debt. Long-term debt was incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will continue to increase in 1998 as a result of increased borrowings the Company has incurred, and will continue to incur, to fund this expansion. The weighted average interest rate, before the effect of capitalized interest, was 9.1% and 9.9% for the three months ended June 30, 1998 and 1997, respectively.


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

         Consolidated EBITDA for the Company increased to $5.7 million for the three months ended June 30, 1998, from negative $12.1 for the three months ended June 30, 1997. This increase is due to the $35.9 million and $25.0 million cellular EBITDA for the three months ended June 30, 1998 and 1997, respectively, offset by a negative $30.3 million and negative $37.1 million PCS EBITDA for the three months ended June 30, 1998 and 1997, respectively. The increase in cellular EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 37.8% for the three months ended June 30, 1998, from 36.4% for the three months ended June 30, 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

CELLULAR OPERATIONS

         The Company had 583,300 cellular subscribers at June 30, 1998, representing an increase of 63,300 or 12.2% from December 31, 1997. At June 30, 1997, the Company had 389,900 cellular subscribers representing an increase of 65,700 or 20.3% from December 31, 1996.

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

         The following table sets forth certain financial data as it relates to the Company's cellular operations:

          (Dollars in thousands)                           SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------
                                                     1998          % CHANGE           1997
                                                  ------------    ------------    -------------
          Cellular revenues:
             Subscriber revenues.............     $   156,860         45.4%       $  107,872
             Roamer revenues.................          23,697         52.2%           15,567
             Equipment sales and other
               revenues......................           8,477         (1.3%)           8,591
                                                  -----------                     ----------
                 Total revenues..............     $   189,034                     $  132,030
                                                  ===========                     ==========

          Cellular operating expenses:
             Cost of service.................     $    25,598         13.9%       $   22,472
             Cost of equipment sales.........          14,977         15.6%           12,952
             General and administrative......          42,048         58.2%           26,576
             Sales and marketing.............          36,935         34.8%           27,397
             Depreciation and amortization...          35,042          7.5%           32,598
                                                  -----------                    -------------
                 Total operating expenses....     $   154,600                       $  121,995
                                                  ===========                    =============

         CELLULAR REVENUES

         The increase in subscriber revenues is primarily due to the growth in the number of subscribers offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $47.38 for the six months ended June 30, 1998, a 6.5% decline from $50.69 for the six months ended June 30, 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

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

         Equipment sales, which consist primarily of handset sales, decreased primarily due to the decrease in the average handset sales price, offset by the increase in the number of handsets sold.

         CELLULAR OPERATING EXPENSES

         The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base, offset by a reduction in the rates paid by the Company to access local exchange and long distance carrier facilities. While cost of service dollars increased slightly, it decreased as a percentage of service revenues to 14.0% for the six months ended June 30, 1998, from 17.8% for the six months ended June 30, 1997, which is due primarily to efficiencies gained from the growing subscriber base.

         Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

         The Company's general and administrative costs are principally considered to be variable costs, that is costs that will vary with the level of subscribers. The increase is primarily attributable to the increase in costs associated with supporting the increased subscriber base. While the general and administrative cost per average subscriber typically will decrease due to efficiencies gained from a larger subscriber base, the general and administrative cost per average subscriber increased to $12.70 for the six months ended June 30, 1998, compared to $12.49 for the six months ended June 30, 1997. This increase is the result of one time events that occurred in the second quarter of 1998, including a secondary offering of the Company's common stock (Note 6 to this quarter's consolidated financial statements) and a billing system conversion for the former Triad subscribers.

         The increase in sales and marketing costs is primarily due to the increase in subscribers added during the six months ended June 30, 1998, compared to the six months ended June 30, 1997. Sales and marketing cost per net subscriber added (excluding subscribers added from acquisitions), including the loss on equipment sales, increased to $729 for the six months ended June 30, 1998, from $524 for the six months ended June 30, 1997. This increase is largely to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of net subscriber additions as in the prior year. The growth in disconnected subscribers is a result of a slightly higher churn rate (representing customer attrition) applied to a larger subscriber base.

         The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's cellular systems including the acquisition of the Triad properties.

         PCS OPERATIONS

         The Company commenced its PCS operations in its first MTA in February 1996. Since that time, the Company has commenced operations in its six remaining MTAs on various dates through May of 1997. Due to the various dates at which each of the MTAs became operational, the revenues and expenses incurred may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses incurred by the Company's PCS operations were related to start-up costs incurred prior to the commencement of operations in each of the systems. Exclusive of depreciation and amortization expense, which was not material, approximately $1.6 million of start-up costs were incurred for the six months ended June 30, 1998, compared to $3.9 million for the six months ended June 30, 1997. Start-up costs incurred in the six months ended June 1998, primarily relate to non-construction costs incurred in the effort to get the Seattle and Phoenix BTAs ready for operation.

         The Company had 212,600 PCS subscribers at June 30, 1998, representing an increase of 84,000 or 65.3% from December 31, 1997. At June 30, 1997, the Company had 74,400 PCS subscribers, representing an increase of 38,900 or 109.6% from December 31, 1996.

         The following table sets forth certain financial data as it relates to the Company's PCS operations:

          (Dollars in thousands)                            SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------
                                                    1998           % CHANGE             1997
                                                 ----------       ----------         ----------
          PCS revenues:
             Service revenues ..............     $   50,319            153.9%       $   19,816
             Equipment revenues ............         16,072             55.2%           10,356
                                                 ----------                          ----------
                 Total revenues ............     $   66,391                         $   30,172
                                                 ==========                          ==========

          PCS operating expenses:
             Cost of service ...............     $   22,723             13.3%       $   20,051
             Cost of equipment sales .......         31,533             39.8%           22,555
             General and administrative ....         38,260             62.0%           23,613
             Sales and marketing ...........         32,361              9.2%           29,624
             Depreciation and amortization..         40,159             48.6%           27,024
                                                 ----------                          ----------
                 Total operating expenses...     $  165,036                         $  122,867
                                                 ==========                          ==========

         PCS REVENUES

         The increase in service revenues is due to the increase in the number of subscribers offset by a decrease in the average monthly subscriber revenue per average subscriber. The increase in subscribers is due to the relative maturity of the seven MTAs operating in the six months ended June 30, 1998, compared to the same seven MTAs that were operating in the six months ended June 30, 1997. Average monthly subscriber revenue per average subscriber was $47.85 for the six months ended June 30, 1998, compared to $64.44 for the six months ended June 30, 1997.

         Equipment sales increased primarily as a result of increased sales of handsets, offset by a decrease in the average handset selling price. While the Company expects total equipment sales to continue to increase, the decline in the average handset selling price will limit the growth of equipment sales.

         PCS OPERATING EXPENSES

         Cost of service expenses, cost of equipment sales, and depreciation and amortization expenses largely represent the expenses incurred by the operational PCS systems. Accordingly, cost of service expenses, cost of equipment sales, and depreciation and amortization expenses increased for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The relatively low increase in cost of service is related to efficiencies gained from the growing subscriber base as well as a reduction in rates paid by the Company to access local exchange and long distance carrier facilities.

         General and administrative costs increased due to the costs associated with supporting the additional operating markets and larger subscriber base. However, general and administrative costs per average subscriber decreased to $37.38 for the six months ended June 30, 1998, compared to $76.87 for the same period in 1997. This decrease is the result of efficiencies gained from a growing subscriber base.

         Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote the Company's PCS brand name in a greater number of markets. However, the sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $569 for the six months ended June 30, 1998, from $1,075 for the same period in 1997. This decrease is largely the result of a decrease in the churn rate for the six months ended June 30, 1998, compared to the same period in 1997. In addition, the Company is seeing cost efficiencies from an increased growth in subscribers.



OTHER INCOME (EXPENSE)

         Interest and financing expense increased to $61.8 million for the six months ended June 30, 1998, compared to $40.5 million for the six months ended June 30, 1997, due to the increase in long-term debt. Long-term debt was incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will continue to increase in 1998 as a result of increased borrowings the Company has incurred, and will continue to incur, to fund this expansion. The weighted average interest rate, before the effect of capitalized interest, was 9.1% and 10.1% for the six months ended June 30, 1998 and 1997, respectively.


EBITDA

         Consolidated EBITDA for the Company increased to $11.0 million for the six months ended June 30, 1998, from negative $23.0 for the six months ended June 30, 1997. This increase is due to the $69.5 million and $42.6 million cellular EBITDA for the six months ended June 30, 1998 and 1997, respectively, offset by a negative $58.5 million and negative $65.7 million PCS EBITDA for the six months ended June 30, 1998 and 1997, respectively. The increase in cellular EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 38.0% for the six months ended June 30, 1998, from 33.8% for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A wholly owned subsidiary of VoiceStream (the "PCS Borrower") also has a credit facility (the "PCS Credit Facility") with a consortium of lenders providing for $500 million of revolving credit and $500 million of term loans. As of June 30, 1998, $615 million and $300 million were outstanding under the Credit Facility and the PCS Credit Facility, respectively. Amounts available for borrowing under the Credit Facility and the PCS Credit Facility, which are limited by certain financial covenants and other restrictions, were $335 million and $200 million, respectively. Indebtedness under the Credit Facility matures on March 31, 2006. The PCS Credit Facility matures on December 31, 2006, for the revolver and one $250 million term loan, and June 30, 2007 for the other $250 million term loan. Both the Credit Facility and the PCS Credit Facility bear interest at variable rates. Substantially all the assets of the Company, other than certain PCS licenses acquired in the Federal Communications Commission's ("FCC") D and E Block auctions and certain other assets, are pledged as security for such indebtedness. The terms of the Credit Facility and the PCS Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

         In February 1998, a subsidiary of Hutchison Telecommunications Limited ("HTL") purchased 19.9% of the outstanding capital stock of VoiceStream for an aggregate purchase price of $248.4 million. Approximately $135 million of the proceeds are for use by VoiceStream to continued the build-out of its PCS systems during 1998. The remainder of the proceeds was paid to the Company as a repayment of advances made to VoiceStream and was used by the Company to reduce amounts outstanding under the Credit Facility.

         In June, 1998, a wholly owned subsidiary of the Company, through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Office of the Director of Telecommunications Regulation that it was the preferred applicant for a DCS-1800/GSM 900 mobile communications license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been granted and the terms of the purchase are under negotiation.

         During the remainder of 1998, the Company anticipates spending approximately $230 million on the construction of the build-out of the Seattle-Tacoma, Phoenix and Tucson BTA systems, to provide funds to Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS") for the build-out of certain BTA markets, and to expand the build-out of its PCS MTA systems. The Company will utilize the remaining net proceeds of the HTL investment, other cash on hand, the PCS Credit Facility and other sources of funding, for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of its cellular and PCS operations, provide for working capital and service debt. The Company believes such sources will be sufficient for the operations of the business. The Company continues to consider and expects to pursue additional sources of funding to enable the further development of the PCS business. Such sources may included the issuance of additional indebtedness and/or the sale of additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

         Net cash used in operating activities was $29.1 million for the six months ended June 30, 1998. Adjustments to the $117.2 million net loss to reconcile to net cash used in operating activities included $75.2 million of depreciation and amortization, $14.1 million for the equity in net loss of unconsolidated affiliates due to the increase in activity in the Company's interest in Cook Inlet PCS, and a $8.9 million decrease in inventory as a result of a conscious effort to decrease inventory levels from December 1997. Net cash used in operating activities was $52.1 million for the six months ended June 30, 1997.

         Net cash used in investing activities was $111.5 million for the six months ended June 30, 1998. Investing activities for such period consisted primarily of purchases of property and equipment of $63.5 million, of which $44.0 million was attributable to PCS capital expenditures, and $18.9 million of additions to licensing costs and other intangible assets, primarily attributable to 52 Local Multipoint Distribution Service (LMDS) licenses that the Company was the high bidder on in an FCC auction. In addition, acquisitions of wireless properties of $16.8 million in the six months ended June 30, 1998, consists primarily of the Company's purchase of the Nebraska 5 RSA in the second quarter. Net cash used in investing activities was $309.1 million for the six months ended June 30, 1997.

         Net cash provided by financing activities was $159.6 million for the six months ended June 30, 1998. Financing activities for such period consisted primarily of net proceeds from the sale of a minority interest in

VoiceStream of $243.7 million, and the net reduction of long-term debt of $80 million. Net cash provided by financing activities was $322.6 million for the six months ended June 30, 1997.

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

         A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the C and F Block license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, the Company has funded the operations of Cook Inlet PCS through the issuance of promissory notes. At June 30, 1998, the wholly owned subsidiary of VoiceStream had advanced funds totaling $42.5 million to Cook Inlet PCS under such promissory notes. During the second quarter of 1998, Cook Inlet PCS participated in the C Block restructuring options provided by the FCC. The options chosen by Cook Inlet PCS had the effect of reducing its debt by $29.1 million.


         YEAR 2000 ISSUES

         The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Any of the Company's, or its vendors, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the final planning phase of its year 2000 compliance project, however does not, as of yet, have a determinable estimate of the costs to be incurred. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Costs incurred to date have been insignificant. The Company and its vendors expect their year 2000 compliance project to be completed on a timely basis,however in the event that the Company or its major vendors fail to become compliant by the start of the year 2000, the Company is in the process of developing a contingency plan that will limit its risk for material loss.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to "Item 1. Legal Proceedings" in the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 30, 1998, concerning the Department of Justice investigation.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of Western Wireless Corporation was held on May 21, 1998.

         (b)  The following directors were elected to serve a one year term:
              John W. Stanton, John L. Bunce, Mitchell L. Cohen, Daniel J. Evans, Jonathan M. Nelson, and Terence M. O'Toole.

         (c) The following matters were voted upon at the meeting:

              1.      For the election of directors:

                                                     For                   Withheld
                                                     ---                   --------
                      John W. Stanton            541,989,855               989,312
                      John L. Bunce              541,989,855               989,312
                      Mitchell L. Cohen          541,989,555               989,612
                      Daniel J. Evans            581,987,515               991,652
                      Jonathan M. Nelson         541,990,055               989,112
                      Terence M. O'Toole         541,989,855               989,312

              2. Ratification of selection of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1998:

                      For:              541,914,144
                      Against:            1,059,895
                      Withheld:               5,128

ITEM 5.  OTHER INFORMATION

         Pursuant to the revised Rule 14a-4, if a proponent of a non-Rule 14(a)-8 shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement (or by an earlier or later date established by an overriding advance notice provision in the Company's articles of incorporation or bylaws), then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit           Description

                  10.70*      Amendment Number 4 to PCS 1900 Project and Supply
                              Agreement by and between Western PCS Corporation and Northern Telecom Inc. dated March 26, 1998.

                  10.71*      Supply Contract by and between Western PCS
                              Corporation and Nokia Telecommunications Inc.
                              dated March 9, 1998.

                  10.72*      Purchase and Sale Agreement by and between Nokia
                              Mobile Phones, Inc. and Western PCS Corporation dated March 9, 1998.

                  10.73       Loan Agreement among Western PCS Holding
                              Corporation, various financial institutions, and
                              Toronto-Dominion (Texas), Inc. as Administrative
                              Agent, dated June 26, 1998.

                  10.74       Asset Purchase Agreement by and between Western
                              Wireless Corporation and Corporate Telecom
                              Services, Inc. dated November 28, 1997.

                  10.75       Asset Purchase Agreement by and between WWC
                              Holding Co., Inc., Western Wireless Corporation, and Celludyne II, Inc. dated June 10, 1998.

                  27.1        Financial Data Schedule

----------

* Portions of these Exhibits have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

(b)   Reports on Form 8-K

        A Form 8-K was filed on April 6, 1998, announcing that Western Wireless Corporation would register shares of its stock on behalf of its shareholders.

        A Form 8-K was filed on April 23, 1998, reporting Western Wireless Corporation's financial and operating results for the first quarter ended March 31, 1998.

        A Form 8-K was filed on July 23, 1998, reporting Western Wireless Corporation's financial and operating results for the second quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation

By s:\ Donald Guthrie                        By s:\ Patricia L. Miller
   --------------------------                   --------------------------
Donald Guthrie                               Patricia L. Miller
Chief Financial Officer                      Controller (Principal
                                             Accounting Officer)



                              Dated: August 4, 1998

                                  EXHIBIT INDEX

        Exhibit     Description
        -------     -----------

        10.70*      Amendment Number 4 to PCS 1900 Project and Supply
                    Agreement by and between Western PCS Corporation and Northern Telecom Inc. dated March 26, 1998.

        10.71* Supply Contract by and between Western PCS Corporation and Nokia Telecommunications Inc. dated March 9, 1998.

        10.72*      Purchase and Sale Agreement by and between Nokia
                    Mobile Phones, Inc. and Western PCS Corporation dated March
                    9, 1998.

        10.73 Loan Agreement among Western PCS Holding Corporation, various financial institutions, and Toronto-Dominion
                    (Texas), Inc. as Administrative Agent, dated June 26, 1998.

        10.74       Asset Purchase Agreement by and between Western
                    Wireless Corporation and Corporate Telecom Services, Inc.
                    dated November 28, 1997.

        10.75       Asset Purchase Agreement by and between WWC Holding
                    Co., Inc., Western Wireless Corporation, and Celludyne II,
                    Inc. dated June 10, 1998.

        27.1        Financial Data Schedule

----------
* Portions of these Exhibits have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.