Form 10-Q/A
period 1998-06-20
WESTERN WIRELESS CORP
filed 1998-08-17
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QA


 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________________ TO


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                            91-1638901
--------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

      3650 131ST AVENUE S.E., #400,
          BELLEVUE,  WASHINGTON                                   98006
----------------------------------------                    --------------------
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


This amendment to the form 10-Q is being filed for the sole purpose of filing Exhibits 10.70, 10.71 and 10.72, which were omitted from the original filing on August 5, 1998.

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------
10.70 *           Amendment Number 4 to PCS 1900 Project and Supply
                  Agreement by and between Western PCS Corporation and Northern
                  Telecom Inc. dated March 26, 1998.

10.71 *           Supply Contract by and between Western PCS Corporation and Nokia
                  Telecommunications Inc. dated March 9, 1998.

10.72 *           Purchase and Sale Agreement by and between Nokia Mobile
                  Phones, Inc. and Western PCS Corporation dated March 9, 1998.

10.73 ** Loan Agreement among Western PCS Holding Corporation, various financial institutions, and Toronto-Dominion (Texas), Inc. as Administrative Agent, dated June 26, 1998.

10.74 **          Asset Purchase Agreement by and between Western Wireless
                  Corporation and Corporate Telecom Services, Inc. dated
                  November 28, 1997.

10.75 **          Asset Purchase Agreement by and between WWC Holding Co., Inc.,
                  Western Wireless Corporation, and Celludyne II, Inc. dated
                  June 10, 1998.

27.1 **           Financial Data Schedule

----------------------

* Portions of these Exhibits have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

**   Previously filed with the original Form 10-Q filed on August 5, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation



By s:\ Donald Guthrie                        By s:\ Patricia L. Miller
   -----------------------------                -----------------------------
Donald Guthrie                               Patricia L. Miller
Chief Financial Officer                      Controller (Principal
                                             Accounting Officer)

                             Dated: August 14, 1998