Form 10-Q
period 1998-09-30
WESTERN WIRELESS CORP
filed 1998-11-12
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         WASHINGTON                                      91-1638901
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3650 131ST AVENUE S.E., #400, BELLEVUE,
          WASHINGTON                                               98006
---------------------------------------                     --------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                       Shares Outstanding as of October 31, 1998
--------------------------------------------------------------------------------
Class A Common Stock, no par value                  38,589,654
Class B Common Stock, no par value                  37,314,957

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                                                                                                  Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of September 30, 1998, and December 31, 1997.............................................3

         Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 1998, and September 30, 1997..............4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1998, and September 30, 1997........................5

         Notes to Consolidated Financial Statements..................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................................12


PART II - OTHER INFORMATION.........................................................................19

ITEM 1.  LEGAL PROCEEDINGS..........................................................................19

ITEM 2.  CHANGES IN SECURITIES......................................................................19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................19

ITEM 5.  OTHER INFORMATION..........................................................................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................19



                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      September 30,          December 31,
                                                                                          1998                  1997
                                                                                      -----------           -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                          $    25,243           $    15,459
   Accounts receivable, net of allowance for doubtful accounts of
          $14,316 and $9,931, respectively                                                 58,359                55,652
   Inventory                                                                               23,508                36,425
   Prepaid expenses and other current assets                                               20,137                31,216
                                                                                      -----------           -----------
      Total current assets                                                                127,247               138,752

Property and equipment, net of accumulated depreciation
   of $322,380 and $221,031, respectively                                                 798,640               699,129
Licensing costs and other intangible assets, net of accumulated
   amortization of $89,251 and $73,049, respectively                                      837,554               807,409
Investments in and advances to unconsolidated affiliates                                   75,534                64,156
Other assets                                                                               11,422                10,527
                                                                                      -----------           -----------
                                                                                      $ 1,850,397           $ 1,719,973
                                                                                      ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $    20,740           $    11,519
   Accrued liabilities                                                                    108,480               104,595
   Construction accounts payable                                                           61,954                14,431
                                                                                      -----------           -----------
      Total current liabilities                                                           191,174               130,545
                                                                                      -----------           -----------

Long-term debt                                                                          1,415,000             1,395,000
                                                                                      -----------           -----------

Commitments (Note 5)

Minority interest in consolidated subsidiary                                               91,210
                                                                                      -----------

Shareholders' equity:
   Preferred stock, no par value, 50,000,000 shares authorized;
        no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized; Class A,
      37,464,111 and 22,201,336 shares issued and outstanding, respectively, and; Class B, 38,431,526 and 53,431,163 shares issued
      and outstanding, respectively                                                       800,949               675,036
   Deferred compensation                                                                   (1,310)                 (845)
   Deficit                                                                               (646,626)             (479,763)
                                                                                      -----------           -----------
      Total shareholders' equity                                                          153,013               194,428
                                                                                      -----------           -----------
                                                                                      $ 1,850,397           $ 1,719,973
                                                                                      ===========           ===========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended             Nine months ended
                                                       September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                     1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
Revenues:
     Subscriber revenues                        $    118,233    $     81,829    $    324,076    $    209,517
     Roamer revenues                                  22,082          12,243          47,115          27,810
     Equipment sales and other revenues               17,235          10,922          41,784          29,869
                                                ------------    ------------    ------------    ------------
          Total revenues                             157,550         104,994         412,975         267,196
                                                ------------    ------------    ------------    ------------

Operating expenses:
     Cost of service                                  26,705          24,040          75,026          66,563
     Cost of equipment sales                          30,597          21,989          77,107          57,496
     General and administrative                       40,238          28,660         120,546          78,849
     Sales and marketing                              44,347          31,233         113,643          88,254
     Depreciation and amortization                    40,282          37,305         115,483          96,927
                                                ------------    ------------    ------------    ------------
          Total operating expenses                   182,169         143,227         501,805         388,089
                                                ------------    ------------    ------------    ------------

Operating loss                                       (24,619)        (38,233)        (88,830)       (120,893)
                                                ------------    ------------    ------------    ------------

Other income (expense):
     Interest and financing expense, net             (31,699)        (27,289)        (93,498)        (67,797)
     Equity in net loss of unconsolidated
       affiliates                                     (7,647)         (3,799)        (21,712)         (7,107)
     Other, net                                        2,061           1,278           7,892           2,556
                                                ------------    ------------    ------------    ------------
          Total other income (expense)               (37,285)        (29,810)       (107,318)        (72,348)
                                                ------------    ------------    ------------    ------------

Minority interest in net loss of consolidated
       subsidiary                                     12,231                          29,285
                                                ------------                    ------------

          Net loss                              $    (49,673)   $    (68,043)   $   (166,863)   $   (193,241)
                                                ============    ============    ============    ============

Basic loss per common share                     $      (0.65)   $      (0.97)   $      (2.20)   $      (2.76)
                                                ============    ============    ============    ============

Weighted average common shares used in
   computing basic loss per common share          75,877,000      70,056,000      75,828,000      70,004,000
                                                ============    ============    ============    ============


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Nine months ended
                                                                            September 30,
                                                                      ------------------------
                                                                         1998           1997
                                                                      ---------      ---------
Operating activities:
   Net loss                                                           $(166,863)     $(193,241)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     115,483         96,927
      Employee equity compensation                                        1,530          1,492
      Equity in net loss of unconsolidated affiliates                    21,712          7,107
      Minority interest in net loss of consolidated subsidiary          (29,285)
      Other, net                                                          3,119          2,963
      Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
           Accounts receivable, net                                      (2,387)       (14,556)
           Inventory                                                     12,964         (5,063)
           Prepaid expenses and other current assets                     (3,921)          (214)
           Accounts payable                                               9,221          2,436
           Accrued liabilities                                           18,131         19,506
                                                                      ---------      ---------
      Net cash used in operating activities                             (20,296)       (82,643)
                                                                      ---------      ---------

Investing activities:
   Purchase of property and equipment                                  (151,866)      (279,936)
   Additions to licensing costs and other intangible assets             (20,025)       (54,620)
   Acquisition of wireless properties, net of cash acquired             (35,346)          (849)
   Investments in and advances to unconsolidated affiliates             (21,195)       (50,861)
   Refund of deposit held by FCC                                                         7,749
   Other                                                                   (943)
                                                                      ---------      ---------
      Net cash used in investing activities                            (229,375)      (378,517)
                                                                      ---------      ---------

Financing activities:
   Proceeds from issuance of common stock, net                              805            795
   Additions to long-term debt                                          430,000        427,000
   Repayment of debt                                                   (410,000)
   Deferred financing fees, net                                          (5,059)
   Proceeds from sale of minority interest in consolidated
      subsidiary, net                                                   243,709
                                                                      ---------      ---------
      Net cash provided by financing activities                         259,455        427,795
                                                                      ---------      ---------

Change in cash and cash equivalents                                       9,784        (33,365)

Cash and cash equivalents, beginning of period                           15,459         54,885
                                                                      ---------      ---------

Cash and cash equivalents, end of period                              $  25,243      $  21,520
                                                                      =========      =========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. The cellular operations are primarily in rural areas and the PCS operations are primarily in urban areas due to the Company's belief that there are certain strategic advantages to operating each technology in these respective areas. As of September 30, 1998, the Company provides cellular services in 90 markets. Through its 80.1% ownership in VoiceStream Wireless Corporation ("VoiceStream"), formerly known as Western PCS Corporation, the Company owns and operates PCS systems in seven Major Trading Areas ("MTA"). VoiceStream owns an additional 104 PCS Basic Trading Areas ("BTA") licenses which are not operational. VoiceStream holds limited partnership interests in joint ventures which own PCS licenses in 22 BTAs, one of which is operational and managed by VoiceStream under its PCS brand name. In addition, VoiceStream manages another BTA under its PCS brand name.

         The Company also holds interests in entities which own and operate wireless licenses in certain foreign countries, including Georgia, Ghana, Iceland, and Latvia. In addition, the Company has interests in entities which have been awarded wireless licenses in Ireland, Croatia and Haiti.

         The Company is considering alternatives to its current capital structure as further discussed in footnote 11.

         The Company expects to incur significant operating losses and to generate negative cash flows from its PCS operating activities while it develops and constructs its PCS systems and builds a PCS customer base.

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

         Cash paid for interest (net of amounts capitalized) was $93.1 million and $59.7 million for the nine months ended September 30, 1998 and 1997, respectively. Interest capitalized was $0.4 million and $4.0 million for the nine months ended September 30, 1998 and 1997, respectively.

                          WESTERN WIRELESS CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED):

     Reclassifications:

         Certain amounts in prior year's financial statements have been reclassified to conform to the 1998 presentation.


     Recently issued accounting standards:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of the Company's March 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organizational activities. It requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is not expected to materially affect the financial position or results of operations of the Company.


3.   PROPERTY AND EQUIPMENT:

Property and equipment consists of:

Dollars in thousands)                    SEPTEMBER 30,        DECEMBER 31,
                                              1998                1997
                                           ---------           ---------
Land, buildings, and improvements          $  21,841           $  20,406
Wireless communications systems              751,038             697,319
Furniture and equipment                       88,696              74,768
                                           ---------           ---------
                                             861,575             792,493
Less accumulated depreciation               (322,380)           (221,031)
                                           ---------           ---------
                                             539,195             571,462
Construction in progress                     259,445             127,667
                                           ---------           ---------
                                           $ 798,640           $ 699,129
                                           =========           =========

         Depreciation expense was $35.8 million and $33.6 million for the three months ended September 30, 1998 and 1997, respectively, and $101.8 million and $86.6 million for the nine months ended September 30, 1998 and 1997, respectively.

                          WESTERN WIRELESS CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   LONG-TERM DEBT:

(Dollars in thousands)                              SEPTEMBER 30,       DECEMBER 31,
                                                       1998                1997
                                                    ----------          ----------
Cellular Credit Facility:
      Revolver ...........................          $  445,000          $  495,000
      Term Loan ..........................             200,000             200,000
PCS Credit Facility:
      Revolver ...........................             120,000
      Term loan ..........................             250,000
10-1/2% Senior Subordinated Notes Due 2006             200,000             200,000
10-1/2% Senior Subordinated Notes Due 2007             200,000             200,000
PCS Vendor Facility ......................                                 300,000
                                                    ----------          ----------
                                                    $1,415,000          $1,395,000
                                                    ==========          ==========

         The Company has a $950 million credit facility with a consortium of lenders (the "Cellular Credit Facility"), in the form of a $750 million revolving credit loan (the "Cellular Revolver") and a $200 million term loan (the "Cellular Term Loan").

         In June 1998, a wholly owned subsidiary of VoiceStream (the "PCS Borrower") entered into a $1 billion credit facility with a consortium of lenders (the "PCS Credit Facility"). The PCS Credit Facility consists of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "PCS Revolver"), and a term loan (the "PCS Term Loan") for $250 million. The PCS Borrower must borrow the remaining $130 million delayed draw portion of the PCS Revolver by December 31, 1998, or lose access to such. In addition, the PCS Borrower must raise an additional $200 million in debt or equity before gaining access to the remaining $500 million of the PCS Revolver. Beginning September 2001, the amount available to borrow under the PCS Revolver and the principal balance of the PCS Term Loan are to be reduced by various percentages each year. The PCS Revolver and the PCS Term Loan are due in their entirety on December 31, 2006 and September 30, 2007, respectively. The PCS Credit Facility also contains certain financial covenants, which, among other things, impose limitations on the amount of indebtedness, limit the amount of capital spending and impose limitations on acquisitions and investments. The repayment of the PCS Credit Facility is secured by, among other things, the grant of a security interest in substantially all of the assets of the PCS Borrower.

         Any loan shall, at the option of the PCS Borrower, be made as a Base Rate Advance or Eurodollar Advance. Under the PCS Credit Facility, interest is payable at an applicable margin in excess of the prevailing rate. The applicable margin on the PCS Credit Facility is determined quarterly based on certain events and the leverage ratio of the PCS Borrower. As of September 30, 1998, all loans under the PCS Credit Facility had been borrowed using the Eurodollar option. The PCS Credit Facility also provides for an annual fee ranging from 0.375% to 0.5% on the unused commitment, payable quarterly.

         Immediately following the acquisition of the PCS Credit Facility, a wholly owned subsidiary of VoiceStream paid off, in its entirety, the balance owed under the $300 million PCS Vendor Facility.

         The aggregate amounts of principal maturities of the Company's debt are as follows (dollars in thousands):

          Three months ending December 31, 1998 ...................   $        0
          Year ending December 31,
          1999 ....................................................            0
          2000 ....................................................            0
          2001 ....................................................       54,500
          2002 ....................................................       83,250
          Thereafter ..............................................    1,277,250
                                                                      ----------
                                                                      $1,415,000
                                                                      ==========

                          WESTERN WIRELESS CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   COMMITMENTS:


         Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of September 30, 1998, are summarized below (dollars in thousands):

          Three months ending December 31, 1998.................   $       8,125
          Year ending December 31,
          1999..................................................          31,384
          2000..................................................          29,129
          2001..................................................          23,732
          2002..................................................          15,297
          Thereafter............................................          40,031
                                                                   -------------
                                                                   $     147,698
                                                                   =============

         Aggregate rental expense for all operating leases was approximately $8.8 million and $7.0 million for the three months ended September 30, 1998 and 1997, respectively, and $23.5 million and $20.6 million for the nine months ended September 30, 1998 and 1997, respectively.

         In order to ensure adequate supply and availability of certain wireless system equipment requirements and service needs, the Company has committed to purchase from various suppliers, wireless communications equipment and services. These agreements expire at various dates through the year 2003. The aggregate amount of these commitments total approximately $550 million. At September 30, 1998, the Company has ordered approximately $374 million under all of these agreements, of which approximately $26 million is outstanding.

         The Company has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


6.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY:

         In February 1998, the Company and its subsidiary, VoiceStream, consummated an agreement with Hutchison Telecommunications Limited ("HTL") and a subsidiary of HTL (the "HTL Sub") pursuant to which the HTL Sub purchased 19.9% of VoiceStream for an aggregate purchase price of $248.4 million. The Company and VoiceStream have amended certain outstanding financing agreements to which they are subject, and unless otherwise agreed to by HTL Sub and the Company, neither the Company nor VoiceStream shall have any liability regarding any indebtedness of the other. The HTL Sub has the right to designate two directors to a ten person Board of Directors of VoiceStream, which directors have certain rights with respect to certain transactions and actions of VoiceStream.


7.   SHAREHOLDERS' EQUITY:

         During the nine months ended September 30, 1998, the Company issued 163,138 shares of its Class A Common Stock as a result of employee stock options that were exercised.

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

                          WESTERN WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   SHAREHOLDERS' EQUITY - (CONTINUED):

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

         In January 1998, the Company issued 100,000 Class A Common Stock shares to certain key executives pursuant to an Executive Restricted Stock Plan.


8.   ACQUISITIONS:

         The Company has signed an agreement to purchase the cellular license and operations of the Wyoming 4 and Oklahoma 1 Rural Service Areas ("RSA") for an aggregate amount of approximately $19.0 million in cash. These purchases are pending approval from the Federal Communications Commission ("FCC"). The Company currently operates the Wyoming 4 RSA under an Interim Operating Authority ("IOA") from the FCC.

         In the third quarter of 1998, the Company purchased the cellular license and operations of the Colorado 4 RSA for approximately $18.5 million in cash. This transaction was accounted for using the purchase method. The results of operations of the property acquired are included in the Consolidated Statement of Operations from the date of acquisition.

         In the second quarter of 1998, the Company purchased the cellular license and operations of the Nebraska 5 RSA for approximately $15.5 million in cash. Prior to the purchase of the Nebraska 5 RSA, the Company operated this market under an IOA from the FCC. This transaction was accounted for using the purchase method.


9.   WESTERN WIRELESS INTERNATIONAL:

         In June 1998, a wholly owned subsidiary of the Company, Western Wireless International ("WWI"), through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Office of the Director of Telecommunications Regulation that it was the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been granted.

         In the third quarter of 1998, WWI, through two separate minority interests in partnerships, was granted licenses to provide wireless communication services in Haiti and Croatia.


10.  OTHER TRANSACTIONS:

         In July 1998, VoiceStream entered into an agreement to form a joint venture with third parties that will operate certain PCS licenses in the south Texas region under the VoiceStream brand name. VoiceStream's ownership percentage will be less than 25% with an initial contribution to the venture of certain licenses that it purchased in the FCC's D and E Block auction with a cost of approximately $2.5 million.

                          WESTERN WIRELESS CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  OTHER TRANSACTIONS - (CONTINUED):

         During the second quarter of 1998, Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"), a partnership in which a subsidiary of VoiceStream holds a 49.9% limited partnership interest, participated in the C Block restructuring options provided by the FCC. The FCC provided for various options, two of which were (1) the option to return to the FCC entire licenses purchased in the C Block auction and be relieved of 100% of the related debt ("Amnesty") or (2) to return 15 MHz, from a total of 30 MHz, of the licenses purchased in the auction and be relieved of one half of the related debt ("Dissagregation"). Of the licenses purchased in the C Block auction, Cook Inlet PCS chose Amnesty for the two BTAs in the Dallas MTA and Dissagregation for the remaining 11 BTA licenses. This resulted in a reduction of Cook Inlet PCS's debt of $29.1 million and a gain of $3.9 million, due to the retroactive adjustment of interest due on the related debt, the effect of which reduced the equity losses picked up by the Company for the second quarter operations.

         In the first quarter of 1998, the Company was granted 52 Local Multipoint Distribution Service (LMDS) licenses that it was the high bidder on in an FCC auction. The Company paid approximately $14.9 million for these licenses.


11. RULING REQUEST FILED WITH THE INTERNAL REVENUE SERVICE:

          The Company is considering alternatives to its current capital structure, one of which is a potential spin-off of its 80.1 percent ownership interest in VoiceStream to its shareholders on a tax-free basis. In connection with such consideration, the Company has filed a request for ruling with the Internal Revenue Service ("IRS") as to the tax-free nature of such spin-off. Such a transaction would be subject to numerous conditions including, among others, the receipt of a favorable IRS ruling, final approval by the Board of Directors of the terms and conditions of any such transaction, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of necessary SEC filings. There can be no assurance that such potential tax-free spin-off will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the "Company") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; the Company's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1997. As a result of acquisitions and due to the phase of the business cycle of the Company's personal communications services ("PCS") operations, the Company's operating results for prior periods may not be indicative of future performance.


OVERVIEW

         The Company provides wireless communications services in the western United States through the ownership and operation of cellular and PCS systems. The Company owns and operates cellular communications systems in 90 markets. Through its 80.1% ownership of VoiceStream Wireless Corporation ("VoiceStream"), the Company owns and operates PCS systems in seven Major Trading Areas ("MTA"). VoiceStream owns an additional 104 PCS Basic Trading Areas ("BTA") licenses which are not operational. VoiceStream holds limited partnership interests in joint ventures which own PCS licenses in 22 BTAs, one of which is operational and managed by VoiceStream under it's PCS brand name. In addition, VoiceStream manages another BTA under its PCS brand name. The results of operations of these joint ventures are not included in the following discussion of PCS operations.

         In the comparisons that follow, the Company has separately set forth certain information relating to cellular operations (including paging and competitive local exchange carrier operations) and PCS operations. The Company believes that this is appropriate because its cellular systems have been operating for a number of years and operate in rural markets while its PCS systems did not commence operations until 1996 and operate in urban markets.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

CELLULAR OPERATIONS

         The Company had 620,300 cellular subscribers at September 30, 1998. This represents an increase of 37,000 or 6.3% from June 30, 1998, and 100,300 or 19.3% from December 31, 1997. These increases include subscribers added through acquisitions of 4,800 and 5,100, for the three and nine months ended September 30, 1998, respectively. The company had 426,300 cellular subscribers at September 30, 1997. The increase in subscribers for the three and nine months ended September 30, 1997, was 36,400 or 9.3% and 102,100 or 31.5%, respectively.

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

         The following table sets forth certain financial data as it relates to the Company's cellular operations:

    (Dollars in thousands)           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------  ------------------------------------

                                      1998         1997        CHANGE     1998          1997         CHANGE
                                    --------     --------     --------  --------     ----------      -------
Cellular Revenues:
  Subscriber revenues               $ 84,942     $ 65,588       29.5%   $241,802     $  173,460       39.4%
  Roamer revenues                     20,972       12,243       71.3%     44,669         27,810       60.6%
  Equipment and other
    revenues                           5,450        3,871       40.8%     13,927         12,462       11.8%
                                    --------     --------               --------     ----------
       Total Revenues               $111,364     $ 81,702               $300,398     $  213,732
                                    ========     ========               ========     ==========

Cellular Operating Expenses:
  Cost of service                   $ 14,415     $ 12,105       19.1%   $ 40,013     $   34,577       15.7%
  Cost of equipment Sales              9,247        7,092       30.4%     24,224         20,044       20.9%
  General and administrative          22,313       15,873       40.6%     64,361         42,449       51.6%
  Sales and marketing                 21,964       15,963       37.6%     58,899         43,360       35.8%
  Depreciation and amortization       19,199       16,730       14.8%     54,241         49,328       10.0%
                                    --------     --------               --------     ----------
       Total operating expenses     $ 87,138     $ 67,763               $241,738     $  189,758
                                    ========     ========               ========     ==========

EBITDA                              $ 43,425     $ 30,669       41.6%   $112,901     $   73,302       54.0%
                                    ========     ========               ========     ==========


         CELLULAR REVENUES

         Both the three and nine month increase in subscriber revenues are primarily due to the 45.5% growth in the number of ending subscribers at September 30, 1998, compared to September 30, 1997, offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $47.05 for the three months ended September 30, 1998, a 11.7% decline from $53.26 for the three months ended September 30, 1997. The nine month average monthly subscriber revenue per average subscriber was down 8.8% to $47.11 from $51.63 in 1997. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

         The increase in roamer revenues for the three months ended September 30, 1998, can be attributed to a seasonal increase in roaming traffic. In addition to the seasonal increase seen in the three months ended September 30, 1998, for both the three and nine month period, a significant portion of the increase in roaming traffic is a result of the acquisition of the Triad RSAs.

         Equipment sales for both the three and nine months ended September 30, 1998, which consists primarily of handset sales, increased primarily due to the increase in the number of handsets sold due to the growth in subscribers.

         CELLULAR OPERATING EXPENSES

         The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base, offset by a slight reduction in the rates paid by the Company to access local exchange and long distance carrier facilities. While cost of service increased, it decreased as a percentage of service revenues to 13.4% for the three months ended and 13.8% for the nine months ended September 30, 1998. Whereas, the three and nine months ended September 30, 1997 were 15.3% and 16.8%, respectively. These decreases are due primarily to efficiencies gained from the growing subscriber base.

         Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for both the three and nine months ended September 30, 1998 compared to the same periods in 1997.

         The Company's general and administrative costs are principally variable costs, that is costs that will vary with the level of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. However, the general and administrative cost per average subscriber decreased due to efficiencies gained from a larger subscriber base. The general and administrative monthly cost per average subscriber decreased to $12.36 and $12.54 for the three months and nine months ended September 30, 1998, compared to $12.89 and $12.63 for the three months and nine months ended September 30, 1997.

         The increase in sales and marketing costs is primarily due to the increase in subscribers added during the three and nine months ended September 30, 1998, compared to the same periods in 1997. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $841 for the three months ended September 30, 1998, from $565 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, sales and marketing cost per net subscriber, including loss on equipment sales, increased to $767 from $538 for the same period in 1997. This increase for both periods is largely due to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of net subscriber additions as in the prior year. The growth in disconnected subscribers is a result of a slightly higher churn rate (representing customer attrition) applied to a larger subscriber base.

         The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's cellular systems including the acquisition of the Triad properties.

PCS OPERATIONS

         The Company commenced its PCS operations in its first MTA in February 1996. Since that time, the Company has commenced operations in its six remaining MTAs on various dates through May of 1997. Due to the various dates at which each of the MTAs became operational, the revenues and expenses incurred may not be representative of future operations. Additionally, during each period being discussed, a portion of the operating expenses incurred in the Company's PCS operations were related to start-up costs incurred prior to the commencement of operations in each of the systems. Exclusive of depreciation and amortization expense, which was not material, approximately $1.8 million and $3.4 million of start-up costs were incurred for the three months and nine months ended September 30, 1998, respectively, compared to $1.2 million and $5.1 million for the same respective periods in 1997. Start-up costs incurred in the third quarter of 1998, primarily relate to non-construction costs incurred in the effort to get the Seattle and Phoenix BTAs ready for operation.

         The Company had 264,800 PCS subscribers at September 30, 1998. This represents an increase of 52,200 or 24.6% from June 30, 1998, and 136,200 or 105.9% from December 31, 1997. The company had 101,000 PCS subscribers at September 30, 1997. The increase in subscribers for the three and nine months ended September 30, 1997, was 26,600 or 35.8% and 65,500 or 184.5%,
respectively.

           The following table sets forth certain financial data as it relates to the Company's PCS operations:

    (Dollars in thousands)                 THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------     ----------------------------------------
                                           1998           1997          CHANGE          1998           1997         CHANGE
                                        -----------    -----------     ---------     -----------    -----------    ----------
    PCS Revenues:
      Subscriber revenues               $   33,291     $   16,241      105.0%        $   82,274     $   36,057       128.2%
      Roamer revenues                        1,110                       N.M.             2,446                      N.M.
        Equipment revenues                  11,785          7,051       67.1%            27,857         17,407        60.0%
                                        ----------     ----------                    ----------     ----------
           Total Revenues               $   46,186     $   23,292                    $  112,577     $   53,464
                                        ==========     ==========                    ==========     ==========

    PCS Operating Expenses:
      Cost of service                   $   12,290     $   11,935        3.0%        $   35,013     $   31,986        9.5%
      Cost of equipment sold                21,350         14,897       43.3%            52,883         37,452       41.2%
      General and administrative            17,925         12,787       40.2%            56,185         36,400       54.4%
      Sales and marketing                   22,383         15,270       46.6%            54,744         44,894       21.9%
      Depreciation and amortization         21,083         20,575        2.5%            61,242         47,599       28.7%
                                        ----------     ----------                    ----------     ----------
           Total operating expenses     $   95,031     $   75,464                     $ 260,067      $ 198,331
                                        ==========     ==========                    ==========     ==========

    EBITDA                              $ (27,762)     $ (31,597)       12.1%        $ (86,248)     $ (97,268)       11.3%
                                        ==========     ==========                    ==========     ==========

         PCS REVENUES

         Both the three and nine month increase in subscriber revenues are primarily due to the 162.2% increase in the number of ending subscribers at September 30, 1998, compared to September 30, 1997, offset by a decrease in the average monthly subscriber revenue per average subscriber. The increase in subscribers is due to the relative maturity of the seven MTAs operating during the periods and the Company's "Get More" advertising campaign, featuring Jamie Lee Curtis, that was initiated in the second quarter of 1998. Average monthly subscriber revenue per average subscriber was $46.49 and $46.47 for the three and nine months ended September 30, 1998, respectively, compared to $61.88 and $63.26 for the same periods in 1997. The decrease in the average monthly subscriber revenue per average subscriber is primarily due to the Company's rollout of its 40/400 plan, which allows a subscriber to use up to 400 minutes a month for $40.

         Roamer revenues are a result of the Company's continuing effort to procure domestic and international roaming agreements with other carriers.

         Equipment sales, for both the three and nine month periods ending September 30, 1998, increased primarily as a result of increased sales of handsets, offset by a decrease in the average handset selling price. While the Company expects total equipment sales to continue to increase, the decline in the average handset selling price will limit the growth of equipment sales.

         PCS OPERATING EXPENSES

         Cost of service expenses, cost of equipment sales, and depreciation and amortization expenses largely represent the expenses incurred by the operational PCS systems. Accordingly, cost of service expenses, cost of equipment sales, and depreciation and amortization expenses increased for the nine months ended September 30, 1998, compared to the same period of 1997. The increase seen in the three months is primarily due to the relative maturity of each market in 1998 versus 1997. The relatively low increase in cost of service is related to efficiencies gained from the growing subscriber base for both the three and nine month periods. Cost of service decreased as a percentage of service revenues to 35.7% and 41.3% for the three and nine months ended September 30, 1998, respectively, from 73.5% and 88.7% for the same periods in 1997, respectively.

         General and administrative costs increased due to the costs associated with supporting the additional operating markets and larger subscriber base. However, general and administrative monthly costs per average subscriber decreased to $25.03 for the three months and $31.74 for the nine months ended September 30, 1998, compared to $48.71 and $63.89 for the same periods in 1997. This decrease is the result of efficiencies gained from a growing subscriber base as well as a reduction in property taxes. This reduction was the result of favorable legislative changes and valuation appeals.

         Sales and marketing costs increased as a result of the increase in net subscriber additions and the effort to promote the Company's PCS brand name in a greater number of markets. However, the sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $612 for the three months ended and $586 for the nine months ended September 30, 1998, from $869 and $991 for the same periods in 1997. This decrease is largely the result of a decrease in the churn rate in both the three and nine months ended September 30, 1998, compared to the same periods in 1997. In addition, the Company is seeing cost efficiencies from an increased growth in subscriber additions.


OTHER INCOME (EXPENSE)

         Interest and financing expense, net of capitalized interest, increased to $31.7 million and $93.5 million for the three months and nine months ended September 30, 1998, respectively, compared to $27.3 million $67.8 million for the same periods in 1997, due to the increase in long-term debt. Long-term debt was incurred primarily to fund the Company's capital expenditures associated with the build-out of the Company's PCS systems. Interest expense will continue to increase in 1998 as a result of increased borrowings the Company has incurred, and will continue to incur, to fund its expansion. The weighted average interest rate, before the effect of capitalized interest, was 9.3% and 8.7% for the three and nine months ended September 30, 1998, as compared to 10.1% for both periods in 1997.

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

         Consolidated EBITDA for the Company increased to $15.7 million and $26.7 million for the three months and nine months ended September 30, 1998, respectively, from negative $0.9 and negative $24.0 for the same periods in 1997. These increases were caused by an increase in the positive cellular EBITDA and improved negative PCS EBITDA. The increase in cellular EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 40.5% and 38.9% for the three months and nine months ended September 30, 1998, from 38.7% and 35.7% for the comparative periods in 1997. The improvement in PCS EBITDA is also primarily due to the cost efficiencies gained as a result of an increased subscriber base.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit facility (the "Cellular Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. A wholly owned subsidiary of VoiceStream (the "PCS Borrower") also has a credit facility (the "PCS Credit Facility") with a consortium of lenders providing for $500 million of revolving credit and $500 million of term loans. As of September 30, 1998, $645 million and $370 million were outstanding under the Cellular Credit Facility and the PCS Credit Facility, respectively. Amounts available for borrowing under the Cellular Credit Facility and the PCS Credit Facility, which are limited by certain financial covenants and other restrictions, were $305 million and $130 million, respectively. Indebtedness under the Cellular Credit Facility matures on March 31, 2006. The PCS Credit Facility matures on December 31, 2006, for the revolver and one $250 million term loan, and September 30, 2007 for the other $250 million term loan. Both the Cellular Credit Facility and the PCS Credit Facility bear interest at variable rates. Substantially all the assets of the Company, other than certain PCS licenses acquired in the Federal Communications Commission's ("FCC") D and E Block auctions and certain other assets, are pledged as security for such indebtedness. The terms of the Cellular Credit Facility and the PCS Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

         In February 1998, a subsidiary of Hutchison Telecommunications Limited ("HTL") purchased 19.9% of the outstanding capital stock of VoiceStream for an aggregate purchase price of $248.4 million. Approximately $135 million of the proceeds were used by VoiceStream to continue the build-out of its PCS systems during 1998. The remainder of the proceeds were paid to the Company as a repayment of advances made to VoiceStream and were used by the Company to reduce amounts outstanding under the Cellular Credit Facility.

         In June 1998, a wholly owned subsidiary of the Company, through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Office of the Director of Telecommunications Regulation that it was the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been granted.

         Through the end of 1999, the Company anticipates spending significant capital resources for the acquisition of wireless licenses and the continued development of its existing licenses. The Company anticipates this spending to be in excess of $300 million. In addition, further funds (which may be significant) will be required to finance the continued growth of its cellular and PCS operations, provide for working capital and service debt. The Company will utilize cash on hand, the Cellular Credit Facility, the PCS Credit Facility and other sources of funding, for such purposes. The Company continues to consider and expects to pursue additional sources of funding to enable the further development of the PCS business. Such sources may included the issuance of additional indebtedness and/or the sale of additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

         Net cash used in operating activities was $20.3 million for the nine months ended September 30, 1998. Adjustments to the $166.9 million net loss to reconcile to net cash used in operating activities included $115.5 million of depreciation and amortization, $29.3 million for the minority interest loss of consolidated subsidiaries, $21.7 million for the equity in net loss of unconsolidated affiliates due to the increase in activity in the Company's interest in Cook Inlet PCS, and a $13.0 million decrease in inventory as a result of an effort to decrease inventory levels from December 1997. Net cash used in operating activities was $82.6 million for the nine months ended September 30, 1997.

         Net cash used in investing activities was $229.4 million for the nine months ended September 30, 1998. Investing activities for such period consisted primarily of purchases of property and equipment of $151.9 million, of which $102.4 million was attributable to PCS capital expenditures. Other investing activity during the period includes $21.2 million of investments in and advances to unconsolidated affiliates, primarily related to the Cook Inlet PCS and $20.0 million of additions to licensing costs and other intangible assets, primarily attributable to 52 Local Multipoint Distribution Service (LMDS) licenses that the Company acquired in an FCC auction. In addition, acquisitions of wireless properties of $35.3 million in the nine months ended September 30, 1998, consists primarily of the Company's purchase of the cellular license and operations of the Nebraska 5 RSA and Colorado 4 RSA in the second and third quarters of 1998, respectively. Net cash used in investing activities was $378.5 million for the nine months ended September 30, 1997.

         Net cash provided by financing activities was $259.5 million for the nine months ended September 30, 1998. Financing activities for such period consisted primarily of net proceeds from the sale of a minority interest in VoiceStream of $243.7 million. Net cash provided by financing activities was $427.8 million for the nine months ended September 30, 1997.

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

         A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the C and F Block license purchase prices. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, the Company has funded the operations of Cook Inlet PCS through the issuance of promissory notes. At September 30, 1998, the wholly owned subsidiary of VoiceStream had advanced funds totaling $50.3 million to Cook Inlet PCS under such promissory notes. During the second quarter of 1998, Cook Inlet PCS participated in the C Block restructuring options provided by the FCC. The options chosen by Cook Inlet PCS had the effect of reducing its debt by $29.1 million.

         The Company is considering alternatives to its current capital structure, one of which is a potential spin-off of its 80.1 percent ownership interest in VoiceStream to its shareholders on a tax-free basis. In connection with such consideration, the Company has filed a request for ruling with the Internal Revenue Service ("IRS") as to the tax-free nature of such spin-off. Such a transaction would be subject to numerous conditions including, among others, the receipt of a favorable IRS ruling, final approval by the Board of Directors of the terms and conditions of any such transaction, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of necessary SEC filings. There can be no assurance that such potential tax-free spin-off will be consummated.


         YEAR 2000 ISSUES

         The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Any of the Company's, or its vendors, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is currently remediating its critical systems to address the year 2000 issue. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000.

         Much of the Company's technology, including technology associated with its critical systems, is purchased from third parties. The Company is dependent on those third parties to assess the impact of the year 2000 issue on the technology they have supplied and to take any necessary corrective action. The Company's plan includes obtaining letters from all third parties to determine whether they have accurately assessed the problem and taken corrective action.

         While costs incurred to date to address the year 2000 issue have not been significant, the Company expects to incur incremental consolidated expenses of not more than $5 million through the end of 1999 to implement its plan for its consolidated critical systems. In addition, the Company has redeployed internal resources to address the problem. The substantial majority of these expenses will be incurred in the first half of 1999. Additionally, the Company will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance and which is not expected to have a material impact on the Company's financial position or results of operations. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.

         Based on its current assessments and its remediation plan, which are based in part upon certain representations of third parties, the Company expects that it will not experience a disruption of its operations as a result of the change to the year 2000. However, there can be no assurance that neither the Company nor the third parties who have supplied technology used in the Company's critical systems will be successful in taking corrective action in a timely manner. To limit the risk for material loss, the Company is developing contingency plans with respect to certain key technology used in its critical systems, although there can be no assurance that these contingency plans will successfully avoid service disruption.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit           Description

                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Form 8-K was filed on July 23, 1998, reporting Western Wireless Corporation's financial and operating results for the second quarter ended June 30, 1998.

                  A Form 8-K was filed on October 27, 1998, reporting Western Wireless Corporation's financial and operating results for the third quarter ended September 30, 1998, and announcing the filing of a request for ruling with the Internal Revenue Service.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation

By: \S\Donald Guthrie                          By \S\Patricia L. Miller
       --------------                                ------------------
       Donald Guthrie                                Patricia L. Miller
       Chief Financial Officer                       Controller (Principal
                                                     Accounting Officer)




                            Dated: November 12, 1998

                                  EXHIBIT INDEX

Exhibit           Description
27.1              Financial Data Schedule


----------