Form 10-K405/A
period 1997-12-31
WESTERN WIRELESS CORP
filed 1999-03-31
CIK 930738

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

        The Company recognizes that technological advances and changing regulations have led to rapid evolution of the wireless telecommunications industry. At the end of 1996, the FCC, as required by the Omnibus Budget Reconciliation Act of 1993, transferred 200 MHz of spectrum previously allocated to Federal Government use to the private sector. In April of 1997, the FCC auctioned 30 MHz of spectrum for Wireless Communications Services, which can provide fixed or mobile telecommunications service. In late 1997, the FCC also auctioned 10 MHz of spectrum for Specialized Mobile Radio service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC commenced an auction of more than 1000 MHz of spectrum for the Local Multipoint Distribution Services. It also plans 1998 to auction in 25 MHz of spectrum for the General Wireless Communications Service, plus additional spectrum in the 220 MHz and 39 GHz bands. The Company cannot foresee how technological progress or economic incentive will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.


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


NAME                      AGE     POSITION
----                      ---     --------
John W. Stanton           42      Chairman, Director and Chief Executive Officer
Donald Guthrie            42      Vice Chairman and Chief Financial Officer
Robert R. Stapleton       39      President
Mikal J. Thomsen          41      Chief Operating Officer
Theresa E. Gillespie      45      Senior Vice President
Alan R. Bender            43      Senior Vice President, General Counsel, and Secretary
Cregg B. Baumbaugh        41      Senior Vice President - Corporate Development
Timothy R. Wong           42      Vice President - Engineering
Robert P. Dotson          37      Vice President - Marketing
Bradley J. Horwitz        42      Vice President - International
Patricia L. Miller        35      Controller and Principal Accounting Officer


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

 13.4(12)     Financial Statements and Supplementary Data

 21.1(1)      Subsidiaries of the Registrant

 23.1         Consent of Arthur Andersen LLP

   Exhibit                         Description
   -------                         -----------


 27.1(12)     Financial Data Schedule

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

(12) Previously filed as exhibit to Form 10-K for the year ended Decemeber 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  March 31, 1999

                                              WESTERN WIRELESS CORPORATION


                                              By /s/ JOHN W. STANTON
                                                 ------------------------------
                                              John W. Stanton
                                              Chairman of the Board and
                                              Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                              Title
          ----------                              -----
/s/ JOHN W. STANTON                  Chairman of the Board and Chief        Date: March 31, 1999
---------------------------                 Executive Officer
John W. Stanton                       (Principal Executive Officer)

/s/ DONALD GUTHRIE             Vice Chairman and Chief Financial Officer    Date: March 31, 1999
---------------------------           (Principal Financial Officer)
Donald Guthrie

/s/ PATRICIA L. MILLER                         Controller                   Date: March 31, 1999
---------------------------           (Principal Accounting Officer)
Patricia L. Miller

/s/ JOHN L. BUNCE, JR.                                                      Date: March 31, 1999
---------------------------                     Director
John L. Bunce, Jr.

/s/ MITCHELL R. COHEN                                                       Date: March 31, 1999
---------------------------                     Director
Mitchell R. Cohen

/s/ DANIEL J. EVANS                                                         Date: March 31, 1999
---------------------------                     Director
Daniel J. Evans

/s/ JONATHAN M. NELSON                                                      Date: March 31, 1999
---------------------------                     Director
Jonathan M. Nelson

/s/ TERENCE O'TOOLE                                                         Date: March 31, 1999
---------------------------                     Director
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

 13.4(12)     Financial Statements and Supplementary Data

 21.1(1)      Subsidiaries of the Registrant

 23.1         Consent of Arthur Andersen LLP

 27.1(12)     Financial Data Schedule

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

(12) Previously filed as exhibit to Form 10-K for the year ended December 31, 1997.