Form 10-Q/A
period 1998-09-30
WESTERN WIRELESS CORP
filed 1999-03-31
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A


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

                          WESTERN WIRELESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   SHAREHOLDERS' EQUITY - (CONTINUED):


         In February 1998, the Company received additional paid in capital of approximately $123.2 million related to the sale of a 19.9% interest in VoiceStream (2,484 newly issued shares of common stock). This represents the amount in excess of the book value of VoiceStream for the 19.9% interest purchased by the HTL Sub.


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


         Equipment sales for both the three and nine months ended September 30, 1998, which consists primarily of handset sales, increased primarily due to the increase in the number of handsets sold due to the growth in subscribers. Cost of equipment sales increased each year primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets. The Company expects this trend to continue. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.


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

EBITDA


         EBITDA represents operating income (loss) before depreciation and amortization. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. EBITDA is presented because it is a commonly used financial indictor in the wireless industry. It is used as an indicator of a company's ability to service and/or incur debt Because EBITDA is not calculated in the same manner by all companies, VoiceStream's presentation may not be comparable to other similarly titled measures of other companies.


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


         Through the end of 1999, the Company anticipates spending significant capital resources for the acquisition of wireless licenses and the continued development of its existing licenses, including Cook Inlet PCS. The Company anticipates this spending to be in excess of $300 million. In addition, further funds (which may be significant) will be required to finance the continued growth of its cellular and PCS operations, provide for working capital and service debt. The Company will utilize cash on hand, the Cellular Credit Facility, the PCS Credit Facility and other sources of funding, for such purposes. The Company continues to consider and expects to pursue additional sources of funding to enable the further development of the PCS business. Such sources may included the issuance of additional indebtedness and/or the sale of additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.


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


         A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on the C and F Block license purchase prices. No principal payments on these licenses are due in 1998. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, the Company has funded the operations of Cook Inlet PCS through the issuance of promissory notes. At September 30, 1998, the wholly owned subsidiary of VoiceStream had advanced funds totaling $50.3 million to Cook Inlet PCS under such promissory notes. During the second quarter of 1998, Cook Inlet PCS participated in the C Block restructuring options provided by the FCC. The options chosen by Cook Inlet PCS had the effect of reducing its debt by $29.1 million.


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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit           Description

                  27.1 (1)          Financial Data Schedule

                  (1) Previously filed as exhibit to Form 10-Q for the period ended September 30, 1998.

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




                            Dated: March 31, 1999