Form 10-K405
period 1998-12-31
WESTERN WIRELESS CORP
filed 1999-03-31
CIK 930738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  WASHINGTON                                     91-1638901
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or                (IRS Employer
                organization)                                Identification No.)

          3650 131ST AVENUE S.E.
           BELLEVUE, WASHINGTON                                    98006
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (425) 653-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale of such stock as of the close of trading on March 5, 1999, was $1,061,771,643.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Title                             Shares Outstanding as of March 5, 1999
-------------------------------------------------------------------------------------------
     Class A Common Stock, no par value              42,748,299
     Class B Common Stock, no par value              33,591,093


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: 1999 Proxy Statement - Part III.

                             WESTERN WIRELESS CORPORATION
                                       FORM 10-K
                          FOR THE YEAR ENDED DECEMBER 31, 1998


                                   TABLE OF CONTENTS

                                         Part I
Item 1. BUSINESS...........................................................................3

Item 2. PROPERTIES........................................................................25

Item 3. LEGAL PROCEEDINGS.................................................................25

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................25

EXECUTIVE OFFICERS OF THE REGISTRANT......................................................26

                                         Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............28

Item 6. SELECTED FINANCIAL DATA...........................................................29

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS......................................................................30

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................39

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.....................................................................39

                                        Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................40

Item 11. EXECUTIVE COMPENSATION...........................................................40

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................40

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................40

                                         Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K................41

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. The following information contains statements that are not based on historical fact, including the words "believes," "anticipates," "intends," "expects" and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include: 1) general economic and business conditions, both nationally and in the regions in which Western Wireless operates; 2) technology changes; 3) competition; 4) changes in business strategy or development plans; 5) Western Wireless' potentially high level of debt; 6) the ability to attract and retain qualified personnel; 7) existing governmental regulations and changes in, or the failure to comply with, governmental regulations; 8) liability and other claims asserted against Western Wireless; and 9) Western Wireless' ability and the ability of its third-party suppliers to take corrective action in a timely manner with respect to the Year 2000 issue.

        GIVEN THESE UNCERTAINTIES, WE CAUTION PROSPECTIVE INVESTORS NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. Western Wireless disclaims any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.



                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Western Wireless Corporation ("Western Wireless") provides wireless communications services in the United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. The cellular operations are primarily in rural areas and the PCS operations are primarily in urban areas due to Western Wireless' belief that there are certain strategic advantages to operating each technology in these respective areas. As of December 31, 1998, Western Wireless provides cellular services in 17 western states under the Cellular One(R) brand name. Western Wireless provides PCS services through its 80.1% ownership in VoiceStream Wireless Corporation ("VoiceStream"). VoiceStream had commenced commercial operations in ten markets under the VoiceStream(R) brand name as of December 31, 1998 (an eleventh market commenced commercial operations in February 1999). VoiceStream PCS services are also offered in three additional markets in conjunction with joint ventures (a fourth market commenced commercial operations in February 1999).

        On February 8, 1999, Western Wireless announced its intention to separate VoiceStream from Western Wireless' other operations (the "Spin-off"). Western Wireless has received a favorable ruling by the Internal Revenue Service for a tax free spin-off, and the approval by its board of directors to take the necessary steps to complete the Spin-off. Western Wireless will distribute all of its interest in VoiceStream to its shareholders upon the Spin-off. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off will establish VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless. The Spin-off is subject to numerous conditions including, among others, the receipt of certain government and third party approvals. There is no assurance that such conditions will be met to complete the Spin-off.

BACKGROUND

THE WIRELESS COMMUNICATIONS INDUSTRY

        OVERVIEW

        Wireless communications systems use a variety of radio frequencies to transmit voice and data. Broadly defined, the wireless communications industry includes one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular, PCS and Enhanced Specialized Mobile Radio ("ESMR") networks. Each such application is licensed in a distinct radio frequency block.

        Since its introduction in 1983, wireless service has grown dramatically. As of June 30, 1998, according to the Cellular Telecommunications Industry Association ("CTIA") there were over 60.8 million wireless subscribers in the United States, representing a penetration rate of 22.4%.

        In the wireless communications industry, there are two principal frequency bands licensed by the Federal Communications Commission ("FCC") for transmitting two way voice and data signals, "cellular" and "PCS." Cellular systems are generated at 824 to 899 MHz and can be either analog or digital. Although all cellular systems provide analog capabilities, digital technology has been introduced by most carriers in urban markets. Analog technology has several limitations, including lack of privacy and limited capacity. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy, and robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the internet).

        PCS is a term commonly used in the United States to describe a portion of radio spectrum from 1850 to 1990 MHz. PCS spectrum was auctioned by the FCC in six frequency blocks (A-F) beginning with the A and B Blocks in late 1994 and 1995. In late 1995 and in 1996 the C Block was auctioned and the FCC concluded simultaneous auctions of the D, E and F Blocks in 1997. In 1999, the FCC intends to reauction portions of the C, D, E and F Blocks returned to the FCC. This portion of radio spectrum is to be used by PCS licensees to provide wireless communications services. PCS competes directly with existing cellular telephone, paging and specialized mobile radio ("SMR") services. PCS includes features that are not generally offered by analog cellular providers, such as data transmissions to and from computers, advanced paging services and facsimile services. In addition, wireless providers may eventually offer mass market wireless local loop applications in competition with wired local communications services.

OPERATION OF WIRELESS COMMUNICATIONS SYSTEMS

        Wireless communications system service areas, whether cellular or PCS, are divided into multiple cells. Due to the frequencies in which they operate, a single cell in a cellular system generally transmits over a wider radius than a comparable PCS cell. In both cellular and PCS systems, each cell contains a transmitter, a receiver and signaling equipment (the "Cell Site"). The Cell Site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber's handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Wireless communications providers establish interconnection agreements with local exchange carriers and inter-exchange carriers, thereby integrating their system with the existing landline communications system.

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

        Wireless system operators normally agree to provide service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas in a practice called "roaming." Agreements among system operators provide that the carrier that normally provides services to the roaming subscriber pays the serving carrier at rates prescribed by the serving carrier. Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may be used wherever a subscriber is located, as long as a cellular system is operational in the area and necessary roaming arrangements exist. Although PCS and cellular systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. Dual mode phones, however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

        PCS systems operate under one of three principal digital signal transmission technologies, or standards, that have been deployed by various operators and vendors for use in PCS systems: GSM, TDMA or CDMA. GSM is the most widely used digital wireless standard in the world serving over 120 million subscribers in approximately 130 countries. A benefit associated with GSM technology is its use of an open system architecture that allows operators to purchase network equipment from a variety of vendors that share standard interfaces for operation.

        GSM and TDMA are both based upon time-division of spectrum and are currently incompatible with each other and with CDMA. Accordingly, a subscriber of a system that utilizes GSM technology is currently unable to use a GSM handset when traveling in an area not served by GSM-based PCS operators, unless the subscriber carries a dual-mode handset that permits the subscriber to use the analog cellular system in that area. Under a memorandum of understanding between GSM operators in the United States and Canada and the association of TDMA operators in the United States and Canada, there are plans to promote the interoperability of GSM and TDMA standards.

        The TDMA-based PCS standard offers the same features and services offered by the time division-based digital cellular standard currently in use by certain cellular operators in the United States, including AT&T Wireless Services Inc. ("AT&T Wireless") and Southwestern Bell Wireless ("Southwestern Bell"). Both the CDMA- and TDMA-based PCS standards use a closed system architecture that will limit PCS operators' choices of equipment vendors. The CDMA standard is the most widely adopted digital standard in the United States. CDMA-based PCS systems offer the same features and services offered by CDMA-based cellular systems.

THE CELLULAR BUSINESS OF WESTERN WIRELESS

        After the Spin-off Western Wireless will continue to operate domestic cellular services, paging and competitive local exchange services in select U.S. markets and international telecommunications operations through joint ventures.

        GENERAL

        Western Wireless operates high quality cellular systems in 17 western states, serving over 660,000 cellular subscribers under the Cellular One brand name. To support its rapidly growing subscriber base, Western Wireless operates and maintains extensive centralized management, back office functions and a call center in the state of Washington. Western Wireless also operates paging systems in eight western states serving 35,900 paging customers at December 31, 1998.

        Through international joint ventures, Western Wireless has interests in (and in certain cases manages) wireless licenses in several foreign countries, including Ghana, Iceland, Haiti, Croatia and the Republics of Latvia and Georgia. In addition, Western Wireless has interests in entities which have made wireless license applications in certain other foreign countries. Western Wireless does not own a controlling interest in any of these joint ventures. As such each of these joint ventures is accounted for using the equity method as of December 31, 1998. A joint venture which Western Wireless controls has been notified by the Irish Government that it is the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The license has not yet been issued, as the decision by the Irish Government is subject to a pending legal proceeding.

        CELLULAR STRATEGY

        Western Wireless' principal focus is on the operation of cellular systems in rural markets in the United States. Western Wireless believes that analog cellular is the optimum technology for these rural areas because they are less susceptible to competition and have a greater capacity for future growth than most major markets.

        Western Wireless' operating strategy is to position itself as the premier rural communications provider in the United States. This strategy requires that it: (i) maintain and operate high quality systems with extensive coverage; (ii) expand operations through increased subscriber growth and usage;
(iii) utilize centralized management, back office functions and its own sales force to improve operating efficiencies and generate greater economies of scale; and (iv) acquire additional cellular licenses in rural areas.

        Western Wireless is implementing its strategy by: (i) continually upgrading and maintaining its present systems to allow for more functionality and quality performance; (ii) offering a targeted range of products and services to complement today's business and personal lifestyles at competitive prices; and (iii) providing a superior level of customer service.

        Western Wireless has roaming arrangements with virtually every cellular carrier in North America including roaming arrangements with certain cellular carriers adjacent to Western Wireless' markets that provide attractive rates to Western Wireless' customers when roaming in these surrounding areas. In addition, Western Wireless has roaming arrangements with several wireless service providers, including AT&T Wireless, Sprint PCS L.P. ("Sprint PCS"), AirTouch Communications, Inc. ("AirTouch"), Southwestern Bell and U.S. West Wireless ("U.S. West") that allow their customers to roam in Western Wireless' cellular markets. Western Wireless allows PCS subscribers to roam in its markets through the use of dual and tri-mode handsets.

        WESTERN WIRELESS FORMATION

        Western Wireless was formed in July 1994 as the result of a business combination (the "Business Combination") among various companies, including Markets Cellular Limited Partnership d/b/a Pacific Northwest Cellular, a Delaware limited partnership ("MCLP"), and General Cellular Corporation, a Delaware corporation ("GCC"). GCC commenced operations in 1989 and MCLP was formed in 1992. As a result of the Business Combination and a series of related transactions, Western Wireless became the owner of all of the assets of MCLP. Accordingly, all financial data relating to Western Wireless herein with respect to periods after the date of the Business Combination reflect the operations of GCC and MCLP and all such data with respect to prior periods reflect only the operations of GCC, which, for accounting purposes, is considered Western Wireless' predecessor.

        CELLULAR MARKETS AND SYSTEMS

        Western Wireless operates cellular systems in 16 smaller Metropolitan Statistical Areas ("MSA") and 76 Rural Service Areas ("RSA"), and generally owns 100% of each of its cellular licenses that cover approximately 7.6 million people. See "-- Cellular Governmental Regulation, Licensing of Cellular Systems." Western Wireless' experience is that several inherent attributes of RSAs and small MSAs make such markets attractive. Such attributes include high subscriber growth rates, population bases of customers with substantial needs for wireless communications, the ability to cover larger geographic areas with fewer Cell Sites than is possible in urban areas, less intense competitive environments and less vulnerability to PCS competition.

        See the summarized financial results of Western Wireless' cellular operations in the footnotes to the consolidated financial statements located in
Part II of this Form 10-K.

        Population data in the following table is estimated for 1999 based upon 1998 estimates by Equifax Marketing Decision Systems, Inc. ("Equifax") adjusted by Western Wireless by applying Equifax's growth factors from 1997 to 1998.


                    CELLULAR                                           CELLULAR
                LICENSE AREA (1)          POPULATION               LICENSE AREA (1)             POPULATION
          ------------------------------ --------------     --------------------------------  ---------------
          California                                        Nevada
          Mono (CA-6)                           29,000      Humbolt (NV-1)                            46,000
                                         --------------     Lander (NV-2)                             57,000
            California Total                    29,000      Mineral (NV-4)                            36,000
                                         --------------     White Pine (NV-5)                         15,000
                                                                                              ---------------
          Colorado                                            Nevada Total                           154,000
          Pueblo                               134,000                                        ---------------
          Fremont (CO-4)                        89,000
          Elbert (CO-5)                         34,000      New Mexico
          Saguache (CO-7)                       50,000      Lincoln (NM-6)                           245,000
          Kiowa (CO-8)                          46,000                                        ---------------
          Costilla (CO-9)                       30,000        New Mexico Total                       245,000
                                         --------------                                       ---------------
            Colorado Total                     383,000      North Dakota
                                         --------------     Bismarck                                  91,000
                                                            Fargo                                    167,000
          Idaho                                             Grand Forks                              102,000
          Idaho (ID-2) (2)                      78,000      Divide (ND-1)                            104,000
                                         --------------     Bottineau (ND-2)                          59,000
            Idaho Total                         78,000      McKenzie (ND-4)                           64,000
                                         --------------     Kidder (ND-5)                             47,000
          Iowa                                                                               ---------------
          Sioux City                           123,000        North Dakota Total                     634,000
          Monona (IA-8)                         54,000                                       ---------------
                                         --------------     Oklahoma
            Iowa Total                         177,000      Cimarron (OK-1)                           27,000
                                         --------------     Beckham (OK-7)                           127,000
                                                            Jackson (OK-8)                            96,000
          Kansas
          Jewell (KS-3)                         52,000
          Marshall (KS-4)                      123,000

                    CELLULAR                                           CELLULAR
                LICENSE AREA (1)            POPULATION             LICENSE AREA (1)               POPULATION
          ------------------------------ -------------      --------------------------------  ---------------
          Ellsworth (KS-8)                     129,000        Oklahoma Total                          250,000
          Morris (KS-9)                         58,000                                        ---------------
          Franklin (KS-10)                     111,000       South Dakota
          Reno (KS-14)                         173,000       Rapid City                               109,000
                                         -------------       Sioux Falls (3)                          142,000
            Kansas Total                       646,000       Harding (SD-1)                            37,000
                                         -------------       Corson (SD-2)                             23,000
                                                             McPherson (SD-3)                          53,000
          Minnesota                                          Marshall (SD-4)                           69,000
          Kittson (MN-1)                        50,000       Custer (SD-5)                             27,000
          Lake of the Woods                                  Haakon (SD-6)                             41,000
           (MN-2-A1)                            26,000       Sully (SD-7)                              66,000
          Chippewa (MN-7)                      173,000       Kingsbury (SD-8)                          74,000
          Lac qui Parie  (MN-8)                 67,000       Harrison (SD-9)                          100,000
          Pipestone (MN-9)                     134,000                                         --------------
                                         -------------         South Dakota Total                     741,000
            Minnesota Total                    450,000                                         --------------
                                         -------------

          Missouri                                           Texas
          Bates (MO-9)                          79,000
                                         -------------       Abilene                                  153,000
            Missouri Total                      79,000       Lubbock                                  234,000
                                         -------------       Midland (3)                              117,000
                                                             Odessa (3)                               123,000
          Montana                                            San Angelo                               104,000
          Billings (3)                         125,000       Dallam (TX-1)                             57,000
          Great Falls                           80,000       Hansford (TX-2)                           90,000
          Lincoln (MT-1)                       151,000       Parmer (TX-3)                            141,000
          Toole (MT-2)                          37,000       Briscoe (TX-4)                            42,000
          Malta (MT-3)                          14,000       Hardeman (TX-5)                           76,000
          Daniels (MT-4)                        39,000       Gaines (TX-8)                            136,000
          Mineral (MT-5)                       190,000       Hudspeth (TX-12)                          27,000
          Deer Lodge (MT-6)                     64,000       Reeves (TX-13)                            32,000
          Fergus (MT-7)                         30,000       Loving (TX-14)                            46,000
          Beaverhead (MT-8)                     93,000                                         --------------
          Carbon (MT-9)                         32,000         Texas Total                          1,378,000
          Prairie (MT-10)                       20,000                                         --------------
                                         -------------
             Montana Total                     875,000      Utah
                                         -------------      Juab (UT-3)                                59,000
                                                            Beaver (UT-4)                             120,000
          Nebraska                                          Piute (UT-6)                               27,000
          Lincoln                              236,000        Utah Total                       --------------
          Cherry (NE-2)                         30,000                                                206,000
          Knox (NE-3)                          116,000                                         --------------
          Grant (NE-4)                          35,000
          Columbus (NE-5)                      148,000      Wyoming
          Keith (NE-6)                         110,000      Casper                                     63,000
          Hall (NE-7)                           92,000      Sheridan (WY-2)                            76,000
          Chase (NE-8)                          58,000      Cheyenne, Laramie (WY-4)                  134,000
          Adams (NE-9)                          80,000      Douglas (WY-5)                             12,000
          Cass (NE-10)                          87,000                                        ---------------
                                         -------------      Wyoming Total                             285,000
            Nebraska Total                     992,000                                        ---------------
                                         -------------
                                                                                              ---------------
                                                            Cellular Total                          7,602,000
                                                                                              ===============

(1) Excludes one market containing a population of 88,000 in which Western Wireless operates under an Interim Operating Authority.

(2) The population for Idaho 2 includes 5,000 persons in the Idaho 3 RSA because Western Wireless has construction permits to build Cell Sites in portions of Idaho 3 under its Idaho 2 license.

(3) Western Wireless owns approximately 98% of the Billings license, 99% of the Sioux Falls license, 96% of the Midland license and 96% of the Odessa license.

      In addition to the license areas listed in the above table, Western Wireless has announced the intention to purchase the Brownsville and McAllen MSAs in southern Texas from another cellular provider. These MSAs include a population of approximately 850,000. This acquisition is expected to close during the second quarter of 1999.

        CELLULAR PRODUCTS AND SERVICES

        Western Wireless offers its subscribers high quality cellular communications, as well as several custom calling services, such as call forwarding, call waiting, conference calling, voice message storage and retrieval, data services and no-answer transfer. In addition, all subscribers can access local government emergency services from their cellular handsets (with no air time charge) by dialing 911. Western Wireless will continue to evaluate new products and services that may be complementary to its wireless operations. Western Wireless has designed several pricing options to meet the varied needs of its customer base. Most options consist of a fixed monthly charge (with varying allotments of included minutes, in some cases), plus additional variable charges per minute of use. In addition, in most cases Western Wireless separately charges for its custom calling features.

        Western Wireless provides extended regional and national service to cellular subscribers in its markets, through its membership in North American Cellular Network ("NACN") and other regional networking arrangements, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States, Canada, Puerto Rico and the Virgin Islands. Western Wireless also has special roaming arrangements with certain cellular carriers in areas adjacent to Western Wireless' markets that provide Western Wireless' customers attractive rates when roaming in these surrounding areas.

        CELLULAR MARKETING, SALES AND CUSTOMER SERVICE

        Western Wireless' sales and marketing strategy is to generate continued net subscriber growth and increased subscriber revenues. In addition, Western Wireless targets a customer base which it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

        Marketing - Western Wireless markets its cellular products and services in all markets under the name Cellular One. Cellular One, the first national brand name in the cellular industry, is currently utilized by a national coalition of cellular licensees in 48 states with a combined estimated population of over 115 million. The national advertising campaign conducted by the Cellular One Group enhances Western Wireless' advertising exposure at a lesser cost than what could be achieved by Western Wireless alone.

        Sales - Western Wireless sells its products and services through a combination of direct and indirect channels. Western Wireless operates 165 retail sales locations under the Cellular One brand name and utilizes a direct sales force of over 1,000 persons based out of these offices, who are trained to educate new customers on the features of its products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels.

        Western Wireless believes that its local sales offices provide the physical presence in local markets necessary to position Cellular One as a quality local service provider, and give Western Wireless greater control over both its costs and the sales process. Western also utilizes indirect sales through an extensive network of national and local merchant and specialty retailers. Western Wireless intends to continue to use a combination of direct and indirect sales channels, with the mix depending on the demographics of each particular market.

        In addition, Western Wireless acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, Western Wireless has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        Customer Service - Customer service is a significant element of Western Wireless' operating philosophy. Western Wireless is committed to attracting and retaining subscribers by providing consistently superior customer service. In Issaquah, Washington, Western Wireless maintains a highly sophisticated monitoring and control system, a staff of customer service personnel and a well-trained technical staff to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year. Western Wireless has announced its intention to open a new call center in Manhattan, Kansas during 1999, to support its growing subscriber base.

        Western Wireless implements credit check procedures at the time of sale and continuously monitors customer churn (the rate of subscriber attrition). Western Wireless believes that it helps manage its churn through an outreach program by its sales force and customer service personnel. This program not only enhances subscriber loyalty, but also increases add-on sales and customer referrals. The outreach program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

        CELLULAR SUPPLIERS AND EQUIPMENT VENDORS

        Western Wireless does not manufacture any of the handsets or Cell Site equipment used in its operations. The high degree of compatibility among different manufacturers' models of handsets and Cell Site equipment allows Western Wireless to design, supply and operate its systems without being dependent upon any single source of such equipment. The handsets and Cell Site equipment used in the operations are available for purchase from multiple sources, and anticipates that such equipment will continue to be available in the foreseeable future. Western Wireless currently purchases handsets primarily from Motorola, Inc., NEC Inc. and Nokia Telecommunications, Inc. ("Nokia") and its Cell Site and switching equipment primarily from Northern Telecom, Inc. and Lucent Technologies, Inc.

        CELLULAR COMPETITION

        Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two existing cellular licensees. Also, SMR dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as ESMR, in many cities throughout the United States, including some of the markets in which Western Wireless operates.

        Western Wireless has one cellular competitor in each of its cellular markets including AirTouch, Aliant Communications, Inc., CommNet Cellular Inc., Kansas Cellular, Southwestern Bell and United States Cellular Corporation. Western Wireless has one PCS competitor in some of its largest markets. Western Wireless also competes with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers in its cellular markets. Potential users of cellular systems may, however, find their communications needs satisfied by other current and developing technologies. One or two-way paging services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. In the future, cellular service may also compete more directly with traditional landline telephone service providers.

        The FCC requires all cellular and PCS licensees to provide service to "resellers." A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with Western Wireless.

        In the future, Western Wireless expects to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        CELLULAR INTELLECTUAL PROPERTY

        Cellular One is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership comprised of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell, together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. Western Wireless uses the Cellular One service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. The licensing agreements require Western Wireless to provide high-quality cellular telephone service to its customers, and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. The licensing agreements that Western Wireless has entered into are for original five-year terms expiring on various dates. Assuming compliance by Western Wireless with the provisions of the agreements, each of these agreements may be renewed at Western Wireless' option for three additional five-year terms.

        Western Wireless holds federal trademark registration of the mark "Western Wireless" and has registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

        CELLULAR GOVERNMENTAL REGULATION

        The FCC regulates the licensing, construction, operation, acquisition and sale of cellular systems in the United States pursuant to the Communications Act of 1934 (the "Communications Act" ), as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

        LICENSING OF CELLULAR SYSTEMS

        A cellular communications system operates under a protected geographic service area license granted by the FCC for a particular market on one of two frequency blocks allocated for cellular service. One license for each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market and is called the wireline or "B" band license and the other license is called the non-wireline or "A" band license. Following notice of completion of construction, a cellular operator obtains initial operating authority. Cellular authorizations are generally issued for a 10-year term beginning on the date of the initial notification of construction by a cellular carrier. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the Cellular Geographic Service Area or CGSA. A cellular licensee has the exclusive right to serve the entire area that falls within the licensee's MSA or RSA for a period of five years after grant of the licensee's construction permit. At the end of the five-year period, however, the licensee's exclusive CGSA rights become limited to the area actually served by the licensee as of that time, as determined pursuant to a formula adopted by the FCC. After the five-year period any entity may apply to serve portions of the MSA or RSA not being served by the licensee. The five year exclusivity period has expired for most licensees and parties have filed unserved area applications, including some in Western Wireless markets.

        Near the conclusion of the 10-year license term, licensees must file applications for renewal of licenses. The FCC has adopted specific standards to apply to cellular renewals, under which standard the FCC will award a renewal expectancy to a cellular licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines. Western Wireless has approximately 70 cellular licenses which will be subject to renewal in the next three years. While Western believes that each of its cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed.

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

        Under the FCC's current rules specifying spectrum ownership limits affecting cellular licensees, no entity may hold licenses for more than 45
MHz of cellular, PCS and SMR services regulated as Commercial Mobile Radio Service ("CMRS") where there is significant overlap in any geographic area (significant overlap will occur when at least ten percent of the population of the PCS licensed service area is within the Cellular Geographic Service Area (""CGSA'') and/or SMR service area, as defined by the FCC). The FCC is currently reexamining these ownership limits.

        Western Wireless owns cellular licenses serving markets that are wholly or partially within the Denver MTA and the Oklahoma City MTA, resulting in Western Wireless exceeding the FCC's current 45 MHz of cellular, PCS and CMRS cross ownership restriction described above. Western Wireless has filed waiver requests with the FCC with respect to both MTAs, both of which are pending, and has been allowed to delay compliance with the ownership restriction until the FCC rules on the waiver requests. In the event that this restriction is not waived or the rule itself revised, either VoiceStream or Western Wireless will be obligated to divest sufficient portions of their markets in the Denver and Oklahoma City MTA to come into compliance with the rules. Western Wireless does not believe such restriction or any actions Western Wireless or Western Wireless is required to take to comply therewith will have a material adverse effect on Western Wireless due to the relatively minor geographic overlap.

        Cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations respecting the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to Western Wireless' activities. Western Wireless uses, among other facilities, common carrier point to point microwave facilities to connect Cell Sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

        The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service ("CMRS") or any private mobile radio service, which CMRS includes cellular service.

        Western Wireless has purchased its Cellular licenses from private parties or the federal government. Western Wireless has used a combination of debt and equity financing to acquire such licenses.

        TRANSFERS AND ASSIGNMENTS OF CELLULAR LICENSES

        The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a construction permit or license for a cellular system (proforma transfer of control does not require prior FCC approval). Subject to FCC approval, a license or permit may be transferred from a non-wireline entity to a wireline entity, or vice versa. Non-controlling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. Any acquisition or sale by Western Wireless of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as any state or local regulatory authorities having competent jurisdiction.

        In addition, the FCC's rules prohibit the alienation of any ownership interest in an RSA application, or an entity holding such an application, prior to the grant of a construction permit. For unserved cellular areas, no change of control may take place until after the FCC has granted both a construction permit and a license and the licensee has provided service to the public for at least one year. These restrictions affect the ability of prospective purchasers, including Western Wireless, to enter into agreements for RSA and unserved area acquisitions prior to the lapse of the applicable transfer restriction periods. The restriction on sales of interests in RSA and unserved area applications and on agreements for such sales should not have a greater effect on Western Wireless or any other prospective buyer.

        WESTERN WIRELESS EMPLOYEES AND LABOR RELATIONS

        Western Wireless considers its labor relations to be good and, to Western Wireless' knowledge, none of its employees is covered by a collective bargaining agreement. As of December 31, 1998, Western Wireless, excluding VoiceStream, employed a total of approximately 2,137 people in the following areas:

                                                                                     Number of
                 Category                                                            Employees
                 --------                                                            ---------
                 Sales and marketing                                                   1,170
                 Engineering                                                             149
                 General and administration, including customer service                  818

THE BUSINESS OF WESTERN WIRELESS INTERNATIONAL

        After the Spin-off, Western Wireless International ("WWI") will continue to operate as a subsidiary of Western Wireless.

        GENERAL OVERVIEW

        WWI has pursued a strategy of obtaining interests in licenses to provide telecommunications services in a variety of countries. The elements of WWI's strategy are to find opportunities where, with local partners, the company can leverage its operating knowledge and construction capabilities to bring wireless telecommunications to markets it believes are underserved by the existing, if any, wireless operators. In addition, it has been the strategy of WWI to pursue ventures that it believes will result in a minimal amount of license costs to be paid to the licensing authority.

        Operating companies in which WWI has a minority interest have begun operations in the Republics of Latvia and Georgia and Iceland and had a total of 75,000 subscribers as of December 31, 1998.

        In addition, WWI has minority interests in licenses in Ghana, Haiti and Croatia. WWI expects the operating companies to begin to provide wireless services in each of these countries during 1999.

        A joint venture which WWI controls has been notified by the Irish Government that it is the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The license has not yet been issued, as the decision by the Irish Government is subject to a pending legal proceeding.

THE PCS BUSINESS OF VOICESTREAM

        After the Spin-off, Western Wireless and VoiceStream will operate as separate businesses. VoiceStream will continue to operate its PCS business in urban areas in the United States.

        GENERAL

        VoiceStream provides PCS services under the VoiceStream brand name in 11 urban markets -- Denver, Seattle/Tacoma, Phoenix/Tucson, Portland, Salt Lake City, Des Moines, Oklahoma City, Honolulu, El Paso, Albuquerque and Boise -- and is currently constructing systems in San Antonio and Austin. VoiceStream holds 107 broadband PCS licenses covering approximately 62.6 million persons. VoiceStream has experienced rapid growth of its operations since commencement in February 1996. VoiceStream's subscribers have grown to 322,400 at December 31, 1998, and revenues have grown to $168.0 million for the year ended December 31, 1998. VoiceStream believes these results reflect the strong demand for wireless services in its markets, the success of its marketing strategy and its management capabilities.

        VoiceStream believes its PCS service offerings are more extensive than those generally offered by cellular systems in VoiceStream's markets. Service offerings include all of the services typically provided by cellular systems, as well as paging, caller identification, text messaging, smart cards, voice mail, over-the-air activation and over-the-air subscriber profile management.

        VoiceStream's goal is to achieve significant market penetration by aggressively marketing competitively priced services under its proprietary VoiceStream brand name, offering enhanced services not generally provided by cellular operators and providing superior customer service. In addition, VoiceStream is well-positioned to be a low-cost provider of PCS services by utilizing centralized management, marketing, billing and customer service functions, and by focusing on efficient customer acquisition and retention.

        VoiceStream selected GSM as the digital standard for its PCS systems because it believes GSM has significant advantages over the other competing digital standards. These advantages include the widest array of features, and an open system architecture that provides cost advantages in choosing from a variety of equipment options and providers, which result from the experience of years of proven operability in Europe and Asia. GSM is the leading digital wireless standard in the world, with over 120 million customers in 130 countries.

        VoiceStream has entered into roaming agreements with substantially all of the licensees that have deployed the GSM standard in North America. Such agreements will allow VoiceStream's subscribers to roam in these carriers' PCS markets, and vice versa, when such systems are operational. VoiceStream also has approximately 90 reciprocal roaming agreements with a variety of international carriers who have chosen to deploy the GSM standard. In addition, VoiceStream has entered into roaming agreements with several cellular carriers, including Western Wireless.

        VOICESTREAM STRATEGY

        VoiceStream's principal focus is on the operation of PCS systems in urban markets in the United States. VoiceStream believes that PCS is the optimum technology for more densely populated urban areas where cellular systems are generally more expensive to deploy and face potential capacity constraints.

        VoiceStream's operating strategy is to: (i) construct and operate high quality systems with extensive coverage in urban areas; (ii) expand operations through increased subscriber growth and usage; (iii) utilize centralized management, back office functions and its own sales force to improve operating efficiencies and generate greater economies of scale; and (iv) acquire additional PCS licenses in urban markets.

        VoiceStream is implementing its strategy by: (i) expanding its present systems and building new systems; (ii) offering a targeted range of products to complement today's business and personal lifestyles at competitive prices; (iii) continually upgrading the quality of its network; (iv) establishing brand recognition through a strong sales and marketing program; and (v) providing a superior level of customer service.

        VOICESTREAM FORMATION

        VoiceStream was formed in 1994 as "Western PCS Corporation" to participate on behalf of Western Wireless and its shareholders in FCC auctions of various PCS licenses. It was a wholly owned subsidiary of Western Wireless until February 1998, when Hutchison Telecommunications PCS (USA) Limited ("Hutchison USA"), a subsidiary of Hutchison Whampoa Limited ("Hutchison"), invested $248.4 million (the "Hutchison Investment") to purchase newly issued shares of common stock representing a 19.9 percent interest in VoiceStream.

        VOICESTREAM MARKETS AND SYSTEMS

        VoiceStream owns 107 broadband PCS licenses, seven of which are for Major Trading Area ("MTA") license areas and 100 of which are for Basic Trading Area ("BTA") license areas, covering a total of approximately 62.6 million persons. See "-- PCS Governmental Regulation, Licensing of PCS Systems." MTAs and BTAs are based on the Rand McNally 1992 Commercial Atlas & Marketing Guide, 123rd Edition, at pages 38-39 ("BTA/MTA Map"). Rand McNally organizes the 50 States and the District of Columbia into 47 MTAs and 487 BTAs. The BTA/MTA Map is available for public inspection at the Office of Engineering and Technology's Information Center, 2000 M Street, NW., Washington, DC 20554.

        VoiceStream obtained its licenses as follows: (i) six MTA licenses in the FCC's A Block auction in 1995; (ii) one MTA license from another carrier in 1996; (iii) 92 BTA licenses in the FCC's D and E Block auctions in 1997; and
(iv) eight BTA licenses from another carrier in October 1997. Cook Inlet Western Wireless PV/SS PCS, LP ("Cook Inlet PCS"), in which VoiceStream owns a 49.9% limited partnership interest, owns 18 PCS BTA licenses that were acquired in the FCC's C and F Block auctions. Cook Inlet PCS provides service in the Spokane, Tulsa, Phoenix/Tucson and Seattle/Tacoma markets. VoiceStream has also formed another joint venture with some of the same Cook Inlet PCS partners to participate in the FCC's reauction of C and F Block licenses. Through other joint ventures in which VoiceStream has an interest, PCS service is available in the Wichita market and certain markets in Iowa, and is anticipated to be available in certain markets in southern Texas in 1999. All of these operational markets use the internationally-proven GSM technology.

        See the summarized financial results of Voice Stream's PCS operations in the footnotes to the consolidated financial statements located in Part II of this Form 10-K.

        Population data in the following table is estimated for 1999 based upon 1998 estimates by Equifax adjusted by VoiceStream by applying Equifax's growth factors from 1997 to 1998.

MTA/BTA LICENSE AREA                                            POPULATION    BLOCK          MHZ
--------------------                                            ----------    -----        ------
Denver
  Casper-Gillette.......................................            140,000     B          30 MHz
  Cheyenne..............................................            109,000     B          30 MHz
  Colorado Springs......................................            513,000     B          30 MHz
  Denver................................................          2,478,000     B          30 MHz
  Fort Collins..........................................            231,000     B          30 MHz
  Grand Junction........................................            233,000     B          30 MHz
  Greeley...............................................            160,000     B          30 MHz
  Pueblo................................................            299,000     B          30 MHz
  Rapid City............................................            194,000     B          30 MHz
  Riverton..............................................             49,000     B          30 MHz
  Rock Springs..........................................             59,000     B          30 MHz
  Scottsbluff...........................................            101,000     B          30 MHz
                                                                  ---------
                                                                  4,566,000

Seattle
  Olympia-Centralia.....................................            327,000     E          10 MHz
  Seattle-Tacoma........................................          3,090,000     E          10 MHz
                                                                  ---------
                                                                  3,417,000

Phoenix
  Flagstaff.............................................            119,000     D          10 MHz
  Nogales...............................................             40,000     D          10 MHz
  Phoenix...............................................          3,191,000     D          10 MHz
  Prescott..............................................            153,000     D          10 MHz
  Sierra Vista-Douglas..................................            114,000     D          10 MHz
  Tucson................................................            807,000     D          10 MHz
  Yuma..................................................            126,000     D          10 MHz
                                                                  ---------
                                                                  4,550,000

Portland
  Bend..................................................            141,000     A          30 MHz
  Coos Bay-North Bend...................................             84,000     A          30 MHz
  Eugene-Springfield....................................            312,000     A          30 MHz
  Klamath Falls.........................................             81,000     A          30 MHz
  Longview..............................................             96,000     A          30 MHz

MTA/BTA LICENSE AREA                                            POPULATION    BLOCK          MHZ
--------------------                                            ----------    -----        ------
  Medford-Grants Pass...................................            249,000     A          30 MHz
  Portland..............................................          2,041,000     A          30 MHz
  Roseburg..............................................            103,000     A          30 MHz
  Salem-Albany..........................................            514,000     A          30 MHz
                                                                  ---------
                                                                  3,621,000

Salt Lake City
  Logan.................................................            101,000     A          30 MHz
  Provo-Orem............................................            358,000     A          30 MHz
  Salt Lake City........................................          1,554,000     A          30 MHz
  St. George............................................            129,000    A, E        40 MHz
  Boise-Nampa...........................................            538,000     A          30 MHz
  Idaho Falls...........................................            211,000     A          30 MHz
  Pocatello.............................................            102,000     A          30 MHz
  Twin Falls............................................            158,000     A          30 MHz
                                                                  ---------
                                                                  3,151,000
El Paso-Albuquerque
  Albuquerque...........................................            792,000     A          30 MHz
  Carlsbad..............................................             54,000     A          30 MHz
  Farmington-Durango....................................            194,000     A          30 MHz
  Gallup................................................            141,000     A          30 MHz
  Las Cruces............................................            240,000     A          30 MHz
  Roswell...............................................             79,000     A          30 MHz
  Santa Fe..............................................            204,000     A          30 MHz
  El Paso...............................................            772,000     A          30 MHz
                                                                  ---------
                                                                  2,476,000

Oklahoma City
  Ada...................................................             54,000     A          30 MHz
  Ardmore...............................................             88,000     A          30 MHz
  Enid..................................................             85,000    A, E        40 MHz
  Lawton-Duncan.........................................            173,000     A          30 MHz
  McAlester.............................................             53,000     A          30 MHz
  Oklahoma City.........................................          1,391,000    A, E        40 MHz
  Ponca City............................................             46,000    A, E        40 MHz
  Stillwater............................................             76,000    A, E        40 MHz
                                                                  ---------
                                                                  1,966,000

Des Moines-Quad Cities
  Burlington............................................            137,000     A          10 MHz
  Cedar Rapids..........................................            280,000     A          10 MHz
  Clinton-Sterling......................................            146,000     A          10 MHz
  Davenport-Moline......................................            427,000     A          10 MHz
  Des Moines(1).........................................            776,000     A        10/30 MHz
  Dubuque...............................................            177,000     A          10 MHz
  Fort Dodge............................................            126,000     A          10 MHz
  Iowa City.............................................            122,000     A          10 MHz
  Marshalltown..........................................             56,000     A          10 MHz
  Mason City............................................            116,000     A          10 MHz
  Ottumwa...............................................            123,000     A          10 MHz
  Sioux City............................................            341,000     A          10 MHz
  Waterloo-Cedar Falls..................................            259,000     A          10 MHz
                                                                  ---------
                                                                  3,086,000

Honolulu
  Hilo..................................................            142,000     A          30 MHz
  Honolulu..............................................            866,000     A          30 MHz
  Kahului-Wailuku-Lahaina...............................            123,000     A          30 MHz
  Lihue.................................................             57,000     A          30 MHz
                                                                  ---------
                                                                  1,188,000

San Antonio
  San Antonio...........................................          1,805,000     D          10 MHz

Dallas-Fort Worth
  Abilene...............................................            256,000     D          10 MHz
  Amarillo..............................................            407,000     D          10 MHz
  Austin................................................          1,188,000     D          10 MHz

MTA/BTA LICENSE AREA                                            POPULATION    BLOCK          MHZ
--------------------                                            ----------    -----        ------
  Big Spring............................................             35,000     D          10 MHz
  Brownwood.............................................             62,000     D          10 MHz
  Clovis................................................             80,000     E          10 MHz
  Hobbs.................................................             56,000     D          10 MHz
  Lubbock...............................................            404,000     E          10 MHz
  Midland...............................................            122,000    D, E        20 MHz
  Odessa................................................            217,000    D, E        20 MHz
  Paris.................................................             91,000     D          10 MHz
  San Angelo............................................            165,000     D          10 MHz
                                                                  ---------
                                                                  3,083,000
St. Louis
  Cape Girardeau........................................            188,000     E          10 MHz
  Carbondale-Marion.....................................            218,000     E          10 MHz
  Columbia..............................................            208,000     E          10 MHz
  Jefferson City........................................            156,000     D          10 MHz
  Kirksville............................................             56,000     E          10 MHz
  Mount Vernon..........................................            122,000     D          10 MHz
  Poplar Bluff..........................................            155,000     D          10 MHz
  Quincy-Hannibal.......................................            180,000     D          10 MHz
  Rolla.................................................             93,000     D          10 MHz
  St. Louis.............................................          2,822,000     E          10 MHz
  West Plains...........................................             75,000     D          10 MHz
                                                                  ---------
                                                                  4,273,000

Tulsa
  Coffeyville...........................................             61,000     D          10 MHz

Wichita
  Hutchinson............................................            124,000     D          10 MHz
  Salina................................................            143,000     D          10 MHz
  Wichita...............................................            652,000     D          10 MHz
                                                                  ---------
                                                                    919,000

Chicago
  Jacksonville..........................................             71,000     E          10 MHz

Cincinnati-Dayton
  Dayton-Springfield....................................          1,209,000     E          10 MHz

Cleveland
  Ashtabula.............................................            102,000     E          10 MHz
  Canton-New Philadelphia...............................            526,000     E          10 MHz
  Cleveland-Akron.......................................          2,964,000     E          10 MHz
  East Liverpool-Salem..................................            111,000     E          10 MHz
  Erie..................................................            278,000     E          10 MHz
  Mansfield.............................................            226,000     E          10 MHz
  Meadville.............................................             89,000     E          10 MHz
  Sandusky..............................................            140,000     E          10 MHz
  Sharon................................................            122,000     E          10 MHz
  Youngstown-Warren.....................................            480,000     E          10 MHz
                                                                  ---------
                                                                  5,038,000

Kansas City
  Manhattan-Junction City...............................            110,000                10 MHz

Little Rock
  Fayetteville-Springdale...............................            292,000     E          10 MHz
  Fort Smith............................................            311,000     D          10 MHz
  Harrison..............................................             87,000     D          10 MHz
  Hot Springs...........................................            132,000     D          10 MHz
  Jonesboro-Paragould...................................            174,000     E          10 MHz
  Little Rock...........................................            920,000     D          10 MHz
  Pine Bluff............................................            148,000     D          10 MHz
  Russellville..........................................             93,000     E          10 MHz
                                                                  ---------
                                                                  2,157,000

Milwaukee
  Milwaukee.............................................          1,789,000     D          10 MHz

MTA/BTA LICENSE AREA                                            POPULATION    BLOCK          MHZ
--------------------                                            ----------    -----        ------
Minneapolis-St. Paul
  Aberdeen..............................................             87,000     D          10 MHz
  Bemidji...............................................             64,000     D          10 MHz
  Bismarck..............................................            127,000     E          10 MHz
  Fargo.................................................            307,000     E          10 MHz
  Grand Forks...........................................            208,000     D          10 MHz
  Huron.................................................             54,000     D          10 MHz
  Mitchell..............................................             84,000     D          10 MHz
  Sioux Falls...........................................            232,000     D          10 MHz
  Watertown.............................................             76,000     D          10 MHz
  Willmar-Marshall......................................             84,000     E          10 MHz
  Worthington...........................................             96,000     D          10 MHz
                                                                  ---------
                                                                  1,419,000

Omaha
  Grand Island..........................................            148,000     E          10 MHz
  Hastings..............................................             72,000     E          10 MHz
  Lincoln...............................................            332,000     E          10 MHz
  McCook................................................             34,000     E          10 MHz
  Norfolk...............................................            112,000     E          10 MHz
  North Platte..........................................             85,000     E          10 MHz
                                                                  ---------
                                                                    783,000
Richmond-Norfolk
  Danville..............................................            168,000     E          10 MHz
  Lynchburg.............................................            161,000     E          10 MHz
  Martinsville..........................................             90,000     E          10 MHz
  Norfolk-VA Beach......................................          1,763,000     E          10 MHz
  Richmond-Petersburg...................................          1,202,000     E          10 MHz
  Staunton-Waynesburo...................................            107,000     E          10 MHz
                                                                  ---------
                                                                  3,491,000
San Francisco-San Jose
  San Francisco.........................................          6,965,000     E          10 MHz

Spokane-Billings
  Billings..............................................            307,000     E          10 MHz
  Bozeman...............................................             77,000     E          10 MHz
  Butte.................................................             67,000     D          10 MHz
  Great Falls...........................................            164,000     E          10 MHz
  Helena................................................             67,000     D          10 MHz
  Kalispell.............................................             72,000     D          10 MHz
  Kennewick-Pasco.......................................            189,000     D          10 MHz
  Lewiston-Moscow.......................................            123,000     E          10 MHz
  Missoula..............................................            164,000     D          10 MHz
  Walla Walla-Pendleton.................................            169,000     D          10 MHz
                                                                  ---------
                                                                  1,399,000
                                                                  ---------
VoiceStream Total.......................................         62,593,000
                                                                 ===========

(1) VoiceStream contributed portions of the Des Moines MTA license to Iowa Wireless (defined below). As a result, VoiceStream owns 30 MHz of the license for certain counties within the Des Moines BTA but only 10 MHz for the remainder of the Des Moines BTA.

        COOK INLET PCS

        Cook Inlet PCS is a Delaware limited partnership ultimately controlled by Cook Inlet Region, Inc., an Alaska Native Regional Corporation, which qualifies Cook Inlet PCS for additional benefits available to a small business under FCC rules. VoiceStream holds a 49.9% partnership interest in Cook Inlet PCS. Cook Inlet PCS began operations in the Tulsa market in June 1997, in the Phoenix/Tucson market in November 1998 and in the Seattle/Tacoma and Spokane markets in February 1999. Cook Inlet PCS has not yet finalized its construction plans for the other licenses it owns. For the Phoenix/Tucson and Seattle/Tacoma markets, Cook Inlet PCS and VoiceStream have entered into agreements allowing system leasing, resale and roaming, enabling each of them to operate on the systems constructed for the markets.

        Cook Inlet PCS owns FCC licenses to provide wireless communications services in the following 18 BTA license areas. See "-- PCS Governmental Regulation, Licensing of PCS Systems."

MTA/BTA LICENSE AREA                                               POPULATION   BLOCK         MHZ
--------------------                                               ----------   -----       ------
Cincinnati-Dayton
  Cincinnati.............................................          2,139,000      F         10 MHz

Dallas-Fort Worth
  Temple-Killeen.........................................            354,000      F         10 MHz

Kansas City
  Pittsburg-Parsons......................................             90,000      F         10 MHz

Phoenix
  Phoenix(1).............................................          3,191,000      F         10 MHz
  Tucson(1)..............................................            807,000      F         10 MHz
                                                                   ---------
                                                                   3,998,000
Seattle
  Aberdeen...............................................             91,000      C         15 MHz
  Bellingham.............................................            161,000      F         10 MHz
  Bremerton..............................................            242,000      C         15 MHz
  Port Angeles...........................................             93,000      C         15 MHz
  Seattle-Tacoma(1)......................................          3,090,000      F         10 MHz
  Wenatchee..............................................            211,000      C         15 MHz
  Yakima.................................................            259,000      C         15 MHz
                                                                   ---------
                                                                   4,147,000
Spokane-Billings
  Spokane................................................            733,000      C         15 MHz
  Walla Walla-Pendleton(1)...............................            169,000      C         15 MHz
                                                                   ---------
                                                                     902,000
Tulsa
  Bartlesville...........................................             47,000      C         15 MHz
  Coffeyville(1).........................................             61,000      C         15 MHz
  Muskogee...............................................            159,000      C         15 MHz
  Tulsa..................................................            910,000      C         15 MHz
                                                                  ----------
                                                                   1,177,000
                                                                  ----------
Cook Inlet PCS Total.....................................         12,807,000
                                                                  ==========

(1)   VoiceStream also owns 10 MHz E Block licenses for these BTAs.

        IOWA WIRELESS

        Iowa Wireless Services, L.P. ("Iowa Wireless") is a Delaware limited partnership ultimately controlled by Iowa Network Services, Inc., an Iowa corporation. VoiceStream has a 38% limited partnership interest in Iowa Wireless. Iowa Wireless began operations in certain markets in 1998.

        Iowa Wireless owns FCC licenses to provide wireless communications services in the following 13 BTA license areas. See "--PCS Governmental Regulation, Licensing of PCS Systems."

MTA/BTA LICENSE AREA                                    POPULATION   BLOCK       MHZ
--------------------                                    ----------   -----     ------
Des Moines-Quad Cities
  Burlington...................................           137,000    A, D      30 MHz
  Cedar Rapids.................................           280,000     A        20 MHz
  Clinton-Sterling.............................           146,000    A, D      30 MHz
  Davenport-Moline.............................           427,000     A        20 MHz
  Des Moines...................................           207,000     A        20 MHz
  Dubuque......................................           177,000     A        20 MHz
  Fort Dodge...................................           126,000     A        20 MHz
  Iowa City....................................           122,000     A        20 MHz
  Marshalltown.................................            56,000    A, D      30 MHz
  Mason City...................................           116,000    A, D      30 MHz
  Ottumwa......................................           123,000     A        20 MHz
  Sioux City...................................           341,000     A        20 MHz
  Waterloo-Cedar Falls.........................           259,000     A        20 MHz
                                                        ---------
Iowa Wireless Total............................         2,517,000
                                                        =========

        WICHITA PCS

        VoiceStream manages the Wichita market under the VoiceStream brand name for Omnipoint Corp. ("Omnipoint") VoiceStream is reimbursed for the costs of managing this market. Omnipoint purchases VoiceStream's D Block service at wholesale in the Wichita, Hutchison and Salina BTAs and resells VoiceStream service to its own customers. These operations are referred to as Wichita PCS. Wichita PCS provides wireless communications services using the following three FCC licenses.

MTA/BTA LICENSE AREA                                   POPULATION   BLOCK          MHZ
--------------------                                   ----------   -----        ------
Wichita
  Hutchinson...................................           124,000     D          10 MHz
  Salina.......................................           143,000     D          10 MHz
  Wichita......................................           652,000     D          10 MHz
                                                       ----------
Wichita PCS Total..............................           919,000
                                                       ==========

        STPCS

        STPCS Joint Venture, LLC ("STPCS") is a Delaware limited liability company ultimately controlled by STPCS Investment, LLC. VoiceStream has an 18% membership interest in STPCS. STPCS, through its wholly owned subsidiaries, owns seven FCC licenses to provide wireless communications services in the following six BTA markets. See "-- PCS Governmental Regulation, Licensing of PCS Systems."

MTA/BTA LICENSE AREA                                    POPULATION   BLOCK       MHZ
--------------------                                    ----------   -----      ------
San Antonio
  Brownsville-Harlingen.............................       353,000    D, F      20 MHz
  Corpus Christi....................................       556,000     D        10 MHz
  Eagle Pass-Del Rio................................       120,000     F        10 MHz
  Laredo............................................       215,000     D        10 MHz
  McAllen...........................................       594,000     D        10 MHz
                                                         ---------
                                                         1,838,000

Houston

  Victoria..........................................       164,000     F        10 MHz
                                                         ---------
STPCS TOTAL.........................................     2,002,000
                                                         =========

        COOK INLET/VOICESTREAM PCS LLC

        On February 12, 1999, VoiceStream formed a Delaware limited liability company, Cook Inlet/ VoiceStream PCS LLC. This LLC, like Cook Inlet PCS, is ultimately controlled by Cook Inlet Region, Inc., and is participating in FCC reauctions of C Block and F Block licenses.

        VOICESTREAM PRODUCTS AND SERVICES

        VoiceStream provides a variety of wireless products and services designed to match a range of needs for business and personal use. VoiceStream currently offers several distinct services and features in its PCS systems, including:

o Enhanced Features -- VoiceStream's systems offer caller identification, call hold, voice mail and numeric paging, as well as custom calling features such as call waiting, conference calling and call forwarding.

o Messaging and Wireless Data Transmission -- Digital networks offer voice and data communications, including text messaging, through a single handset. VoiceStream believes that, as data transmission services develop, a number of uses for such services will emerge.

o Call Security and Privacy -- Sophisticated encryption algorithms provide increased call security, encouraging users to make private, business and personal calls with significantly lower risk of eavesdropping than on analog-based systems.

o Smart Card -- "Smart" cards, programmed with the user's billing information and a specified service package, allow subscribers to obtain PCS connectivity automatically, simply by inserting their smart cards into compatible PCS handsets.

o Over-the-Air Activation and Over-the Air Subscriber Profile Management -- VoiceStream is able to transmit changes in the subscriber's feature package, including mobile number assignment and personal directory numbers, directly to the subscriber's handset.

o Roaming -- Subscribers are able to roam throughout the United States, either on other GSM-based PCS systems operated by current licensees or by using dual-mode handsets that can be used on existing cellular systems. VoiceStream has entered into roaming agreements which allow its customers to roam on cellular systems. Dual-mode handsets allow roaming onto analog cellular systems.

        VOICESTREAM MARKETING, SALES AND CUSTOMER SERVICE

        VoiceStream's sales and marketing strategy is to generate continued subscriber growth and increased subscriber revenues. In addition, VoiceStream targets a customer base which it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers. VoiceStream markets its services under a proprietary brand name, and sells its products and services through a combination of direct and indirect distribution channels.

        Marketing -- VoiceStream markets its PCS products and services under the proprietary VoiceStream brand name. VoiceStream's objective is to develop brand recognition of VoiceStream through substantial advertising and direct marketing in each of its PCS markets. In marketing its PCS services, VoiceStream emphasizes the enhanced features, privacy and competitive pricing of such services. VoiceStream concentrates its marketing efforts primarily on businesses and individuals "on-the-go," who benefit from integrated mobile voice, messaging and wireless data transmission capabilities, and enhanced features and services.

        Sales -- VoiceStream sells its products and services through a combination of direct and indirect channels. VoiceStream operates 90 company-owned retail sales locations and utilizes a direct sales force of over 680 persons. VoiceStream's training programs provide its sales employees with an in-depth understanding of VoiceStream's system, products and services so that they, in turn, can provide extensive information to prospective customers. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as to activation levels.

        VoiceStream believes that its local sales offices provide the physical presence in local markets necessary to position VoiceStream as a quality local service provider, and give VoiceStream greater control over both its costs and the sales process. VoiceStream also utilizes indirect sales through an extensive network of national and local merchant and specialty retailers. VoiceStream intends to continue to use a combination of direct and indirect sales channels, with the mix depending on the retail needs of each particular market.

        In addition, VoiceStream acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        Customer Service -- Customer service is a significant element of VoiceStream's operating philosophy. VoiceStream is committed to attracting and retaining subscribers by providing consistently superior customer service. In Albuquerque, New Mexico, VoiceStream maintains a highly sophisticated monitoring and control system, a staff of customer service personnel and a well-trained technical staff to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

        VoiceStream implements credit check procedures at the time of sale and continuously monitors customer churn (the rate of subscriber attrition). VoiceStream believes that it helps manage its churn rate through an outreach program implemented through its sales force and customer service personnel. This program not only enhances subscriber loyalty, but also increases add-on sales and customer referrals. The outreach program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

        VOICESTREAM SUPPLIERS AND EQUIPMENT VENDORS

        VoiceStream does not manufacture any of the handsets or network equipment used in its operations. The high degree of compatibility among different manufacturers' models of handsets and network equipment allows VoiceStream to design, construct and operate its systems without being dependent upon any single source of such equipment. The handsets and network equipment used in VoiceStream's operations are available for purchase from multiple sources, and VoiceStream anticipates that such equipment will continue to be available in the foreseeable future. VoiceStream currently purchases handsets primarily from Motorola Inc., Ericsson Inc., Mitsubishi Wireless Communications, Inc. and Nokia Mobile Phones, Inc. (together with its affiliate, Nokia). VoiceStream currently purchases network equipment primarily from Northern Telecom Inc. and Nokia.

        VOICESTREAM COMPETITION

        Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless systems, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two cellular licensees. Also, SMR dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as ESMR, in many cities throughout the United States, including some of the markets in which VoiceStream operates.

        VoiceStream is a relatively new entrant in a highly competitive market. VoiceStream's principal competitors are the cellular service providers in its markets, many of which have been operational for a number of years, and national PCS providers, many of which offer no or low cost roaming and toll calls. Many of VoiceStream's competitors have significantly greater financial and technical resources than those available to VoiceStream and provide comparable services in competition with VoiceStream's PCS systems. These competitors include AirTouch, AT&T Wireless, Bell Atlantic Moble, Inc., GTE Mobilnet Inc., Sprint PCS and US West. VoiceStream also competes with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers in its PCS markets. Potential users of wireless systems may, however, find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller. In the future, wireless service may also compete more directly with traditional landline telephone service providers.

        VoiceStream's principal PCS competitors use standards other than GSM. As a result, VoiceStream's subscribers may not be able to conveniently use PCS services while roaming in areas outside its markets. US West and Sprint PCS use the CDMA standard, AT&T Wireless and Southwestern Bell use the TDMA standard.

        The FCC requires all cellular and PCS licensees to provide service to "resellers." A reseller provides wireless service to customers but does not hold an FCC license or own facilities. The reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with VoiceStream. With respect to PCS licensees, the resale obligations terminate five years after the last group of initial licenses of currently allotted PCS spectrum is awarded.

        In the future, VoiceStream expects to face increased competition from entities providing similar services using other communications technologies. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        VoiceStream recognizes that technological advances and changing regulations have led to rapid evolution of the wireless telecommunications industry. At the end of 1996, the FCC transferred 200 MHz of spectrum previously allocated to federal government use to the private sector. In April of 1997, the FCC auctioned 30 MHz of spectrum for Wireless Communications Services, which can provide fixed or mobile telecommunications service. In late 1997, the FCC also auctioned 10 MHz of spectrum for SMR service, another potential competitor with PCS and cellular service. Moreover, in 1998, the FCC auctioned more than 1000 MHz of spectrum for Local Multipoint Distribution Service ("LMDS"). VoiceStream acquired 16 licenses as a result of such auction. During 1998, the FCC auctioned 25 MHz of spectrum for the General Wireless Communications Service, plus additional spectrum in the 220 MHz and 39 MHz bands. VoiceStream cannot foresee how technological progress or economic incentive will affect competition from these new services. In all instances, the FCC reserves the right to amend or repeal its service regulations and auction schedule.

        VOICESTREAM INTELLECTUAL PROPERTY

        VoiceStream holds federal trademark registration of the marks "VoiceStream" and "VoiceStream and Design," and has registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

        VOICESTREAM ORGANIZATION

        VoiceStream holds its FCC licenses and conducts all operations through a number of direct and indirect wholly-owned subsidiaries and through certain affiliates. Indirect wholly-owned subsidiaries of VoiceStream are the 49.9% limited partner of Cook Inlet PCS, the 38.0% limited partner of Iowa Wireless, the 18.0% member of STPCS, and the non-controlling member of Cook Inlet/VoiceStream LLC. In three BTAs, VoiceStream and Cook Inlet PCS each own a license for 10 MHz of PCS spectrum that are the subject of agreements allowing each of VoiceStream and Cook Inlet PCS to operate on the PCS systems built by VoiceStream in those BTAs.

        PCS GOVERNMENTAL REGULATION

        The FCC regulates the licensing, construction, operation, acquisition and sale of PCS systems in the United States pursuant to the Communications Act of 1934, as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

        LICENSING OF PCS SYSTEMS

        In order to increase competition in wireless communications, promote improved quality and service and make available the widest possible range of wireless services, federal legislation was enacted directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. A PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. The FCC has divided the United States and its possessions and territories into PCS markets made up of 493 BTAs and 51 MTAs. Each MTA consists of at least two BTAs. As many as seven licensees will compete in each PCS service area. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks (A and B Blocks) licensed for each of the 51 MTAs, one 30 MHz block (C Block) (which has been split in some BTAs into two 15 MHz blocks) licensed for each of the 493 BTAs, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 BTAs. A PCS license will be awarded for each MTA or BTA in every block, for a total of more than 2,000 licenses. During 1997, the last of these auctions was completed; however, a reauction of certain C, D, E and F Block licenses is currently scheduled for 1999.

        Under the FCC's current rules specifying spectrum ownership limits affecting broadband PCS licensees, no entity may hold licenses for more than 45 MHz of PCS, cellular and SMR services regulated as Commercial Mobile Radio Service ("CMRS") where there is significant overlap in any geographic area (significant overlap will occur when at least ten percent of the population of the PCS licensed service area is within the CGSA and/or SMR service area, as defined by the FCC). The FCC is currently reexamining these ownership limits.

        Western Wireless owns cellular licenses serving markets that are wholly or partially within the Denver MTA and the Oklahoma City MTA, resulting in Western Wireless exceeding the FCC's current 45 MHz CMRS cross ownership restriction described above. Western Wireless has filed waiver requests with the FCC with respect to both MTAs, both of which are pending, and has been allowed to delay compliance with the ownership restriction until the FCC rules on the waiver requests. In the event that this restriction is not waived or the rule itself revised, either VoiceStream or Western Wireless will be obligated to divest sufficient portions of their markets in the Denver and Oklahoma City MTA to come into compliance with the rules. VoiceStream does not believe such restriction or any actions Western Wireless or VoiceStream is required to take to comply therewith will have a material adverse effect on VoiceStream due to the relatively minor geographic overlap.

        All PCS licenses are granted for a ten year term, at the end of which they must be renewed. The FCC has adopted specific standards to apply to PCS renewals, under which the FCC will award a renewal expectancy to a PCS licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. All 30 MHz PCS licensees, including VoiceStream, must construct facilities that offer coverage to one-third of the population of their service area within five years of their initial license grants and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

        FCC rules restrict the voluntary assignments or transfers of control of C and F Block licenses. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed, or if the proposed assignee or transferee holds other licenses for C and F Blocks and, at the time of receipt of such licenses, met the same eligibility criteria. Any transfers or assignments during the entire ten year initial license term are subject to an unjust enrichment penalty of acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments during the first five years of the initial license term are subject to an unjust enrichment penalty of forfeiture of bidding credits. In the case of the C and F Blocks, the FCC will conduct random audits to ensure that licensees are in compliance with the FCC's eligibility rules. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines.

        For a period of up to ten years after the grant of a PCS license (subject to extension), a PCS licensee will share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate its PCS systems efficiently and with adequate population coverage, VoiceStream will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted (i) a transition plan to relocate such microwave operators to other spectrum blocks and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. The FCC has shortened the voluntary negotiation period by one year (without lengthening the mandatory negotiation period) for PCS licensees in the C, D, E and F Blocks. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two year mandatory negotiation period. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations.

        PCS systems are subject to certain FAA regulations respecting the location, lighting and construction of transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to VoiceStream's activities. VoiceStream uses, among other facilities, common carrier point to point microwave facilities to connect cell sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

        VoiceStream has purchased its PCS licenses from private parties and the federal government. VoiceStream has used a combination of debt and equity financing to acquire such licenses. Some joint ventures in which VoiceStream is a member have utilized financing from the federal government to the extent available.

        TRANSFERS AND ASSIGNMENTS OF PCS LICENSES

        The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS system (proforma transfer of control does not require prior FCC approval). In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a PCS license or PCS system generally may be bought or sold without FCC approval. Any acquisition or sale by VoiceStream of PCS interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

        VOICESTREAM EMPLOYEES AND LABOR RELATIONS

        VoiceStream considers its labor relations to be good and, to VoiceStream's knowledge, none of its employees is covered by a collective bargaining agreement. As of December 31, 1998, VoiceStream employed a total of approximately 1,834 people in the following areas:

                                                                                 Number of
                 Category                                                        Employees
                 --------                                                        ---------
                 Sales and marketing                                                771
                 Engineering                                                        269
                 General and administration, including customer service             794

        VOICESTREAM FOREIGN OWNERSHIP

        Under the Communications Act, no more than 25% of an FCC licensee's capital stock may be indirectly owned or voted by non-U.S. citizens or their representatives, by a foreign government, or by a foreign corporation, absent an FCC finding that a higher level of alien ownership is not inconsistent with the public interest. In November 1997, the FCC adopted new rules, effective in February 1998, in anticipation of implementation of the World Trade Organization Basic Telecom Agreement ("WTO Agreement"). Formerly, potential licensees had to demonstrate that their markets offered effective competitive opportunities in order to obtain authorization to exceed the 25% indirect foreign ownership threshold. Under the new rules, this showing now only applies to non-WTO members. Applicants from WTO Agreement signatories have an "open entry" standard: they are presumed to offer effective competitive opportunities. However, the FCC reserves the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition, to deny the application. The limitation on direct foreign ownership in an FCC licensee remains fixed at 20%, with no opportunity to increase the percentage, and is unaffected by the FCC's new rules. VoiceStream has applied for and received FCC approval for foreign ownership of up to 39.9%. As of the December 31, 1998, foreign ownership of VoiceStream is less than 30%.

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

TELECOMMUNICATIONS ACT OF 1996 AND OTHER RECENT INDUSTRY DEVELOPMENTS

        On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") was signed into law, substantially revising the regulation of communications. The goal of the Telecommunications Act is to enhance competition and remove barriers to market entry, while deregulating the communications industry to the greatest extent possible. To this end, local and long-distance communications providers will, for the first time, be able to compete in the other's market, and telephone and cable companies will likewise be able to compete in each other's markets. To facilitate the entry of new carriers into existing markets, the Telecommunications Act imposes certain interconnection requirements on incumbent carriers. Additionally, all telecommunications providers are required to make an equitable and nondiscriminatory contribution to the preservation and advancement of universal service. VoiceStream cannot predict the outcome of the FCC's rulemaking proceedings to promulgate regulations to implement the new law or the effect of the new regulations on cellular service or PCS, and there can be no assurance that such regulations will not adversely affect VoiceStream's business or financial condition.

        The Telecommunications Act codifies the policy that non-regional Bell operating company CMRS providers will not be required to provide equal access to long distance carriers, and relieved such CMRS providers of their existing equal access obligations. The FCC, however, may require CMRS carriers to offer unblocked access (i.e., implemented by the subscriber's use of a carrier identification code or other mechanisms at the time of placing a call) to the long distance provider of a subscriber's choice. The FCC has terminated its inquiry into the imposition of equal access requirements on CMRS providers.

        On July 26, 1996, the FCC released a Report and Order establishing timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. If a cost recovery mechanism is in place and a Public Service Answering Point ("PSAP") requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service provider must relay a caller's automatic number identification and Cell Site location, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. State actions incompatible with the FCC rules are subject to preemption. On December 1, 1997, the FCC required wireless carriers to transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers.

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

        On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision is lengthy and complex and is subject to petitions for reconsideration and judicial review (as described below), and its precise impact is difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with local exchange carriers ("LECs") and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination of calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which have been consolidated in the US Court of Appeals for the Eighth Circuit. The Court has vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the U.S. Supreme Court agreed to review the Eighth Circuit decision. In January 1999, the U.S. Supreme Court reversed many aspects of the Eighth Circuit's judgment, holding that: (i) the FCC has general jurisdiction to implement the 1996 Act's local-competition provisions; (ii) the FCC's rules governing unbundled access are consistent with the 1996 Act, except for Rule 319, which gives requesting carriers blanket access to network elements; and (iii) the "pick and choose" rule is a reasonable interpretation of the 1996 Act. The FCC will now have to reexamine the list of unbundled network elements that incumbent local exchange carriers must offer to competitors. Furthermore, as a result of the Supreme Court's vacating and remanding the Eighth Circuit's ruling that the FCC lacked authority to set local pricing standards, the Eighth Circuit will have to decide whether the FCC's total-element long-run incremental cost methodology for setting interconnection and unbundled network element rates violates the 1996 Act.

        In its implementation of the Telecommunications Act, the FCC recently established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the first quarter of 1998, the FCC's universal service assessments amount to 0.72% of interstate and intrastate telecommunications revenues for schools, libraries and rural healthcare support mechanisms and an additional 3.19% of interstate telecommunications revenues for high cost and low income support mechanisms. Various parties have challenged the FCC's universal service rules, and the cases have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. VoiceStream cannot predict the outcome of this proceeding.

        The FCC has adopted rules on telephone number portability which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. Various parties have challenged the number portability requirements as they apply to CMRS providers. These challenges are still pending at the FCC and in the courts. VoiceStream can not predict the outcome of such challenges. In February 1999, the FCC extended the deadline for CMRS carriers to implement service provider local number portability until November 24, 2002.

        The 1996 Act applied the FCC's long-standing rate integration policy to all providers of interstate, interexchange services, including CMRS. Generally, rate integration requires interstate telecommunications companies to provide interstate long distance services to their customers in each state, including U.S. territories, at rates no higher than those they charge to their customers in other states. The FCC is in the process of determining how best to encourage CMRS providers to move forward with innovative pricing plans in light of the rate integration mandate of the 1996 Act. The matter is currently the subject of an appeal before the United States Court of Appeals for the District of Columbia Circuit.

        The Compliance with Communications Assistance for Law Enforcement Act ("CALEA"), enacted by Congress on October 25, 1994, requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials to use wiretaps and like devices to intercept and/or isolate subscriber communications. The compliance deadline has been extended until June 30, 2000. Compliance with CALEA requirements could result in substantial costs for CMRS carriers, including Western Wireless and VoiceStream.

ITEM 2. PROPERTIES

WESTERN WIRELESS CELLULAR PROPERTIES

              In addition to the direct and attributable interests in cellular licenses, paging licenses and other similar assets discussed previously, Western Wireless leases its principal executive offices located primarily in Issaquah and Bellevue, Washington. Western Wireless and its subsidiaries and affiliates also lease and own locations for inventory storage, microwave, Cell Site and switching equipment and local sales and administrative offices. Western
Wireless is currently seeking additional space in or near Bellevue to support the growth of its principal executive offices.

        Western Wireless currently leases a cellular customer call center in Issaquah, Washington and has announced its intention to build a new call center in Manhattan, Kansas during 1999, which is expected to support Western Wireless' anticipated subscriber growth for the foreseeable future.

VOICESTREAM PCS PROPERTIES

        In addition to the direct and attributable interests in PCS licenses and other similar assets discussed previously, VoiceStream leases its principal executive offices located in Bellevue, Washington, and leases its customer service center located in Albuquerque, New Mexico. VoiceStream and its subsidiaries and affiliates lease and own locations for inventory storage, microwave, cell site and switching equipment, sales and administrative offices, and retail stores.

        VoiceStream leases from the City of Albuquerque a customer call center in Albuquerque, New Mexico. This facility is approximately 65,000 square feet and is expected to support VoiceStream's anticipated subscriber growth for the foreseeable future.

        VoiceStream leases a distribution center in Denver, which stores and distributes handset inventory for all of Western Wireless' cellular and VoiceStream's PCS operations. The facility has adequate space to support the growth of both distribution networks.

ITEM 3. LEGAL PROCEEDINGS

        There are no material, pending legal proceedings to which Western Wireless or any of its subsidiaries or affiliates is a party or to which any of their property is subject which, if adversely decided, would have a material adverse effect on Western Wireless or any of its subsidiaries or affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of the executive officers and key personnel of Western Wireless are listed below along with their business experience during the past five years. The business address of all officers of the Western Wireless is 3650 131st Avenue SE, Bellevue, Washington 98006. All of these individuals are citizens of the United States. Executive officers of Western Wireless are appointed by the Board of Directors. No family relationships exist among any of the executive officers of Western Wireless, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

         NAME                               AGE                POSITION
         ----                               ---                --------
         John W. Stanton                    43                 Chairman, Director and Chief Executive Officer
         Donald Guthrie                     43                 Vice Chairman and Chief Financial Officer
         Robert R. Stapleton                40                 President
         Mikal J. Thomsen                   42                 Chief Operating Officer
         Theresa E. Gillespie               46                 Senior Vice President
         Alan R. Bender                     44                 Senior Vice President, General Counsel, and Secretary
         Cregg B. Baumbaugh                 42                 Senior Vice President - Corporate Development
         Timothy R. Wong                    43                 Vice President - Engineering
         Robert P. Dotson                   38                 Vice President - Marketing
         Bradley J. Horwitz                 43                 Vice President - International
         Patricia L. Miller                 36                 Controller and Principal Accounting Officer

        John W. Stanton has been a director, Chairman of the Board and Chief Executive Officer of Western Wireless and its predecessors since 1992. Mr. Stanton has also been a director of VoiceStream since February 1998, and has been Chief Executive Officer and Chairman since it was formed in 1994. Mr. Stanton served as a director of McCaw Cellular Communications, Inc. ("McCaw") from 1986 to 1994, and as a director of LIN Broadcasting Corporation ("LIN Broadcasting") from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw, serving as Vice-Chairman of the Board of McCaw from 1988 to September 1991 and as Chief Operating Officer of McCaw from 1985 to 1988. Mr. Stanton is also a member of the Board of Directors of Advanced Digital Information Corporation, Columbia Sportswear, Inc. and SmarTone (Hong Kong). In addition, Mr. Stanton is a trustee of Whitman College, a private college. Mr. Stanton is currently Chairman of the Cellular Telecommunications Industry Association.

        Donald Guthrie has been Vice Chairman of Western Wireless since November 1995 and Chief Financial Officer of Western Wireless since February 1997. From 1986 to October 1995 he served as Senior Vice President and Treasurer of McCaw and, from 1990 to October 1995 he served as Senior Vice President--Finance of LIN Broadcasting.

        Robert R. Stapleton has been President of Western Wireless and one of its predecessors since 1992. From 1989 to 1992, he served in various positions with this predecessor, including Chief Operating Officer and Vice President of Operations. Mr. Stapleton has also been President of VoiceStream since it was formed in 1994. Effective April 1998, Mr. Stapleton became responsible for all operations of VoiceStream. From 1984 to 1989, Mr. Stapleton was employed by mobile communications subsidiaries of Pacific Telesis, Inc., which now are affiliated with AirTouch Communications.

        Mikal J. Thomsen has been Chief Operating Officer of Western Wireless and one of its predecessors since 1991. Mr. Thomsen was also a director of this predecessor from 1991 until Western Wireless was formed in 1994. Effective April 1998, Mr. Thomsen became responsible for all domestic cellular operations of Western Wireless. From 1983 to 1991, Mr. Thomsen held various positions at McCaw, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990.

        Theresa E. Gillespie has been Senior Vice President of Western Wireless since February 1997. Prior to that, Ms. Gillespie was Chief Financial Officer of Western Wireless and one of its predecessors since 1991. Prior to that, Ms. Gillespie was Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since 1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw. From 1975 to 1986 she was employed by a national public accounting firm.

        Alan R. Bender has been Senior Vice President, General Counsel, and Secretary of Western Wireless and VoiceStream since each was formed in 1994. Mr. Bender was General Counsel and Secretary for one of Western Wireless' predecessors from 1990 to 1994 and Vice President from 1992 to 1994. From 1988 to 1990, Mr. Bender was Vice President and Senior Counsel of Equitec Financial Group, Inc., a subsidiary of PacifiCorp Inc.

        Cregg B. Baumbaugh has been Senior Vice President--Corporate Development of Western Wireless and VoiceStream since each was formed in 1994. From 1989 to 1994, he has served in various positions with one of Western Wireless' predecessors, including Vice President--Business Development. From 1986 to 1989, Mr. Baumbaugh was employed by The First Boston Corporation.

        Timothy R. Wong has been Vice President--Engineering of Western Wireless and VoiceStream since 1996. From 1990 to 1995, Mr. Wong held various positions at US WEST Cellular, serving as Executive Director--Engineering and Operations from 1994 to 1995, Director of Wireless Systems Engineering in 1993, Manager of International Wireless Engineering in 1992, and Manager--Systems Design from 1990 to 1991.

        Robert P. Dotson has been Vice President--Marketing of Western Wireless and VoiceStream since 1996. Previously, Mr. Dotson held various marketing positions with PepsiCo's KFC restaurant group, serving as Senior Director of Concept Development from 1994 to 1996, Director of International Marketing from 1993 to 1994, Divisional Marketing Director from 1991 to 1993 and Manager of New Product Development and Base Business Marketing from 1989 through 1991.

        Bradley J. Horwitz has been Vice President--International of Western Wireless and President of Western Wireless International Corporation, a subsidiary of Western Wireless, since November 1995. From 1983 to 1995, Mr. Horwitz held various positions at McCaw, serving as Vice President--International Operations from 1992 to 1995, Director--Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990. Mr. Horwitz is currently a member of the Board of Directors of SmarTone (Hong Kong).

        Patricia L. Miller has been Controller and Principal Accounting Officer of Western Wireless and VoiceStream since January 1998. From 1993 to 1997, Ms. Miller held various accounting positions with Western Wireless and one of its predecessors. Prior to 1993, Ms. Miller held various accounting positions with a subsidiary of Weyerhaeuser Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Western Wireless commenced its initial public offering on May 22, 1996, at a price to the public of $23.50 per share. Since that date, Western Wireless' Class A Common Stock has been traded on the NASDAQ Stock Market under the symbol WWCA. There currently is no established public trading market for Western Wireless' Class B Common Stock. The following table sets forth the quarterly high and low bid quotations for the Class A Common Stock on the NASDAQ Stock Market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


              1997                             High                       Low
              ----                             ----                       ---
              First quarter                    $16 1/8                    $12

              Second quarter                   $16 7/8                    $10

              Third quarter                    $19 1/8                    $13 5/8

              Fourth quarter                   $22 1/4                    $16 1/2


              1998                             High                       Low
              ----                             ----                       ---
              First quarter                    $24 5/8                    $16 3/8

              Second quarter                   $23 1/4                    $16 3/8

              Third quarter                    $22 1/8                    $14 11/16

              Fourth quarter                   $22 1/8                    $14 1/2


        Western Wireless has never declared or paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. In addition, certain provisions of the Senior Secured Facilities (as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources") and the indentures of its public debt offerings contain restrictions on Western Wireless' ability to declare and pay dividends on its Common Stock.

        As of March 5, 1999, there were approximately 252 and 94 shareholders of record of Western Wireless' Class A and Class B Common Stock, respectively.

        There were no sales of unregistered securities made by the registrant in 1998.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected consolidated, cellular and PCS financial and operating data for Western Wireless as of and for each of the five years in the period ended December 31, 1998, which was derived from Western Wireless' consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Western Wireless' consolidated financial statements and notes thereto.

CONSOLIDATED FINANCIAL DATA

                                                                              YEAR ENDED DECEMBER 31,
(Dollars in thousands, except                      ----------------------------------------------------------------------------
per share data)                                        1998            1997            1996            1995            1994
                                                   ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues                                           $    584,582    $    380,578    $    243,085    $    146,555    $     63,108
Operating expenses                                      707,946         540,239         329,971         170,490          86,676
                                                   ------------    ------------    ------------    ------------    ------------
Operating loss                                         (123,364)       (159,661)        (86,886)        (23,935)        (23,568)
Other income (expense)                                 (144,740)       (105,873)        (43,219)        (25,374)         (2,392)
Minority interest in net loss of consolidated
     subsidiaries                                        44,035
                                                   ------------    ------------    ------------    ------------    ------------
Loss before extraordinary item                         (224,069)       (265,534)       (130,105)        (49,309)        (25,960)
Extraordinary item                                                                                       (6,645)
                                                   ------------    ------------    ------------    ------------    ------------
    Net loss                                       $   (224,069)   $   (265,534)   $   (130,105)   $    (55,954)   $    (25,960)
                                                   ============    ============    ============    ============    ============

Share data (1):
   Basic loss per common share
      before extraordinary item                    $      (2.95)   $      (3.76)   $      (2.00)   $      (0.87)   $      (0.59)
   Per common share effect of extraordinary item
                                                                                                          (0.12)
                                                   ------------    ------------    ------------    ------------    ------------
Basic loss per common share                        $      (2.95)   $      (3.76)   $      (2.00)   $      (0.99)   $      (0.59)
                                                   ============    ============    ============    ============    ============
Weighted average common shares used in computing
   basic loss per common share                       75,863,000      70,692,000      65,196,000      56,470,000      43,949,000
                                                   ============    ============    ============    ============    ============
OTHER DATA:
EBITDA (2)                                         $     34,805    $    (26,191)   $     (7,145)   $     25,521    $      2,102

                                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
(Dollars in thousands)                                1998            1997            199            1995            1994
                                                   ----------      ----------      ----------      --------        --------
CONSOLIDATED BALANCE SHEETS DATA:
Total assets                                       $1,958,194      $1,719,973      $1,241,703      $659,028        $370,194
                                                   ==========      ==========      ==========      ========        ========

Total long-term debt, net of current
    portion                                        $1,585,000      $1,395,000      $  743,000      $362,487        $200,587
                                                   ==========      ==========      ==========      ========        ========

OTHER DATA:
Cellular subscribers                                  660,400         520,000         324,200       209,500         112,800
PCS subscribers                                       322,400         128,600          35,500


(1) The number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128.

(2) EBITDA represents operating income (loss) before depreciation and amortization. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles (GAAP), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. EBITDA is presented because it is a commonly used financial indicator in the wireless industry. It is used as an indicator of a company's ability to service and/or incur debt. Because EBITDA is not calculated in the same manner by all companies, VoiceStream's presentation may not be comparable to other similarly titled measures of other companies. In 1994, Western Wireless recorded provisions for restructuring costs of $2.5 million. EBITDA before such provisions for restructuring costs would have been $4.6 million.

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

CONSOLIDATED OVERVIEW

        Western Wireless provides wireless communications services in the United States principally through the ownership and operation of cellular and PCS systems. The cellular operations are primarily in rural areas and the PCS operations are primarily in urban areas due to Western Wireless' belief that there are certain strategic advantages to operating each technology in these respective areas. Western Wireless provides PCS services through its 80.1% ownership of VoiceStream Wireless.

        On February 8, 1999, Western Wireless announced its intention to separate VoiceStream from Western Wireless' other operations (the "Spin-off"). Western Wireless has received a favorable ruling by the Internal Revenue Service for a tax free spin-off, and the approval by its board of directors to take the necessary steps to complete the Spin-off. Western Wireless will distribute all of its interest in VoiceStream to its shareholders upon the Spin-off. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off will establish VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless. The Spin-off is subject to numerous conditions including, among others, the receipt of certain government and third party approvals. There is no assurance that such conditions will be met to complete the Spin-off.

        Revenues consist primarily of subscriber revenues (including access charges and usage charges), and equipment sales. The majority of revenues are derived from subscriber revenues. Western Wireless expects to continue to sell handsets below cost and regards these losses as a cost of building its subscriber base. As used herein, "service revenues" include subscriber, roamer and other revenue. Other revenues consist primarily of paging revenues.

        Cost of service consists of the cost of providing wireless service to subscribers, primarily costs to access local exchange and long distance carrier facilities and to maintain the wireless network. General and administrative expenses include the costs associated with billing a subscriber and the administrative costs associated with maintaining subscribers, including customer service, accounting and other centralized functions. General and administrative expenses also include provisions for unbillable fraudulent roaming charges and subscriber bad debt. Sales and marketing costs include costs associated with acquiring a subscriber, including direct and indirect sales commissions, salaries, all costs of retail locations, advertising and promotional expenses. Sales and marketing costs do not include the revenue or costs of handset sales. However, when sales and marketing costs per net subscriber addition are discussed, the revenue and costs from handset sales are included, because such measure is commonly used in the wireless industry. Depreciation and amortization primarily includes depreciation expense associated with the property and equipment in service and amortization associated with its wireless licenses for operational markets.

        Certain centralized general and administrative costs, including customer service, accounting and other centralized functions, benefit all of Western Wireless' operations including VoiceStream. These costs are allocated to those operations in a manner which reflects management's judgment as to the nature of the activity causing those costs to be incurred.

        EBITDA represents operating income (loss) before depreciation and amortization. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. EBITDA is presented because it is a commonly used financial indicator in the wireless industry. It is used as an indicator of a company's ability to service and/or incur debt. Because EBITDA is not calculated in the same manner by all companies, VoiceStream's presentation may not be comparable to other similarly titled measures of other companies.

        In the comparisons that follow, Western Wireless has separately set forth certain information relating to its cellular operations (including paging) and VoiceStream's PCS operations.

WESTERN WIRELESS CELLULAR OVERVIEW

        Western Wireless provides cellular communications services in 17 western states under the cellular one brand name. Western Wireless owns FCC licenses to provide such services in 16 MSAs and 76 RSAs, including 12 RSAs acquired from Triad Cellular Corporation, Triad Cellular L.P. and certain of their affiliates (collectively "Triad") in October 1997. This purchase included RSAs in Texas, Utah, Oklahoma and Minnesota.

        Western Wireless also holds interests in entities which own and operate wireless licenses in certain foreign countries, including Georgia, Ghana, Iceland and Latvia. In addition, Western Wireless has interests in entities which have been awarded wireless licenses in Ireland, Croatia and Haiti. Western Wireless does not own a controlling interest in any of the joint ventures currently providing wireless services, therefore they are accounted for using the equity method and are not included in the following discussions.

        RESULTS OF CELLULAR OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

        Western Wireless had 660,400 cellular subscribers at December 31, 1998, a 27.0% increase during 1998. Western Wireless had 520,000 cellular subscribers at December 31, 1997, a 60.4% increase in 1997. Western Wireless had 324,200 cellular subscribers at December 31, 1996, a 54.7% increase during 1996. The net number of subscribers added through system acquisitions was approximately 5,100 in 1998, 58,500 in 1997 and 4,900 in 1996. Removing the effect of the Triad subscribers acquired in October 1997, the subscriber growth would have been 42.4% during 1997.

        The following table sets forth certain financial data as it relates to Western Wireless' cellular operations:

(Dollars in thousands)                                   YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                        1998       % CHANGE      1997      % CHANGE       1996
                                      --------     --------    --------    --------     --------
Cellular revenues:
      Subscriber revenues             $330,050       34.5%     $245,364      40.5%      $174,647
      Roamer revenues                   66,744       67.9%       39,750      16.7%        34,065
      Equipment sales and other
         revenues                       19,826       11.8%       17,734       5.3%        16,834
                                      --------                 --------                 --------
          Total revenues              $416,620                 $302,848                 $225,546
                                      ========                 ========                 ========

Cellular operating expenses:
      Cost of service                 $ 55,592       18.3%     $ 47,001      14.3%      $ 41,130
      Cost of equipment sales           33,149       11.6%       29,698      16.4%        25,516
      General and administrative        88,888       46.0%       60,865      31.0%        46,464
      Sales and marketing               83,309       35.7%       61,409      17.8%        52,147
      Depreciation and amortization     74,402       11.7%       66,595       1.9%        65,346
                                      --------                 --------                 --------
          Total operating expenses    $335,340                 $265,568                 $230,603
                                      ========                 ========                 ========
Other income (expenses)               $(95,118)     143.9%     $(38,999)      0.8%      $(38,698)
                                      ========                 ========                 ========
Net Loss                              $(13,838)     705.0%     $ (1,719)    (96.1%)     $(43,755)
                                      ========                 ========                 ========
EBITDA                                $155,682       49.9%     $103,875      72.3%      $ 60,289
                                      ========                 ========                 ========

        CELLULAR REVENUES

        The increase in subscriber revenues each year is primarily due to the growth in the number of subscribers offset slightly by a decrease in the average monthly subscriber revenue per subscriber ("ARPU"). ARPU was $46.59 in 1998, an 8.9% decline from $51.13 in 1997, which was a 7.0% decline from $54.96 in 1996. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber. Removing the effect of the Triad subscribers acquired in October 1997, the average monthly cellular subscriber revenue per subscriber was $51.38 in 1997.

        The increase in roamer revenues over the past three years was caused by an increase in roaming traffic and partially offset by decreases in the rates charged between carriers. While Western Wireless expects total roamer minutes to continue to increase, the decline in the rates charged between carriers may limit the growth of roamer revenues. Excluding the effect of the Triad acquisition, roaming revenue would have increased 35.2% in 1998 and 10.2% in 1997.

        Cellular equipment sales, which consists primarily of handset sales, increased each year due to the growth in subscriber additions which resulted in an increase in handsets sold. Offsetting this increase is a decrease in the average handset selling price, which is the result of lower handset costs and the competitive environment.

        CELLULAR OPERATING EXPENSES

        The increase in cost of service each year is primarily attributable to the increased number of subscribers and the related increase in activity on the wireless system. While cost of service increased in total dollars, it decreased as a percentage of service revenues to 13.8% in 1998 from 16.2% in 1997 and 19.3% in 1996 due primarily to efficiencies gained from the growing subscriber base. While Western Wireless expects cost of service dollars to continue to increase in 1999 as a result of the growth in subscribers, Western Wireless expects the cost of service as a percentage of service revenues to continue to decline as greater economies of scale are realized.

        The increases in general and administrative costs each year are primarily attributable to the increase in costs associated with supporting the increased subscriber base. However, the general and administrative cost per average subscriber continues to decrease as a result of efficiencies gained from the growing subscriber base. The general and administrative cost per average subscriber decreased to $12.55 in 1998 from $12.60 in 1997 and $14.58 in 1996. Western Wireless expects general and administrative dollars to continue to increase in 1999 as a result of the growth in subscribers, as well as increased costs associated with the construction of a new call center. Initially, the construction of the new call center may increase costs on a per subscriber basis.

        Increases in sales and marketing costs each year are primarily due to the increase in net subscriber additions. During 1998 the sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $752 from $574 in 1997. This increase is largely due to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of net subscriber additions as in the prior year. The growth in disconnected subscribers is a result of a similar churn rate (representing customer attrition) applied to a larger subscriber base. Although sales and marketing costs increased in 1997, sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $574 in 1997 from $593 in 1996. Removing the effect of the Triad properties acquired in October 1997, sales and marketing costs would have been approximately $59.8 million in 1997 and the cost per net subscriber added, including the loss on equipment sales, would have been $578.

        Cost of equipment sales increased each year due to the increase in the number of handsets sold, offset by a decrease in the average cost of handsets sold. VoiceStream expects this trend to continue in 1999. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.


        Increases in depreciation and amortization expense over the past three years are primarily due to the purchase of additional wireless communications system assets. In 1997, the increase in depreciation and amortization expense caused by the purchase of additional assets, including the acquisition of the Triad properties, was offset by the change in the life by which cellular licenses are amortized. Effective January 1, 1997, Western Wireless prospectively changed its amortization period for cellular licensing costs from 15 years to 40 years to conform more closely with industry practices. The effect of this change in 1997 was to decrease net loss by approximately $15 million and decrease the basic loss per share by $0.21.

        CELLULAR EBITDA

        The increase in cellular EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, cellular operating margin (cellular EBITDA as a percentage of cellular service revenues) increased to 38.7% in 1998 from 35.8% in 1997 and 28.3% in 1996.

        CELLULAR NET LOSS

        From 1997 to 1998, the increase in net loss is primarily attributable to the increase in other expenses, offset by the continued improvements in operating income. Western Wireless expects continued improvements in operating income from 1998 to 1999. Net loss may not improve due to potential non-cash stock option expenses related to the Spin-off. Net loss decreased in 1997 from 1996 due to the increase in revenues and operating efficiencies gained.

        CELLULAR OTHER INCOME (EXPENSE); NET OPERATING LOSS CARRYFORWARDS

        Interest and financing expense increased to $92.2 million in 1998 from $41.4 million in 1997 and $41.1 million in 1996 due to the increase in long-term debt. Long-term debt was incurred primarily to fund Western Wireless' capital expenditures associated with the build-out and enhancements of the cellular systems and the acquisition of wireless properties. The cellular weighted average interest rate was 8.87% in 1998, 8.22% in 1997 and 7.79% in 1996.

        Western Wireless' cellular operations had available at December 31, 1998, net operating loss ("NOL") carryforwards of approximately $180 million which will expire in the years 2002 through 2018. Western Wireless may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed Western Wireless in July 1994. Management believes that, based on a number of factors, there is sufficient uncertainty regarding the utilization of Western Wireless' NOL carryforwards.

        CELLULAR LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain financial data as it relates to the 1998 cash flows for Western Wireless' cellular operations:

                    (Dollars in thousands)
                    YEAR ENDED DECEMBER 31, 1998
                    Net loss                                                          $        (13,359)
                       Net cash provided by operating activities                      $         66,669
                       Net cash used in investing activities                          $       (135,124)
                       Net cash provided by financing activities                      $         55,525
                       Ending cash                                                    $          2,192

        Western Wireless has a credit facility (the "Cellular Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. As of December 31, 1998, $645 million was outstanding under the Cellular Credit Facility. Indebtedness under the Cellular Credit Facility matures on March 31, 2006, and bears interest at variable rates. Substantially all the assets of Western Wireless, excluding the VoiceStream PCS assets and certain other assets, are pledged as security for such indebtedness. The terms of the Cellular Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. Amounts available for borrowing, which are limited by certain financial covenants and other restrictions, were $305 million at December 31, 1998.

        Western Wireless has issued $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006" Notes) at par and $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2007 (the "2007" Notes) at par. Indebtedness under the 2006 Notes and 2007 Notes matures in June 1, 2006 and February 1, 2007, respectively. The Credit Facility prohibits the repayment of all or any portion of the principal amounts of the 2006 Notes or 2007 Notes prior to the repayment of all indebtedness under the Credit Facility. The 2006 and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of Western Wireless and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions. Western Wireless will obtain the appropriate waivers from the holders of these notes prior to consummating the terms of the Spin-off.

        In February 1998, a subsidiary of Hutchison Telecommunications Limited ("HTL") purchased 19.9% of the outstanding capital stock of VoiceStream for an aggregate purchase price of $248.4 million (the "Hutchison Investment"). Approximately $113 million of the proceeds were paid to Western Wireless as a repayment of advances made to VoiceStream and were used by Western Wireless to reduce amounts outstanding under the Cellular Credit Facility.

        Through the end of 1999, Western Wireless anticipates spending significant capital resources for the acquisition of wireless assets and the continued development of its existing infrastructure. In 1999, Western Wireless expects to spend approximately $80 million for the continued expansion of its cellular infrastructure and approximately $95 million for the purchase of the cellular licenses and operations of the Brownsville, Texas and McAllen, Texas MSAs. Western Wireless will utilize cash on hand, the Cellular Credit Facility and other sources of funding, for purposes of funding its cellular and other activities.

        In June 1998, WWI, through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Irish Government that it was the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been issued, as the decision by the Irish Government is subject to a pending legal proceeding.

        Adjustments to the $13.4 million cellular net loss to reconcile to net cash used in operating activities primarily included $74.4 million of depreciation and amortization, $44.0 million for the minority interest loss of consolidated subsidiaries and $4.7 million for the equity in net loss of unconsolidated affiliates due to the increase in activity in international investments. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $7.7 million in net accounts receivable, due primarily to increased revenues; and (ii) a decrease of $5.0 million in inventory due to an effort to reduce inventory levels. Net cash used in operating activities was $83.6 million in 1997 and $19.9 million in 1996.

        Cellular investing activities consisted primarily of: (i) purchases of property and equipment of $73.4; (ii) investments in and advances to unconsolidated affiliates of $15.5 million, primarily attributable to advances to international joint ventures; (iii) $8.5 million of additions to licensing costs and other intangible assets, primarily attributable to 36 Local Multipoint Distribution Service (LMDS) licenses that Western Wireless acquired in an FCC auction; and (iv) $35.3 million for acquisition of wireless properties in 1998 which consists primarily of Western Wireless' purchase of the cellular licenses and operations of the Nebraska 5 and Colorado 4 RSAs in the second and third quarters of 1998, respectively.

        Cellular financing activities primarily consisted of the net repayment on long-term debt of $50.0 million.

        In the ordinary course of business, Western Wireless continues to evaluate cellular acquisition opportunities, joint ventures and other potential business transactions. Such acquisitions, joint ventures and business transactions may be material. Such transactions may also require Western Wireless to seek additional sources of funding through the issuance of additional debt and/or additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to Western Wireless on acceptable or favorable terms.

        CELLULAR SEASONALITY

        Western Wireless, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter Western Wireless experiences greater losses on equipment sales and increases in sales and marketing expenses. Western Wireless has historically experienced highest usage and revenue per subscriber during the summer months. Western Wireless expects these trends to continue.

VOICESTREAM PCS OVERVIEW

        VoiceStream did not commence operations in any of its markets until February 1996. From that date through the end of 1996 VoiceStream launched service in six markets: Honolulu, Portland, Salt Lake City, Albuquerque, Oklahoma City and Des Moines. In 1997, VoiceStream launched service in El Paso, Boise and Denver. In 1998, VoiceStream launched service in Phoenix/Tucson. Due to the varying dates at which each of the markets became operational, the expenses and revenues incurred during any period may not be comparable to another period and may not be representative of future operations. Additionally, during each period being discussed a portion of the operating expenses was related to start-up costs incurred before the commencement of operations in each of the markets. Exclusive of depreciation and amortization expense, which was not material, approximately $7.7 million of start-up costs were incurred in 1998, $5.4 million in 1997 and $17.0 million in 1996.

        As Western Wireless owns its PCS operations through its 80.1% ownership of VoiceStream, all discussion has been presented from the perspective of VoiceStream, therefore, the following results of operations reflects 100% of VoiceStream's consolidated PCS operations.

        RESULTS OF PCS OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

        VoiceStream had 322,400 subscribers at December 31, 1998, a 150.7% increase during 1998. VoiceStream had 128,600 subscribers at December 31, 1997, a 262.3% increase during 1997. At December 31, 1996, VoiceStream had 35,500 subscribers.

        The following table sets forth certain financial data as it relates to VoiceStream's PCS operations:


(Dollars in thousands)                                       YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                          1998       % CHANGE          1997       % CHANGE        1996
                                       ---------     --------       ---------      -------      ---------
PCS revenues:
      Subscriber revenues              $ 123,966       136.8%       $  52,360       574.7%      $   7,794
      Roamer revenues                      3,506     1,444.4%             227        N.M.
      Equipment revenues                  40,490        61.0%          25,143       158.0%          9,745
                                       ---------                    ---------                   ---------
          Total revenues               $ 167,962                    $  77,730                   $  17,539

PCS operating expenses:
      Cost of service                  $  50,978        18.0%       $  43,183       246.3%      $  12,470
      Cost of equipment sales             77,071        44.1%          53,469       157.2%         20,789
      General and administrative          75,343        45.8%          51,678       155.7%         20,209
      Sales and marketing                 85,447        43.7%          59,466        88.8%         31,505
      Depreciation and amortization       83,767        25.3%          66,875       364.6%         14,395
                                       ---------                    ---------                   ---------
          Total operating expenses     $ 372,606                    $ 274,671                   $  99,368

Other income (expense)                 $ (49,622)      (25.8%)      $ (66,874)    1,379.2%      $  (4,521)
                                       ---------                    ---------                   ---------
Net loss                               $(254,266)       (3.6%)      $(263,815)      205.5%        (86,350)
                                       =========                    =========                   =========

EBITDA                                 $(120,877)       (7.1%)      $(130,066)       93.0%      $ (67,434)
                                       =========                    =========                   =========


        PCS REVENUES

        The increase in subscriber revenues is due to the increase in the number of subscribers. The increase in subscribers is due to the higher number of operational markets during each period and the relative maturity of VoiceStream's operations in these markets. Offsetting this increase is a decrease in the average monthly subscriber revenue per average subscriber ("ARPU"). ARPU was $45.81 for 1998 compared to $57.48 for 1997 and $62.85 for 1996. The decrease in ARPU is primarily due to the change in strategy in 1998, signified by the "Get More" advertising campaign. In this campaign, subscribers get more value from their wireless service through lower priced rate plans that include high minutes of use. Revenues from prepaid customers of $2.1 million are included in subscriber revenues for 1998. VoiceStream does not expect that ARPU will decline at the same rate in 1999 as it did in 1998.

        Roamer revenues are a result of VoiceStream's continuing effort to procure domestic and international roaming agreements with other carriers. VoiceStream expects roamer revenues to increase in 1999 due to increased wireless subscribers and VoiceStream's expanded coverage.

        Equipment sales increased as a result of more handsets sold. The increase in handsets sold is due to the number of operational markets during each period and the relative maturity of VoiceStream's operations in these markets. Offsetting this increase is a decrease in the average handset selling price, which is the result of lower handset costs and the competitive environment. VoiceStream anticipates continued growth in equipment sales as a result of increases in subscriber additions and the commencement of commercial operations in other markets.

        PCS OPERATING EXPENSES

        Cost of service expenses represent expenses incurred only by operational markets. The increase in cost of service is primarily attributable to the increased costs of maintaining the expanding wireless network as a result of new markets becoming operational. Cost of service as a percentage of service revenues declined to 40.0% in 1998 from 82.7% in 1997 and 160.0% in 1996 due to efficiencies gained from the growing subscriber base. While cost of service expenses are expected to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the cost of service as a percentage of service revenue to decline as greater economies of scale are realized.

        Cost of equipment sales increased each year due to the increase in handsets sold, offset by a decrease in the average cost of handsets sold. VoiceStream expects this trend to continue in 1999. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, VoiceStream has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        The increase in general and administrative expenses is primarily attributable to the increased costs associated with supporting a larger subscriber base. General and administrative costs per average subscriber were $27.84 for 1998 compared to $56.74 for 1997 and $135.81 for 1996. This decrease is largely the result of efficiencies gained from a larger subscriber base. While general and administrative expenses are expected to grow in 1999 due to the growth in subscribers and operating markets, VoiceStream expects the costs per average subscriber to decline as greater economies of scale are realized.

        The increase in sales and marketing costs each year is primarily due to the increase in subscribers added. Sales and marketing costs per net subscriber added, including the loss on equipment sales, was $630 for 1998 compared to $943 for 1997 and $1,200 for 1996. This decrease is largely the result of efficiencies gained from larger subscriber additions. Sales and marketing costs are expected to increase in 1999 due to the anticipated growth in subscriber additions.

        The increase in depreciation and amortization expenses is attributable to the continued expansion of the wireless systems. FCC licenses are not amortized until the related market is operational. These expenses will increase as new markets become operational.

        PCS EBITDA

        From 1997 to 1998, the decrease in negative EBITDA is attributable to the increase in revenues and operating efficiencies gained from the growing subscriber base. VoiceStream expects a similar trend in EBITDA from 1999 for its operational markets, however the commencement of operations in new markets will slow and could reverse this trend. Negative EBITDA increased in 1997 from 1996 due to the commencement of operations in three new markets.

        PCS NET LOSS

        From 1997 to 1998, the decrease in net loss is attributable to the increase in revenues, operating efficiencies gained from growing the subscriber base and a decrease in other expense. VoiceStream expects a similar trend in net loss from 1998 to 1999 for its operational markets, however the commencement of operations in new markets will slow and could reverse this trend. Net loss increased in 1997 from 1996 due to the commencement of operations in new markets.

        PCS OTHER INCOME (EXPENSE); NET OPERATING LOSS CARRYFORWARDS

        Interest and financing expense, net of capitalized interest, decreased in 1998 from 1997 due to the equity contributions from Western Wireless in December 1997 and Hutchison USA in February 1998 (see "PCS Liquidity and Capital Resources"). The equity contribution from Western Wireless was a conversion of debt that had previously incurred interest. The Hutchison Investment allowed VoiceStream to repay the remaining debt to Western Wireless and to forego additional borrowings until July 1998. The increase in interest and financing expense in 1997 from 1996 was due to the increase in long-term debt. Long-term debt was incurred primarily to fund the capital expenditures associated with the build-out of the wireless systems. Interest expense will increase in 1999 as a result of increased borrowings to fund the expansion of the wireless network. The weighted average interest rate, before the effect of capitalized interest, was 8.76% in 1998, 8.23% in 1997 and 8.12% in 1996. Interest income and other increased in 1998 from 1997 due to interest earned on the funds received in the Hutchison Investment.

        VoiceStream had $707 million of NOL carryforwards at December 31, 1998, which will expire between 2010 and 2018. After the Spin-off, these NOL carryforwards will remain with VoiceStream. Management believes that, based on a number of factors, there is sufficient uncertainty regarding the utilization of VoiceStream's NOL carryforwards.

        PCS LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain financial data as it relates to the 1998 cash flows for PCS operations:

                 (Dollars in thousands)
                 YEAR ENDED DECEMBER 31, 1998
                 Net loss                                                               $(254,266)
                    Net cash used in operating activities                               $(112,931)
                    Net cash used in investing activities                               $(253,633)
                    Net cash provided by financing activities                           $ 374,284
                    Ending cash                                                         $   8,057

        VoiceStream, through a wholly-owned subsidiary, has a credit facility with a consortium of lenders (the "PCS Credit Facility") consisting of $500 million in revolving credit and $500 million in term loans. As of December 31, 1998, $540 million was outstanding under the PCS Credit Facility. The amount which VoiceStream can borrow under the Credit Facility is reduced beginning on 2001, the same year in which repayment of the Credit Facility begins. Debt under the PCS Credit Facility matures on December 31, 2006, for the revolver and the delayed draw term loan, and June 30, 2007, for the other $250 million term loan. The borrowings under the PCS Credit Facility bear interest at variable rates. Substantially all the assets of VoiceStream, other than certain PCS licenses acquired in the FCC's D and E Block auctions and certain other assets, are pledged as security for such debt. The terms of the PCS Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. As of January 1, 1999, the amount available to borrow under the PCS Credit Facility, which is restricted by certain financial covenants, was $277 million.

        The Hutchison Investment closed in February 1998. Approximately $135 million of the proceeds of the Hutchison Investment was used by VoiceStream for the build-out of its systems during 1998. The remainder of the proceeds was paid to Western Wireless as a repayment of loans made to VoiceStream.

        In 1999, VoiceStream anticipates spending approximately $150 million for the continued expansion of its operating markets and $150 million for the development and expansion of new markets (both amounts include VoiceStream's anticipated spending by Cook Inlet PCS). VoiceStream will use cash on hand and amounts available for borrowing under the PCS Credit Facility for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of its operations, including the build-out of its markets, provide for working capital and service debt. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from its existing capital resources, VoiceStream may be required to curtail its service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures, VoiceStream expects to make in 1999, VoiceStream has noncancellable lease agreements for various facilities, including cell-site locations, of approximately $25 million in 1999. The sources of funding for such expenditures will come from the same sources as discussed above. VoiceStream has reached an agreement in principle with one of its infrastructure equipment vendors whereby such vendor would purchase $400,000,000 of VoiceStream's newly designated and issued 12% cumulative senior exchangeable preferred stock. During the first five years following issuance, dividends would be paid in cash or, at VoiceStream's option, in additional shares of exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. After the fifth anniversary, all dividends would be payable only in cash. In addition, VoiceStream would modify its existing PCS supply agreement with such vendors. The agreement in principle contemplates that the net proceeds of the sale of the exchangeable preferred stock would be used to finance capital expenditures, for working capital purposes and to finance permitted investments and acquisitions. Although VoiceStream is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed and that such funds will be available to VoiceStream.

        A wholly owned subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet PCS. Cook Inlet PCS is subject to the FCC's build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on its C and F Block licenses. No principal payments on these licenses are due in 1999. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. To date, Western Wireless has funded the operations of Cook Inlet PCS through the issuance of promissory notes. VoiceStream does not have any further commitments to fund Cook Inlet PCS. At December 31, 1998, Western Wireless had advanced funds totaling $65.3 million to Cook Inlet PCS under such promissory notes. During the second quarter of 1998, Cook Inlet PCS participated in the C Block restructuring options provided by the FCC. The options chosen by Cook Inlet PCS had the effect of reducing its debt by $29.1 million.

        In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS") (of which 49.9% is owned by VoiceStream and 50.1% is owned by Cook Inlet Region, Inc.) to participate in the FCC's reauction of C and F Block licenses in 1999. VoiceStream contributed $25 million in March of 1999, to the deposit required by the FCC to participate in the reauction. CIVS has reached an agreement in principle with one of its infrastructure equipment vendors whereby such vendor would provide to CIVS a $725,000,000 senior credit facility and a $100,000,000 subordinated facility, and would agree to acquire certain equipment, software and services from such vendor. The agreement in principle contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures, for working capital and to finance permitted investments and acquisitions. The effectiveness of the senior secured facility and the subordinated facility will be conditioned upon CIVS acquiring licenses for BTA's covering at least 2 million persons. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for BTA's acquired by CIVS, with $825 million in the aggregate being available if CIVS acquires licenses for BTA's covering at least 15 million persons and such availability being ratably reduced if CIVS acquired licenses for BTA's covering fewer than 15 million persons. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.

        After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses will remain with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream will pay Western Wireless in 1999 an amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of Western Wireless. This payment will not exceed $20 million, net of taxes.

        Net cash used in operating activities was $112.9 million in 1998. Adjustments to the $254.3 million net loss to reconcile to net cash used in operating activities included $83.8 million of depreciation and amortization, and $24.1 million for equity in the net loss of unconsolidated subsidiaries. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $20.9 million in accrued liabilities, the largest component of which is attributable to an increase in property taxes; and (ii) an increase of $13.7 million in accounts payable, due to the growth of the business. Net cash used in operating activities was $198.1 million in 1997 and $81.3 million in 1996.

        Net cash used in investing activities was $253.6 million in 1998. Investing activities consisted primarily of: (i) purchases of property and equipment of $206.5 million, largely related to the build-out of the wireless network; (ii) investments in and advances to unconsolidated affiliates of $34.3 million, primarily attributable to advances to Cook Inlet PCS for working capital and purchases of property and equipment; and (iii) $12.9 million of additions to licensing costs and other intangible assets, primarily attributable to 16 Local Multipoint Distribution Service (LMDS) licenses acquired in an FCC auction. Net cash used in investing activities was $370.2 million in 1997 and $342.6 million 1996.

        Net cash provided by financing activities was $374.3 million in 1998. Financing activities consisted of: (i) net proceeds from the Hutchison Investment of $244.8 million, offset by the repayment of advances from Western Wireless of $105.4 million; and (ii) net borrowings on long-term debt of $240.0 million, offset by $5.1 million of financing fees. Net cash provided by financing activities was $563.3 million in 1997 and $429.3 million in 1996.

        In the ordinary course of business, VoiceStream continues to evaluate acquisitions, joint ventures and other potential business transactions. Any such transactions would be financed with the borrowings under the Credit Facility or through the issuance of additional debt or the sale of additional equity. There can be no assurance that such funds will be available to VoiceStream on acceptable or favorable terms.
PCS SEASONALITY

        VoiceStream, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter VoiceStream experiences greater losses on equipment sales and increases in sales and marketing expenses. VoiceStream expects this trend to continue.

WESTERN WIRELESS AND ITS SUBSIDIARIES YEAR 2000 ISSUES

        Western Wireless, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Any of Western Wireless', or its vendors, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Western Wireless is currently remediating its critical systems to address the year 2000 issue. Critical systems are those whose failure poses a risk of disruption to Western Wireless' ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. Western Wireless expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Western Wireless cannot assure that the remediation of its critical systems will be complete by the year 2000.

        Much of Western Wireless' technology, including technology associated with its critical systems, is purchased from third parties. Western Wireless is dependent on those third parties to assess the impact of the year 2000 issue on the technology and services they supply and to take any necessary corrective action. Western Wireless' plan includes obtaining information from all third parties to determine whether they have accurately assessed the problem and taken corrective action. Western Wireless cannot assure that these third parties will have taken the necessary corrective action prior to the year 2000.


        While costs incurred to date to address the year 2000 issue have not been significant, Western Wireless expects to incur incremental consolidated expenses of not more than $5 million through the end of 1999 to implement its plan for its consolidated critical systems. In addition, Western Wireless has redeployed internal resources to address the problem. The majority of these expenses will be incurred in the first half of 1999. Additionally, Western Wireless will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated to facilitate year 2000 compliance and which is not expected to have a material impact on Western Wireless' financial position or results of operations. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.

        Based on its current assessments and its remediation plan, which are based in part upon certain representations of third parties, VoiceStream expects that it will not experience a disruption of its operations as a result of the change to the year 2000. However, there can be no assurance that either Western Wireless or the third parties who have supplied technology used in Western Wireless' critical systems will be successful in taking corrective action in a timely manner. Western Wireless has developed contingency plans with respect to its critical systems, which Western Wireless believes will successfully avoid service disruption; however, Western Wireless cannot guarantee this. Western Wireless will continuously test and update these plans and systems as long as necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth on pages F-1 through F-22 and the related financial statement schedules are set forth on page S-1 through S-3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in Western Wireless' Proxy Statement for its 1999 annual shareholders meeting to be filed with the United States Securities and Exchange Commission. The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference to the section entitled "Executive Compensation" in Western Wireless' Proxy Statement for its 1999 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Western Wireless' Proxy Statement for its 1999 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in Western Wireless' Proxy Statement for its 1999 annual shareholders meeting to be filed with the United States Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedule

        The financial statements and schedules are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

(B) Reports on Form 8-K

        A Form 8-K was filed on October 27, 1998, reporting Western Wireless' financial and operating results for the third quarter ended September 30, 1998, and announcing the filing of a request for ruling with the Internal Revenue Service.

        A Form 8-K was filed on February 8, 1999, announcing that Western Wireless received a favorable ruling from the Internal Revenue Service regarding the tax free nature of a potential spin off of its 80.1 percent ownership of VoiceStream Wireless Corporation, and that the Board of Directors of Western Wireless approved such a spin off transaction.

        A Form 8-K was filed on February 17, 1999, reporting Western Wireless' financial and operating results for the fourth quarter and year end 1998.

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
3.1(1)         Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)         Bylaws of the Registrant.

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

10.6(1)        Supply Contract by and between Western PCS Corporation and Nokia
               Telecommunications Inc., dated December 14, 1995

10.7(1)        Purchase and Sale Agreement, Nokia Mobile Phones, Inc. and
               Western Wireless Corporation, dated November 10, 1995


EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
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

10.25(1)       Employment Agreement by and between John W. Stanton and Western
               Wireless Corporation, dated March 12, 1996

10.26(1)       Employment Agreement by and between Robert R. Stapleton and
               Western Wireless Corporation, dated March 12, 1996

10.27(1)       Employment Agreement by and between Mikal J. Thomsen and Western
               Wireless Corporation, dated March 12, 1996

10.28(1)       Employment Agreement by and between Theresa E. Gillespie and
               Western Wireless Corporation, dated March 12, 1996

10.29(1)       Employment Agreement by and between Alan R. Bender and Western
               Wireless Corporation, dated March 12, 1996

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
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

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
10.48(5)       Purchase Agreement, dated April 24, 1997, by and among Western
               Wireless Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad
               Oklahoma, L.P., Triad Cellular Corporation and Triad Cellular
               L.P.

10.49(5)       Purchase Agreement, dated April 24, 1997, by and between Western
               Wireless Corporation and Triad Cellular Corporation

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

10.54(9) Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank PLC and Morgan Guaranty Trust Company of New York as Managing Agents dated May 28, 1997

10.55(10)      Stock Subscription Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications Limited and Hutchison
               Telecommunications Holdings (USA) Limited dated October 14, 1997

10.56(10)      Purchase Agreement by and among Western PCS Corporation, Western
               Wireless Corporation, Hutchison Telecommunications Limited and
               Hutchison Telecommunications PCS (USA) Limited dated October 14,
               1997

10.57(10)      Form of Cash Management Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.58(10)      Form of Roaming Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.59(10)      Form of Services Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.60(10)      Form of Shareholders Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications PCS (USA) Limited and
               Western PCS Corporation

10.61(10)      Form of Tax Sharing Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.62(10)      Agreement to Form Limited Partnership dated September 30, 1997, by and among Western PCS I Iowa Corporation, a Delaware
               corporation, INS Wireless, Inc., an Iowa corporation, Western PCS
               I Corporation, a Delaware corporation, and Iowa Network Services,
               Inc., an Iowa corporation

10.63(10)      Iowa Wireless Services, L.P. Limited Partnership Agreement dated as of September 30, 1997, by and between INS Wireless, Inc., as
               General Partner, and Western PCS I Iowa Corporation, as Limited
               Partner

10.64(11)      Software License Maintenance and Subscriber Billing Services
               Agreement dated June 1997

10.65(11)      First Amendment to Software License, Maintenance and Subscriber
               Billing Services Agreement dated December 1997, between CSC
               Intelicom, Inc., and Western Wireless Corporation

10.66(11)      Letter agreement dated December 16, 1997 between Western Wireless
               Corporation and Intelicom Services Inc. to provide products and services pursuant to the Software License Maintenance and
               Subscriber Billing Services Agreements and First Amendment
               thereto

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
10.67(12)      Second Amendment to Loan Agreement by and among Western Wireless
               Corporation, TD Securities (USA) Inc., Barclays Capital, and J.P.
               Morgan Securities Inc., as Managing Agents for the Various
               Lenders, dated February 17, 1998

10.68(12)      Employment Agreement by and between Timothy Wong and Western
               Wireless Corporation, dated February 10, 1998.

10.69(12)      Employment Agreement by and between Robert Dotson and Western
               Wireless Corporation, dated February 10, 1998

10.70(13)      Amendment Number 4 to PCS 1900 Project and Supply Agreement by
               and between Western PCS Corporation and Northern Telecom Inc.
               dated March 26, 1998

10.71(13)      Supply Contract by and between Western PCS Corporation and Nokia
               Telecommunications Inc. dated March 9, 1998

10.72(13)      Purchase and Sale Agreement by and between Nokia Mobile Phones,
               Inc. and Western PCS Corporation dated March 9, 1998

10.74(13)      Loan Agreement among Western PCS Holding Corporation, various financial institutions, and Toronto-Dominion (Texas), Inc. as
               Administrative Agent, dated June 26, 1998

10.75(13)      Asset Purchase Agreement by and between WWC Holding Co, Inc.,
               Western Wireless Corporation, and Celludyne II, Inc. dated June
               10, 1998

10.76(14)      Amendment Number 5 to PCS 1900 Project and Supply Agreement
               between VoiceStream Wireless Corporation and Northern Telecom
               Inc. dated September 17, 1998

10.77(14)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, Cook Inlet
               Telecommunications, Inc. and VoiceStream Wireless Corporation
               dated December 17, 1998

10.78(14)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, SSPCS Corporation
               and VoiceStream Wireless Corporation dated January 19, 1999

10.79(14)      First Amendment to Loan Agreement by and among Western PCS
               Holding Corporation, TD Securities (USA) Inc., NationsBanc
               Montgomery Securities LLC, Barclays Capital, J.P. Morgan
               Securities Inc., Chase Securities Inc., J.P. Morgan Securities
               Inc., NationsBanc Montgomery Securities LLC, Chase Securities
               Inc. and Toronto Dominion (Texas), Inc. dated November 25, 1998

10.80(15)      Amendment No. 1 to the General Agreement for Purchase of Cellular
               Systems between Western Wireless Corporation and Lucent
               Technologies, Inc. effective January 1998

10.81(15)      Amendment No. 2 to Purchase Agreement between General Cellular
               Corporation and Northern Telecom Inc.

10.82(15)      Amendment No. 3 to Purchase Agreement between Western Wireless
               Corporation and Northern Telecom Inc. dated September 1998

10.83          Asset Purchase Agreement by and among McAllen Cellular Telephone
               Company, Inc., GCC License Corporation, Celutel, Inc. and Western
               Wireless Corporation dated January 26, 1999

10.84          Asset Purchase Agreement by and among Brownsville Cellular
               Telephone Company Inc., LLC License Corporation, Celutel, Inc., and Western Wireless Corporation dated January 24, 1999

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule

(1) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-1 (Commission File No. 333-2432).

(2) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-1 (Commission File No. 333-2688).

(3) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-4 (Commission File No. 333-14859).

(4) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-8 (Commission File No. 333-18137).

(5) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-1 (Commission File No. 333-14859)

(6) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-3 (Commission File No. 333-14859)

(7) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-K for the year ended 12/31/96.

(8) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 3/31/97.

(9) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 6/30/97.

(10) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 9/30/97.

(11) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-K for the year ended 12/31/97.

(12) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 3/31/98.

(13) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 6/30/98.

(14) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form 10 (Commission File No. 000-25441)

(15) Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         WESTERN WIRELESS CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
   Report of Independent Public Accountants    ....................................................................     F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1997....................................................     F-3

   Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996......................     F-4

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996............     F-5

   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996......................     F-6

   Notes to Consolidated Financial Statements    ..................................................................     F-7

   Schedule I - Parent Company Only Financial Statements.............................................................   S-1

   Schedule II - Valuation and Qualifying Accounts    .............................................................     S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Western Wireless Corporation:

We have audited the accompanying consolidated balance sheets of Western Wireless Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedules referred to below are the responsibility of Western Wireless management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Wireless Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP

Seattle, Washington
February 18, 1999

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      As of December 31,
                                                                                ---------------------------
                                                                                    1998            1997
                                                                                -----------     -----------
                                                  ASSETS

   Current assets:
      Cash and cash equivalents                                                 $    10,249     $    15,459
      Accounts receivable, net of allowance for doubtful accounts of
             $13,344 and $9,931, respectively                                        70,093          55,652
      Inventory                                                                      28,976          36,425
      Prepaid expenses and other current assets                                      14,937          31,216
                                                                                -----------     -----------
          Total current assets                                                      124,255         138,752

   Property and equipment, net of accumulated depreciation
      of $360,184 and $221,031, respectively                                        891,597         699,129
   Licensing costs and other intangible assets, net of accumulated
      amortization of $95,008 and $73,049, respectively                             830,829         807,409
   Investments in and advances to unconsolidated affiliates                          98,601          64,156
   Other assets                                                                      12,912          10,527
                                                                                -----------     -----------
                                                                                $ 1,958,194     $ 1,719,973
                                                                                ===========     ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                          $    21,273     $    11,519
      Accrued liabilities                                                           116,284         104,595
      Construction accounts payable                                                  64,799          14,431
                                                                                -----------     -----------
          Total current liabilities                                                 202,356         130,545
                                                                                -----------     -----------

   Long-term debt                                                                 1,585,000       1,395,000
                                                                                -----------     -----------

   Minority interest in consolidated subsidiaries                                    77,578
                                                                                -----------

   Commitments (Note 8)

   Shareholders' equity:
      Preferred stock, no par value, 50,000,000 shares authorized;
           no shares issued and outstanding
      Common stock, no par value, and paid-in capital; 300,000,000 shares authorized; Class A, 38,710,893 and 22,201,336 shares issued and outstanding, respectively, and; Class B, 37,312,477 and 53,431,163 shares issued
          and outstanding, respectively                                             800,631         675,036
      Deferred compensation                                                          (1,211)           (845)
      Foreign currency translation                                                   (2,328)
      Deficit                                                                      (703,832)       (479,763)
                                                                                -----------     -----------
          Total shareholders' equity                                                 93,260         194,428
                                                                                -----------     -----------
                                                                                $ 1,958,194     $ 1,719,973
                                                                                ===========     ===========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Dollars in thousands, except per share data)

                                                                            For the year ended December 31,
                                                                   ----------------------------------------------
                                                                       1998             1997             1996
                                                                   ------------     ------------     ------------
Revenues:
      Subscriber revenues                                          $    454,016     $    297,724     $    182,441
      Roamer revenues                                                    70,250           39,977           34,065
      Equipment sales and other revenues                                 60,316           42,877           26,579
                                                                   ------------     ------------     ------------
            Total revenues                                              584,582          380,578          243,085
                                                                   ------------     ------------     ------------

Operating expenses:
      Cost of service                                                   106,570           90,184           53,600
      Cost of equipment sales                                           110,220           83,167           46,305
      General and administrative                                        164,231          112,543           66,673
      Sales and marketing                                               168,756          120,875           83,652
      Depreciation and amortization                                     158,169          133,470           79,741
                                                                   ------------     ------------     ------------
            Total operating revenues                                    707,946          540,239          329,971
                                                                   ------------     ------------     ------------

Operating loss                                                         (123,364)        (159,661)         (86,886)
                                                                   ------------     ------------     ------------

Other income (expense):
      Interest and financing expense, net                              (126,345)         (98,964)         (44,690)
      Equity in net loss of unconsolidated affiliates                   (28,866)         (11,058)            (968)
      Other, net                                                         10,471            4,149            2,439
                                                                   ------------     ------------     ------------
            Total other income (expense)                               (144,740)        (105,873)         (43,219)
                                                                   ------------     ------------     ------------

Minority interest in net loss of consolidated subsidiaries               44,035
                                                                   ------------     ------------     ------------
              Net loss                                             $   (224,069)    $   (265,534)    $   (130,105)
                                                                   ============     ============     ============

Basic loss per common share                                        $      (2.95)    $      (3.76)    $      (2.00)
                                                                   ============     ============     ============

Weighted average common shares used in computing basic
     loss per common share                                           75,863,000       70,692,000       65,196,000
                                                                   ============     ============     ============


Comprehensive loss:
      Net loss                                                     $   (224,069)    $   (265,534)    $   (130,105)
      Other comprehensive loss:
            Foreign currency translation adjustment                      (2,328)
                                                                   ------------     ------------     ------------
Total comprehensive loss                                           $   (226,397)    $   (265,534)    $   (130,105)
                                                                   ============     ============     ============



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                     Common Stock
                                        --------------------------------------
                                                                   Par value                    Foreign                     Total
                                          Class A      Class B    and paid-in    Deferred      currency                shareholders'
                                          shares       shares       capital    compensation   translation   Deficit       equity
                                        ----------   ----------   -----------  ------------   -----------  ----------  -------------
Balance, January 1, 1996                             58,047,235     $324,729                       --      $ (84,124)   $ 240,605
   Shares issued:
     For cash, net of costs             10,664,800       88,567      234,724         --            --             --      234,724
     Upon exercise of stock options        383,937           --          879         --            --             --          879
     In exchange for wireless
          properties                            --      595,309        7,117         --            --             --        7,117
     Class B shares exchanged for
         Class A shares                  3,491,954   (3,491,954)          --         --            --             --           --
   Deferred compensation                        --           --        1,829     $ (800)           --             --        1,029
   Net loss                                     --           --           --         --            --       (130,105)    (130,105)
                                        ----------   ----------     --------    -------       -------      ---------    ---------
Balance, December 31, 1996              14,540,691   55,239,157      569,278       (800)           --       (214,229)     354,249
   Shares issued:
     Upon exercise of stock options        268,763           --        1,077         --            --             --        1,077
     In exchange for wireless
          properties                     1,600,000           --       28,600         --            --             --       28,600
     Private placement                   3,888,888           --       74,300         --            --             --       74,300
     Class B shares exchanged
         for Class A shares              1,807,994   (1,807,994)
   Deferred compensation                    95,000           --        1,781        (45)           --             --        1,736
   Net loss                                     --           --           --         --            --       (265,534)    (265,534)
                                        ----------   ----------     --------    -------       -------      ---------    ---------
Balance, December 31, 1997              22,201,336   53,431,163      675,036       (845)           --       (479,763)     194,428
   Shares issued:
     Upon exercise of stock options        290,871           --        1,159         --            --             --        1,159
     Excess of net book value
          from the sale of
          minority interest in
          consolidated subsidiaries             --           --      121,998         --            --             --      121,998
     Class B shares exchanged for
          Class A shares                16,118,686  (16,118,686)          --         --            --             --           --
   Deferred compensation                   100,000           --        2,438       (366)           --             --        2,072
   Foreign currency translation
           adjustment                           --           --           --         --        (2,328)            --       (2,328)
   Net loss                                     --           --           --         --            --       (224,069)    (224,069)
                                        ----------    ---------     --------    -------       -------      ---------    ---------
   Balance, December 31, 1998           38,710,893   37,312,477     $800,631    $(1,211)      $(2,328)     $(703,832)   $  93,260
                                        ==========   ==========     ========    =======       =======      =========    =========

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          For the year ended December 31,
                                                                      -------------------------------------
                                                                         1998          1997         1996
                                                                      ---------     ---------     ---------
Operating Activities:
   Net loss                                                           $(224,069)    $(265,534)    $(130,105)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    158,169       133,470        79,741
        Employee equity compensation                                      1,972         1,835         1,029
       Equity in net loss of unconsolidated affiliates                   28,866        11,058           968
       Minority interest in net loss of consolidated
        subsidiaries                                                    (44,035)
       Other, net                                                         4,343         4,834         3,088
       Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
             Accounts receivable, net                                   (14,137)      (23,871)      (10,309)
             Inventory                                                    7,496        (9,481)      (20,493)
             Prepaid expenses and other current assets                    1,279       (16,913)      (10,979)
             Accounts payable                                             9,754        (4,807)        5,771
             Accrued liabilities                                         24,100        54,911        19,956
                                                                      ---------     ---------     ---------
       Net cash used in operating activities                            (46,262)     (114,498)      (61,333)
                                                                      ---------     ---------     ---------

Investing activities:
   Purchase of property and equipment                                  (279,874)     (318,750)     (333,315)
   Additions to licensing costs and other intangible assets             (21,341)      (71,917)      (86,097)
   Acquisition of wireless properties, net of cash acquired             (35,346)     (195,790)      (40,180)
   Investments in and advances to unconsolidated affiliates             (49,702)      (63,402)       (5,994)
   Deposit held by FCC, net                                                             7,749       (23,500)
   Other assets                                                          (2,494)      (10,194)
                                                                      ---------     ---------     ---------
       Net cash used in investing activities                           (388,757)     (652,304)     (489,086)
                                                                      ---------     ---------     ---------

Financing activities:
   Proceeds from issuance of common stock, net                            1,159        75,376       235,603
   Additions to long term debt                                          600,000       722,000       893,000
   Repayment of debt                                                   (410,000)      (70,000)     (512,722)
   Deferred financing costs                                              (5,059)                    (19,149)
   Proceeds from sale of minority interest in consolidated
         subsidiary, net                                                243,709
                                                                      ---------     ---------     ---------
       Net cash provided by financing activities                        429,809       727,376       596,732
                                                                      ---------     ---------     ---------

Change in cash and cash equivalents                                      (5,210)      (39,426)       46,313

Cash and cash equivalents, beginning of year                             15,459        54,885         8,572
                                                                      ---------     ---------     ---------

Cash and cash equivalents, end of year                                $  10,249     $  15,459     $  54,885
                                                                      =========     =========     =========




           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

        Western Wireless Corporation ("Western Wireless") provides wireless communications services in the United States principally through the ownership and operation of cellular and personal communications services ("PCS") systems. Western Wireless provides cellular operations primarily in rural areas in 17 western states under the Cellular One(R) brand name. Western Wireless provides PCS services through its 80.1% ownership in VoiceStream Wireless Corporation ("VoiceStream"). VoiceStream has commenced commercial operations in ten markets under the VoiceStream(R) brand name using the GSM technology. Additionally, VoiceStream PCS services are offered in three additional markets in conjunction with joint ventures.

        Through international joint ventures, Western Wireless International ("WWI"), a subsidiary of Western Wireless, has interests in (and in some cases manages) wireless licenses in certain foreign countries, including Gahna, Iceland, Haiti, Croatia and the Republics of Latvia and Georgia. In addition, WWI has interests in entities which have made wireless license applications in certain other foreign countries.

        On February 8, 1999, Western Wireless announced its intention to separate VoiceStream from Western Wireless' other operations (the "Spin-off"). Western Wireless has received a favorable ruling by the Internal Revenue Service for a tax free spin-off, and the approval by its board of directors to take the necessary steps to complete the Spin-off. Western Wireless will distribute all of its interest in VoiceStream to its shareholders upon the Spin-off. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off will establish VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless. The Spin-off is subject to numerous conditions including, among others, the receipt of certain government and third party approvals. There is no assurance that such conditions will be met to complete the Spin-off.

        Western Wireless expects that VoiceStream will incur significant operating losses and generate negative cash flows from operating activities during the next several years while it expands its PCS systems and customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of consolidation:

        The consolidated financial statements include the accounts of Western Wireless, its wholly owned subsidiaries and its affiliate investments in which Western Wireless has a greater than 50% interest that is not temporary. All affiliate investments in which Western Wireless has between a 20% and 50% interest and those that are temporarily greater than 50% are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

        Cash and cash equivalents:

        Cash and cash equivalents generally consist of cash and marketable securities that have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value.

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

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Property and equipment and depreciation:

        Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets which primarily range from three to twenty years.

        Licensing costs and other intangible assets and amortization:

        Licensing costs primarily represent costs incurred to acquire Federal Communication Commission's ("FCC") wireless licenses, including cellular licenses principally obtained through acquisitions, and PCS licenses primarily purchased from the FCC.

        Amortization of cellular licenses is computed using the straight-line method. Effective January 1, 1997, Western Wireless prospectively changed its amortization period for cellular licensing costs from 15 years to 40 years to conform more closely with industry practices. The effect of this change in 1997 was to decrease net loss by approximately $15 million and decrease the loss per share by $0.21. Amortization of PCS licenses begins with the commencement of service to customers and is computed using the straight-line method over 40 years.

        Other intangible assets consist primarily of deferred financing costs. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," Western Wireless periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its licensing costs and other intangibles. As of December 31, 1998, there has been no indication of such impairment.

        Capitalized Interest:

        VoiceStream PCS licenses and wireless communications systems represent qualified assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." VoiceStream capitalized interest of $1.8 million in 1998 and $4.0 million in 1997.

        Income taxes:

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax bases of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Loss per common share:

        Loss per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, "Earnings Per Share." Due to the net loss incurred during the periods presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

        Stock-based compensation plans:

        Western Wireless accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12 for discussion of the effect on net loss and other related disclosures had Western Wireless accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Foreign currency translation:

        For operations outside the United States that prepare financial statements in currencies other than the United States dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of shareholders' equity.

        Fair value of financial instruments:

        As required under the Cellular and PCS Credit Facilities (as defined in Note 7), Western Wireless enters into interest rate swap and cap agreements to manage interest rate exposure pertaining to long-term debt. Western Wireless has only limited involvement with these financial instruments, and does not use them for trading purposes. In addition, Western Wireless has historically held derivative financial instruments to maturity and has never recognized a material gain or loss on disposal. It is Western Wireless' intent to hold existing derivatives to maturity. Interest rate swaps are accounted for on an accrual basis, the income or expense of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements. These transactions do not subject Western Wireless to risk of loss because gains and losses on these contracts are offset against losses and gains on the underlying liabilities. No collateral is held in relation to financial instruments.

        The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar term and maturities. Western Wireless does not hold or issue any financial instruments for trading purposes.

        Supplemental cash flow disclosure:

        Cash paid for interest (net of amounts capitalized) was $123.2 million in 1998, $87.4 million in 1997 and $36.2 million in 1996.

        Non-cash investing and financing activities were as follows:

       (Dollars in thousands)                                                       YEAR ENDED DECEMBER, 31
                                                                      -----------------------------------------------------
                                                                          1998                1997               1996
                                                                      --------------     ---------------     --------------
       Release of cash held in escrow                                 $  15,000
       Contribution of wireless licenses to joint ventures            $  14,744
       Conversion of FCC deposit to wireless license                                     $   17,251
       Conversion of revolving debt to term debt                                                             $ 200,000
       Issuance of common stock in exchange for wireless assets                          $   28,600          $   7,117



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

                          .WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        Recently issued accounting standards:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of Western Wireless' March 31, 2000, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on Western Wireless' financial position or results of operations.

        The American Institute of Certified Public Accountants recently issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organizational activities. It requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is not expected to materially affect the financial position or results of operations of Western Wireless. The required adoption period is effective for the issuance of Western Wireless' December 31, 1999, financial statements


3. PROPERTY AND EQUIPMENT:

(Dollars in thousands)                                     DECEMBER 31,
                                                   ----------------------------
                                                      1998               1997
                                                   ---------          ---------
Land, buildings and improvements                   $  28,297          $  20,406
Wireless communications systems                      845,897            697,319
Furniture and equipment                               99,542             74,768
                                                   ---------          ---------
                                                     973,736            792,493
Less accumulated depreciation                       (360,184)          (221,031)
                                                   ---------          ---------
                                                     613,552            571,462
Construction in progress                             278,045            127,667
                                                   ---------          ---------
                                                   $ 891,597          $ 699,129
                                                   =========          =========

        Depreciation expense was $139.8 million in 1998, $119.1 million in 1997 and $54.9 million in 1996.

4. LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

(Dollars in thousands)                                    DECEMBER 31,
                                                 ------------------------------
                                                    1998                 1997
                                                 ---------            ---------
License costs                                    $ 884,991            $ 846,466
Other intangible assets                             40,846               33,992
                                                 ---------            ---------
                                                   925,837              880,458
Accumulated amortization                           (95,008)             (73,049)
                                                 ---------            ---------
                                                 $ 830,829            $ 807,409
                                                 =========            =========

        Amortization expense was $18.4 million in 1998, $14.4 million in 1997 and $24.8 million in 1996.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

(Dollars in thousands)                                        DECEMBER 31,
                                                        ------------------------
                                                          1998             1997
                                                        -------          -------
VoiceStream PCS:
   Cook Inlet PCS                                       $47,889          $36,055
   Iowa Wireless                                         10,563
   Other PCS investments                                  2,486
Western Wireless International:
   Latcom Wireless Telephone Co.                         12,724           11,791
   ACG Telesystems Ghana, LLC                            13,122            8,706
   Other international investments                       11,817            7,604
                                                        -------          -------
                                                        $98,601          $64,156
                                                        =======          =======

        Western Wireless' ownership interest in these unconsolidated affiliates range from 18% to 63%. Those ownership interests greater than 50% are temporary, therefore the entities are not consolidated.

        VoiceStream Investments:

        A subsidiary of VoiceStream holds a 49.9% interest in Cook Inlet Western Wireless PV/SS PCS, L.P. ("Cook Inlet PCS"). Cook Inlet PCS is subject to the FCC build-out requirements and will require significant additional amounts to complete the build-out of its PCS systems and to meet the government debt service requirements on its C and F Block licenses. The potential sources of such additional funding include vendor loans, loans or capital contributions by the partners of Cook Inlet PCS or other third party financing. VoiceStream funded the operations of Cook Inlet PCS during 1998 and 1997 through loans evidenced by promissory notes which are due 180 days after the date of issuance. The weighted average interest rate was 15% for 1998 and 1997. All promissory notes that have come due were replaced with new promissory notes.

        During the second quarter of 1998, Cook Inlet PCS participated in the C Block restructuring options provided by the FCC. The FCC provided for various options, including: (1) to return to the FCC entire licenses purchased in the C Block auction and be relieved of 100% of the related debt ("Amnesty"); and (2) to return 15 MHz, from a total of 30 MHz, of the licenses purchased in the auction and be relieved of one half of the related debt ("Disaggregation"). Of the licenses purchased in the C Block auction, Cook Inlet PCS chose Amnesty for two Basic Trading Area ("BTA") licenses and Disaggregation for 11 BTA licenses. This resulted in a reduction of Cook Inlet PCS's debt of $29.1 million and a gain of $3.9 million, due to the retroactive adjustment of interest accrued on the related debt, the effect of which reduced the equity losses picked up by VoiceStream for the second quarter.

        In September 1997, a wholly owned subsidiary of VoiceStream and a subsidiary of Iowa Network Services, Inc., formed a limited partnership ("Iowa Wireless") to build and operate a PCS network under the VoiceStream brand name covering certain metropolitan areas in Iowa and the major interstate and state highways linking such areas. In 1998, VoiceStream contributed certain licenses that it purchased in the FCC's A and D Block auctions for approximately $12.3 million to the venture for an approximate 38% ownership interest.

        Western Wireless International Investments:

        In October 1998, a joint venture in which, WWI owns a 19.0% minority interest was granted a license to provide wireless communication services in Croatia. WWI contributed $3.3 million for the purchase of the license.

        In September 1998, a joint venture in which, WWI owns a 28.5% minority interest was granted a license to provide wireless communication services in Haiti. WWI contributed $8.5 million for the purchase of the license.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (CONTINUED):

        In June 1998, WWI, through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Irish Government that it was the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been issued, as the decision by the Irish Government is subject to a pending legal proceeding.

        The following summarized financial information represents the combined assets, liabilities and results of operations of Western Wireless' unconsolidated affiliates. Individually, these unconsolidated affiliates are not material to Western Wireless' assets, liabilities or results of operations, however, as a group they represent a material portion of Western Wireless' operating results. The information provided represents 100% of these entities assets, liabilities and results of operations, not just Western Wireless' portion.

(Dollars in thousands)                                       DECEMBER 31,
                                                      -------------------------
Combined Balance Sheet Data:                             1998           1997
                                                      ---------       ---------
     Total current assets                             $  16,872       $  12,022
                                                      =========       =========
     Total non-current assets                         $ 243,290       $ 171,349
                                                      =========       =========
     Total current liabilities                        $  95,000       $  52,975
                                                      =========       =========
     Total non-current liabilities                    $ 160,858       $ 133,641
                                                      =========       =========

Combined Statements of Operations Data:
     Revenues                                         $  30,235       $   3,388
     Operating expenses                                  55,176          22,076
                                                      ---------       ---------
     Operating loss                                     (24,941)        (18,688)
     Other income (expense)                             (18,220)        (12,639)
                                                      ---------       ---------
     Net loss                                         $ (43,161)      $ (31,327)
                                                      =========       =========


6. ACCRUED LIABILITIES:

(Dollars in thousands)                                        DECEMBER 31,
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
Accrued payroll and benefits                            $ 21,225        $ 15,111
Accrued interest expense                                  15,914          17,831
Accrued property taxes                                    26,432          13,428
Accrued taxes (other than income)                          8,073           5,844
Final payment for acquisition                                             15,000
Accrued interconnect charges                              10,344           8,149
Other                                                     34,296          29,232
                                                        --------        --------
                                                        $116,284        $104,595
                                                        ========        ========

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LONG-TERM DEBT:

(Dollars in thousands)                                       DECEMBER 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Cellular Credit Facility:
      Revolver                                        $  445,000      $  495,000
      Term Loan                                          200,000         200,000
PCS Credit Facility:
      Revolver                                           290,000
      Term Loan                                          250,000
10-1/2% Senior Subordinated Notes Due 2006               200,000         200,000
10-1/2% Senior Subordinated Notes Due 2007               200,000         200,000
PCS Vendor Facility                                                      300,000
                                                      ----------      ----------
                                                      $1,585,000      $1,395,000
                                                      ==========      ==========

        Cellular Credit Facility:

        Western Wireless has a credit facility with a group of banks (the "Cellular Credit Facility") pursuant to which the banks agreed to make loans to Western Wireless, on a revolving-credit basis, in an aggregate principal amount not to exceed $750 million (the "Cellular Revolver") and a term loan (the "Cellular Term Loan") of $200 million. The Cellular Revolver is limited to the principal amount outstanding on December 31, 2000. Western Wireless is required to make quarterly payments on the outstanding principal of the Cellular Revolver beginning March 31, 2001, and on the Cellular Term Loan beginning June 30, 2001. These payments increase each year on the anniversary date of the initial payment, until paid in full on December 31, 2005, for the Cellular Revolver and March 31, 2006, for the Cellular Term Loan. The Cellular Credit Facility also contains certain financial covenants, the most restrictive of which impose limitations on the incurrence of indebtedness.

        Under the Cellular Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate, the CD rate or LIBOR. The applicable margin on the Cellular Revolver is determined quarterly based on the leverage ratio of Western Wireless, excluding certain of its subsidiaries. The applicable margin on the Cellular Term Loan is 2.5%. During 1998 and 1997, all loans under the Cellular Credit Facility had been borrowed using the LIBOR option. The weighted average interest rate, including the appropriate applicable margin, was 7.57% in 1998 and 8.22% in 1997. The Cellular Credit Facility also provides for an annual fee ranging from 0.25% to 0.375% on the unused commitment, payable quarterly.

        The repayment of the Cellular Credit Facility is secured by, among other things, the grant of a security interest in substantially all of the assets of Western Wireless, excluding, among other items, the capital stock and assets of VoiceStream.

        The Cellular Credit Facility requires Western Wireless to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Cellular Credit Facility. Western had entered into interest rate caps and swaps with a total notional amount of $325 million at December 31, 1998, and $365 million at December 31, 1997. Generally these instruments have initial terms ranging from three to 3-1/2 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 7.67% in 1998 and 7.40% in 1997. The amount of unrealized loss attributable to changing interest rates at December 31, 1998 and 1997, was immaterial.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT - (CONTINUED):

        PCS Credit Facility:

        In June 1998, a wholly owned subsidiary of VoiceStream (the "PCS Borrower") entered into a $1 billion credit facility with a consortium of lenders (the "PCS Credit Facility"). The PCS Credit Facility consists of $500 million in revolving credit and $250 million in a delayed draw term loan (collectively the "PCS Revolver"), and a term loan (the "PCS Term Loan") for $250 million. Beginning September 2001, the amount available to borrow under the PCS Revolver and the principal balance of the PCS Term Loan are to be reduced by various percentages each year. The PCS Revolver and the PCS Term Loan are due in their entirety on December 31, 2006, and June 30, 2007, respectively. The PCS Credit Facility also contains certain financial covenants, which, among other things, impose limitations on the amount of indebtedness, limit the amount of capital spending and impose limitations on acquisitions and investments. The repayment of the PCS Credit Facility is secured by, among other things, the grant of a security interest in substantially all of the assets of the PCS Borrower and its subsidiaries.

        Under the PCS Credit Facility, interest is payable at an applicable margin in excess of a prevailing rate. The prevailing rate is based on the prime rate or LIBOR at the PCS Borrower's option. The applicable margin on the PCS Credit Facility is determined quarterly based on certain events and the leverage ratio of the PCS Borrower. The weighted average interest rate on all of VoiceStream's debt, including the appropriate margin, was 8.76% in 1998 and 8.20% in 1997. As of December 31, 1998, all loans under the PCS Credit Facility had been borrowed using the LIBOR option. The PCS Credit Facility also provides for an annual fee ranging from 0.375% to 0.5% on the unused commitment, payable quarterly.

        The PCS Credit Facility requires VoiceStream to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the PCS Credit Facility. VoiceStream had entered into interest rate caps and swaps with a total notional amount of $295 million at December 31, 1998. Generally these instruments have initial terms ranging from 1 to 4 years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.11% in 1998. The amount of unrealized gain or loss attributable to changing interest rates at December 31, 1998, was not material.

        Interest only payments are required through June 30, 2001. Commencing September 30, 2001, and at the end of each calendar quarter thereafter, VoiceStream is required to make payments on the principal amount outstanding under the PCS Credit Facility in increasing quarterly installments.

        Immediately after entering into the PCS Credit Facility, VoiceStream paid off, in its entirety, the balance owed under the $300 million PCS Vendor Facility.

        10-1/2% Senior Subordinated Notes Due 2006:

        In May 1996, Western Wireless issued at par $200 million of 10-1/2% Senior Subordinated Notes that mature on June 1, 2006 (the "2006 Notes"). Interest is payable semi-annually. The 2006 Notes may be redeemed at any time at the option of Western Wireless, in whole or from time to time in part, at varying redemption prices. The Cellular and PCS Credit Facilities prohibit the repayment of all or any portion of the principal amount of the 2006 Notes prior to the repayment of all indebtedness under each credit facility. The 2006 Notes contain certain restrictive covenants which impose limitations on the operations and activities of Western Wireless and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions. The 2006 Notes are subordinate in right of payment to the Cellular Credit Facility and the PCS Credit Facility.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT - (CONTINUED):

        10-1/2% Senior Subordinated Notes Due 2007:

        In October 1996, Western Wireless issued at par $200 million of 10-1/2% Senior Subordinated Notes that mature on February 1, 2007 (the "2007 Notes"). Interest is payable semi-annually. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of Western Wireless, in whole or from time to time in part, at varying redemption prices. The Cellular and PCS Credit Facilities prohibit repayment of all or any portion of the principal amount of the 2007 Notes prior to the repayment of all indebtedness under each credit facility. The 2007 Notes contain certain restrictive covenants which are consistent with that of the 2006 Notes. The 2007 Notes are subordinate in right of payment to the Cellular Credit Facility and the PCS Credit Facility.

        The aggregate amounts of principal maturities as of December 31, 1998, are as follows (dollars in thousands):

                   Year ending December 31,
                   1999                                         $        0
                   2000                                                  0
                   2001                                             63,000
                   2002                                            100,250
                   2003                                            159,250
                   Thereafter                                    1,262,500
                                                                ----------
                                                                $1,585,000
                                                                ==========

8. COMMITMENTS:

        Western Wireless leases various facilities, cell site locations, rights-of-way and equipment under operating lease agreements. The leases expire at various dates through the year 2027. Some leases have options to renew for additional periods up to 25 years. Certain leases require Western Wireless to pay property taxes, insurance and normal maintenance costs. Substantially all of Western Wireless' leases have fixed minimum lease payments. Western Wireless has no significant capital lease liabilities.

        Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 1998, are summarized below (dollars in thousands):

                  Year ending December 31,
                  1999                                       $  40,442
                  2000                                          37,346
                  2001                                          31,297
                  2002                                          20,185
                  2003                                          14,002
                  Thereafter                                    34,797
                                                             ---------
                                                             $ 178,069
                                                             ==========

        Aggregate rental expense for all operating leases was approximately $33.5 million in 1998, $28.0 million in 1997 and $14.2 million in 1996.

        In order to ensure adequate supply and availability of certain inventory requirements and service needs, Western Wireless has committed to purchase from various suppliers wireless communications equipment and services. These agreements expire at various dates through December 2005. The aggregate amount of these commitments total approximately $550 million. At December 31, 1998, Western Wireless has ordered approximately $409 million under all of these agreements, of which approximately $14 million is outstanding.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS (CONTINUED):

        Western Wireless has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

9. INCOME TAXES:

        Significant components of deferred income tax assets and liabilities, net of tax, are as follows:

(Dollars in thousands)                                         DECEMBER 31,
                                                         ------------------------
                                                            1998           1997
                                                         ---------      ---------
Deferred tax assets:
    Net operating loss carryforwards                     $ 353,700      $ 228,800
     Other temporary differences                            25,900         17,200
                                                         ---------      ---------
Total deferred tax assets                                  379,600        246,000

Valuation allowance                                       (298,600)      (195,600)
                                                         ---------      ---------
                                                            81,000         50,400
Deferred tax liabilities:
     Property and wireless licenses basis difference       (81,000)       (50,400)
                                                         ---------      ---------
                                                         $       0      $       0
                                                         =========      =========

        Western Wireless had available at December 31, 1998, net operating loss ("NOL") carryforwards of approximately $887 million. Of this amount, approximately $707 million is related to cumulative losses incurred by VoiceStream from its PCS operations. The NOL carryforwards will expire between 2002 and 2018. Western Wireless may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed Western Wireless in July 1994. The change in the valuation allowance increased $103 million in 1998, $107 million in 1997 and $56 million in 1996.

        Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors include recurring operating losses resulting primarily from the development of VoiceStream's PCS business and expected increased competition from new entrants into Western Wireless' cellular markets. Accordingly, a valuation allowance has been provided for the net deferred tax assets of Western Wireless.

        The difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded by Western Wireless is primarily due to the full valuation allowance against net deferred tax assets. Western Wireless' ability to utilize the NOL carryforwards in any given year may be limited by certain events, including a significant change in ownership interest.

        After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses will remain with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment (as defined in note 10), VoiceStream will pay Western Wireless an amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of Western Wireless. This payment will not exceed $20 million, net of taxes.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:

        In February 1998, Hutchison Telecommunications Limited ("HTL") and a subsidiary of HTL (the "HTL Sub") purchased 19.9% of VoiceStream for an aggregate purchase price of $248.4 million (the "Hutchison Investment"). Western Wireless and VoiceStream have amended certain outstanding financing agreements to which they are subject, and unless otherwise agreed to by HTL Sub and Western Wireless, neither Western Wireless nor VoiceStream shall have any liability regarding any indebtedness of the other. The HTL Sub designated two directors to a ten person Board of Directors of VoiceStream, who have approval rights over certain transactions of VoiceStream.

        The terms of the Hutchison Investment restrict, among other things, the transfer of assets between Western Wireless and VoiceStream as well as the distribution of dividends or other distributions by VoiceStream.

11. SHAREHOLDERS' EQUITY:

        Stock issuances:

        In May 1998, Western Wireless completed a secondary offering on form S-3 (the "Secondary Offering") of 13,915,000 Class A Common Stock shares (including on over-allotment exercised by the underwriters). Western Wireless did not issue any new primary shares and received no proceeds from the Secondary Offering. The shares were offered by certain shareholders of Western Wireless who elected to convert a portion of their Class B Common Stock into publicly traded Class A Common Stock for sale pursuant to a registration statement. No member of management of Western Wireless sold any shares in the Secondary Offering.

        Western Wireless issued 100,000 shares in 1998 and 90,000 in 1997, of its Class A Common Stock to certain key executives pursuant to an Executives Restricted Stock Plan. The vesting of these shares are subject to certain performance thresholds as determined by the Board of Directors. Under this same plan, 105,000 shares were issued in January of 1999.

        In November 1997, Western Wireless issued 3,888,888 shares of its Class A common stock (approximately 5% of the then outstanding capital stock of Western Wireless) to a subsidiary of HTL for a purchase price of approximately $74 million.

        In October 1997, Western Wireless issued 1,600,000 shares of its Class A Common Stock as a portion of the consideration to purchase the cellular business and assets of Triad (see Note 13).

        Other transactions:

        In February 1998, Western Wireless received additional paid-in capital of approximately $123.2 million related to the Hutchison Investment. This represents the amount in excess of the book value of VoiceStream for the 19.9% interest purchased by the HTL Sub.

12. STOCK-BASED COMPENSATION PLANS:

        The Management Incentive Stock Option Plan (the "MISOP"), which has been effective since 1994, provides for the issuance of up to 5,890,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK-BASED COMPENSATION PLANS (CONTINUED):

        The Employee Stock Purchase Plan (the "ESPP"), which has been effective since 1997, provides for the issuance of up to 1,000,000 shares of Class A Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by Western Wireless or its subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the ESPP, not to exceed the IRS contribution limit each calendar year. Shares are offered under this ESPP at 85% of market value at each offer date. Participants are fully vested at all times.

        At December 31, 1998, 1997, and 1996 Western Wireless has accounted for the above described MISOP and ESPP following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost for the MISOP and the ESPP been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, Western Wireless' net loss and basic loss per share would have increased to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)                         YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1998            1997             1996
                                                            -----------      -----------      -----------
Net loss:
   As reported                                              $  (224,069)     $  (265,534)     $  (130,105)
   Pro forma                                                $  (232,110)     $  (271,745)     $  (134,255)

Basic and diluted loss per share:
   As reported                                              $     (2.95)     $     (3.76)     $     (2.00)
   Pro forma                                                $     (3.06)     $     (3.84)     $     (2.06)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                   1998       1997       1996
                                                  ------     ------     ------
Weighted average risk free interest rates         5.75%      6.28%      6.33%
Expected dividend yield                              0%         0%         0%
Expected volatility                                 50%        50%        50%
Expected lives (in years)                         7.5        7.5        7.5

        The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

        Options granted, exercised and canceled under the above MISOP are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
(In thousands, except                 ------------------------------------------------------------------
pricing information)                         1998                   1997                   1996
                                      ------------------------------------------------------------------
                                                 Weighted               Weighted               Weighted
                                                  average                average                average
                                     Shares        price    Shares        price    Shares        price
                                      -----      ---------   -----      ---------   -----      ---------
Outstanding, beginning of period      3,711      $    9.79   4,165      $    9.66   3,538      $    8.02
Options granted                         992      $   17.41      18      $   14.65   1,139      $   12.54
Options exercised                      (291)     $    5.02    (269)     $    4.85    (384)     $    2.28
Options cancelled                       (64)     $   14.32    (203)     $   13.12    (128)     $   12.06
                                      -----                  -----                  -----
Outstanding, end of the
    period                            4,348      $   11.78   3,711      $    9.79   4,165      $    9.65
                                      =====                  =====                  =====
Exercisable, end of period            2,656      $    9.36   2,384      $    8.23   1,877      $    6.36


        The weighted average fair value of stock options granted was $9.75 in 1998, $9.34 in 1997 and $9.79 in 1996.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION PLANS (CONTINUED):

        The following table summarizes information about fixed price stock options outstanding at December 31, 1998:

                                    Options outstanding                                        Options exercisable
(in thousands, except           -------------------------------------------------          -----------------------------
pricing information)                                  Weighted
                                                       average           Weighted                             Weighted
                                                      remaining           average                              average
       Range of                    Number            contractual         exercise             Number           exercise
    exercise prices             outstanding             life               price           exercisable          price
------------------------        -----------          -----------         --------          -----------        ---------
$    1.10  -   $   4.03                 690             4 years          $   2.78                 690          $  2.78
$    9.68  -   $   9.68                 625             6 years          $   9.68                 625          $  9.68
$   11.29  -   $  12.90               1,200             7 years          $  12.01                 917          $ 12.02
$   13.73  -   $  16.13                 854             8 years          $  13.85                 423          $ 13.84
$   17.38  -   $  19.94                 979             9 years          $  17.41                   0          $     0
------------------------        -----------          -----------         --------          -----------        ---------
$    1.10  -   $  19.94               4,348             7 years          $  11.78               2,655          $  9.36
                                ===========                                                ===========

        All options outstanding at December 31, 1998, have been issued by Western Wireless. After the Spin-off, VoiceStream intends to have its own stock option plans that are substantially similar to the plans that are currently administered by Western Wireless. In connection with the Spin-off, (i) Western Wireless option holders will receive one vested VoiceStream option and one vested Western Wireless option for each existing vested Western Wireless option at the Spin-off; and (ii) Western Wireless option holders who become VoiceStream employees will receive for each unvested Western Wireless option at the Spin-off a number of unvested VoiceStream options. It is anticipated the unvested options will have materially the same vesting schedule and expiration dates as the original options issued by Western Wireless. Proforma disclosures required under SFAS 123 are not presented as the number of VoiceStream options as of the Spin-off is not yet ascertainable.

13. ACQUISITIONS:

        All of these acquisitions were accounted for using the purchase method of accounting.

        Cellular acquisitions:

        Subsequent to December 31, 1998, Western Wireless signed an agreement to purchase the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Statistical Areas ("MSA") for an aggregate amount of approximately $95.0 million in cash. This purchase is pending approval from the FCC. Additionally, Western Wireless has purchased the cellular license and operations of the Wyoming 4 and Oklahoma 1 Rural Service Areas ("RSA") for an aggregate amount of approximately $19.0 million in cash. Western Wireless had previously operated the Wyoming 4 RSA under an Interim Operating Authority ("IOA") from the FCC.

        In August 1998, Western Wireless purchased the cellular license and operations of the Colorado 4 RSA for approximately 18.5 million in cash.

        In June 1998, Western Wireless purchased the cellular license and operations of the Nebraska 5 RSA for approximately $15.5 million in cash. Prior to the purchase of the Nebraska 5 RSA, Western Wireless operated this market under an IOA from the FCC.

        In March 1998, Western Wireless was granted 52 Local Multipoint Distribution Service ("LMDS") licenses that it was the high bidder on in an FCC auction. Western Wireless paid approximately $14.9 million for these licenses.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. ACQUISITIONS (CONTINUED):

        In October 1997, Western Wireless consummated the purchase of the cellular business and assets of Triad (the "Triad Acquisition") in the RSAs designated as Texas 1, 2, 4, and 5, Utah 3, 4 and 6, Oklahoma 7 and 8 and Minnesota 7, 8 and 9, for an aggregate purchase price of (I) approximately $194.5 million, plus (ii) 1,600,000 shares of Western Wireless Class A Common Stock. In accordance with its agreement with Triad, Western Wireless filed a shelf Registration Statement on Form S-3 covering future resales of such shares.

        During 1996 Western Wireless acquired two cellular RSAs and one cellular MSA in the western United States. The aggregate cash paid for these transactions was $35.6 million. Substantially all of the purchase price of each acquisition was allocated to licensing costs.

        PCS acquisitions:

        Of the 52 LMDS licenses purchased by Western Wireless in the first quarter of 1998, 16 were purchased on behalf of VoiceStream. VoiceStream paid approximately $8.7 million for these licenses.

        In October 1997, as part of the Triad Acquisition, Western Wireless purchased on behalf of VoiceStream, various D and E Block PCS licenses for an aggregate purchase price of approximately $4.6 million.

        In June 1996, Western Wireless purchased, on behalf of VoiceStream, a Denver MTA PCS wireless license for $66.1 million.

14. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

        Selected quarterly consolidated financial information for the years ended December 31, 1998 and 1997 is as follows:

(Dollars in thousands, except per share data)
                                                                        BASIC LOSS
                          TOTAL                                         PER COMMON
QUARTER ENDED            REVENUES     OPERATING LOSS    NET LOSS          SHARE
------------------       --------     --------------    --------        ----------
March 31, 1998           $120,513       $(32,245)       $(64,150)       $  (0.85)
June 30, 1998            $134,912       $(31,966)       $(53,040)       $  (0.70)
September 30, 1998       $157,550       $(24,619)       $(49,673)       $  (0.65)
December 31, 1998        $171,607       $(34,534)       $(57,206)       $  (0.75)

March 31, 1997           $ 71,560       $(37,391)       $(55,173)       $  (0.79)
June 30, 1997            $ 90,642       $(45,269)       $(70,025)       $  (1.00)
September 30, 1997       $104,994       $(38,233)       $(68,043)       $  (0.97)
December 31, 1997        $113,382       $(38,768)       $(72,293)       $  (0.99)

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION:

        Western Wireless operations are classified into two principal reportable segments: cellular and PCS. Western Wireless provides cellular services in rural markets and VoiceStream provides PCS services in urban markets, both in the western United States. The type of service provided in each segment is similar, although PCS generally offers more features. Certain centralized general and administrative costs and assets benefit all of Western Wireless' operations. Such centralized items include the costs of customer service and accounting as well as the assets to support these functions. These items are allocated to the segments in a manner which reflects the relative time devoted to each of the segments.

(Dollars in thousands)                           CELLULAR               PCS              OTHER(a)
                                                OPERATIONS           OPERATIONS         OPERATIONS        CONSOLIDATED
                                                -----------         -----------         -----------        -----------
YEAR ENDED DECEMBER 31, 1998
   Total revenues                               $   416,620         $   167,962                            $   584,582
   Interest expense                             $    92,227         $    34,118                            $   126,345
   Depreciation and amortization expense        $    74,402         $    83,767                            $   158,169
   Operating income (loss)                      $    81,280         $  (204,644)                           $  (123,364)
   Total capital expenditures                   $    73,371         $   206,503                            $   279,874
   Total assets                                 $   859,245         $ 1,051,656         $    47,293        $ 1,958,194
YEAR ENDED DECEMBER 31, 1997
   Total revenues                               $   302,848         $    77,730                            $   380,578
   Interest expense                             $    41,406         $    57,558                            $    98,964
   Depreciation and amortization expense        $    66,595         $    66,875                            $   133,470
   Operating income (loss)                      $    37,280         $  (196,941)                           $  (159,661)
   Total capital expenditures                   $    54,318         $   264,432                            $   318,750
   Total assets                                 $   866,805         $   822,291         $    30,877        $ 1,719,973
YEAR ENDED DECEMBER 31, 1996
   Total revenues                               $   225,546         $    17,539                            $   243,085
   Interest expense                             $    41,083         $     3,607                            $    44,690
   Depreciation and amortization expense        $    65,346         $    14,395                            $    79,741
   Operating income (loss)                      $    (5,057)        $   (81,829)                           $   (86,886)
   Total capital expenditures                   $    98,953         $   234,362                            $   333,315
   Total assets                                 $   622,197         $   614,127         $     5,379        $ 1,241,703

(a) Includes amounts related to international investments.

16. RELATED PARTY TRANSACTIONS:

        In connection with the 2006 Notes and equity offerings during the second quarter of 1996, Western Wireless paid total underwriting fees of approximately $23.3 million. In connection with the 2007 Notes during the third quarter of 1996, Western Wireless paid total underwriting fees of approximately $5.5 million. Goldman, Sachs & Co., an affiliate of a shareholder of Western Wireless, was the lead underwriter on each offering.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. PROFORMA CONDENSED FINANCIAL INFORMATION: (Unaudited)

        The proforma condensed financial information presented below represents the balance sheet and statement of operations of Western Wireless as if the Spin-off occurred at December 31, 1998. Therefore, the statements below reflect VoiceStream and all of its subsidiaries as discontinued operations.

                                                         -----------------------------------------------
(Dollars in thousands, unaudited)                                      DECEMBER 31, 1998
                                                         -----------------------------------------------
PROFORMA CONDENSED BALANCE SHEET:                        HISTORICAL         PROFORMA          PROFORMA
                                                         PRESENTATION      ADJUSTMENTS         RESULTS
                                                         -----------       -----------       -----------
Current assets                                           $   124,255       $   (59,398)      $    64,857
Property and equipment, net                                  891,597          (619,280)          272,317
Licensing costs and other intangible assets, net             830,829          (312,040)          518,789
Other assets                                                 111,513           (60,938)           50,575
Net assets from discontinued operations                                        314,762           314,762
                                                         -----------       -----------       -----------
        Total assets                                     $ 1,958,194       $  (736,894)      $ 1,221,300
                                                         ===========       ===========       ===========

 Current liabilities                                     $   202,356       $  (119,955)      $    82,401
 Long-term debt                                            1,585,000          (540,000)        1,045,000
 Minority interest                                            77,578           (76,939)              639
 Common stock and other equity                               797,092                             797,092
 Deficit                                                    (703,832)                           (703,832)
                                                         -----------       -----------       -----------
         Total liabilities and shareholders' equity      $ 1,958,194       $  (736,894)      $ 1,221,300
                                                         ===========       ===========       ===========

PROFORMA CONDENSED STATEMENT OF OPERATIONS:

Subscriber revenues                                      $   454,016       $  (123,966)      $   330,050
Roamer revenues                                               70,250            (3,506)           66,744
Equipment sales and other revenues                            60,316           (40,490)           19,826
                                                         -----------       -----------       -----------
          Total revenues                                     584,582          (167,962)          416,620

Cost of service                                              106,570           (50,978)           55,592
Cost of equipment sales                                      110,220           (77,071)           33,149
General and administrative                                   164,231           (75,343)           88,888
Sales and marketing                                          168,756           (85,447)           83,309
Depreciation and amortization                                158,169           (83,767)           74,402
                                                         -----------       -----------       -----------
          Total operating expenses                           707,946          (372,606)          335,340
                                                         -----------       -----------       -----------
Operating income (loss)                                     (123,364)          204,644            81,280
                                                         -----------       -----------       -----------
Other income (expense):
           Interest and financing expense, net              (126,345)           34,118           (92,227)
        Equity in net loss of affiliates                     (28,866)           24,120            (4,746)
        Other, net                                            10,471            (8,616)            1,855
                                                         -----------       -----------       -----------
     Other income (expense)                                 (144,740)           49,622           (95,118)
                                                         -----------       -----------       -----------
Minority interest in net loss of consolidated
     subsidiaries                                             44,035           (43,556)              479
                                                         -----------       -----------       -----------
Net loss from continuing operations                         (224,069)         (210,710)          (13,359)
                                                         -----------       -----------       -----------
Loss from discontinued operations                                             (210,710)         (210,710)
                                                         -----------       -----------       -----------
     Net loss                                            $  (224,069)      $                 $  (224,069)
                                                         ===========       ===========       ===========
Basic loss from continuing operations per
     common share                                                                            $     (0.17)
Basic loss from discontinued operations per
     common share                                                                            $     (2.78)
                                                         -----------                         -----------
Basic loss per common share                              $     (2.95)                        $     (2.95)
                                                         ===========                         ===========

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                             (Dollars in thousands)


COMBINED BALANCE SHEETS DATA:                                                As of December 31,
                                                                        ---------------------------
                                                                           1998              1997
                                                                        ---------         ---------
Total current assets                                                       64,857            88,807
                                                                        =========         =========
Total non-current assets                                                1,233,382         1,297,728
                                                                        =========         =========
Total current liabilities                                                  82,401            97,107
                                                                        =========         =========
Total non-current liabilities                                           1,122,578         1,095,000
                                                                        =========         =========

COMBINED STATEMENTS OF OPERATIONS DATA:                           For the year ended December 31,
                                                                -----------------------------------
                                                                   1998         1997         1996
                                                                ---------    ---------    ---------
Total revenues                                                    416,620      302,848      225,546
Operating expenses                                                335,340      265,568      230,603
                                                                ---------    ---------    ---------
Operating income (loss)                                            81,280       37,280       (5,057)
Other income (expense)                                           (305,349)    (302,814)    (125,048)
                                                                ---------    ---------    ---------
Net loss                                                         (224,069)    (265,534)    (130,105)
                                                                =========    =========    =========

COMBINED STATEMENTS OF CASH FLOWS DATA:

Operating activities:
        Net cash provided by operating activities                  66,669       83,631       19,939
                                                                ---------    ---------    ---------

Investing activities:
     Purchase of property and equipment                           (73,371)     (54,318)     (98,953)
     Additions to licensing costs and other intangible assets      (8,470)        (283)      (1,984)
     Acquisition of wireless properties, net of cash acquired     (35,346)    (191,145)     (40,180)
     Investments in and advances to unconsolidated affiliates      90,003     (432,416)    (303,752)
     Other assets                                                  (2,494)     (10,194)        (880)
                                                                ---------    ---------    ---------
        Net cash used in investing activities                     (29,678)    (688,356)    (445,749)
                                                                ---------    ---------    ---------

Financing activities:
     Proceeds from issuance of common stock, net                 (243,630)      75,376      235,603
     Additions to long-term debt                                   60,000      565,000      763,000
     Repayment of debt                                           (110,000)     (70,000)    (512,722)
     Deferred financing costs                                                               (19,149)
     Proceeds from sale of minority interest in consolidated
         subsidiary                                               243,709
                                                                ---------    ---------    ---------
        Net cash (used in) provided by financing activities       (49,921)     570,376      466,732
                                                                ---------    ---------    ---------

Change in cash and cash equivalents                               (12,930)     (34,349)      40,922

Cash and cash equivalents, beginning of year                       15,122       49,471        8,549
                                                                ---------    ---------    ---------

Cash and cash equivalents, end of year                          $   2,192    $  15,122    $  49,471
                                                                =========    =========    =========




                  See notes to condensed financial information

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


        This Schedule I and the related notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

1. BASIS OF PRESENTATION:

        The condensed financial information presented in Schedule I represents the balance sheet, statements of operations and cash flows of Western Wireless as if the subsidiary that is restricted under the Hutchison Investment (see note in consolidated footnotes) was an unconsolidated entity. Western Wireless less this subsidiary is referred to as "Parent Company Only" in Schedule I. Western Wireless ownership in such subsidiary has been reflected in this condensed financial information as if the investment was accounted for using the equity method.

2. LONG-TERM DEBT MATURITIES:

        The aggregate amounts of principal maturities as of December 31, 1998, of Western Wireless debt excluding the debt of the restricted subsidiary are as follows (dollars in thousands):

                    Year ending December 31,        $
                       1999                                  0
                       2000                                  0
                       2001                             46,000
                       2002                             68,750
                       Thereafter                      930,250
                                                    ----------
                                                    $1,045,000
                                                    ==========

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
               ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in thousands)


                                 Balance at    Charged to    Charged
                                beginning of   costs and     to other       Deductions    Balance at
          Description              period       expenses    accounts(1)        (2)       end of period
          -----------           ------------   ----------   -----------     ----------   -------------
Year ended December 31, 1998      $  9,931      $ 28,733      $  1,107       $(26,427)      $ 13,344
                                  ========      ========      ========       ========       ========

Year ended December 31, 1997      $  4,266      $ 16,442      $  1,121       $(11,898)      $  9,931
                                  ========      ========      ========       ========       ========

Year ended December 31, 1996      $  2,800      $  9,091      $   (624)      $ (7,001)      $  4,266
                                  ========      ========      ========       ========       ========

(1) Represents market acquisitions and dispositions, late fees and net fraud credits given to customers.

(2) Write-offs, net of bad debt recovery.

                          WESTERN WIRELESS CORPORATION



SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Date: 3/31/99
              -----------------

                                           WESTERN WIRELESS CORPORATION


                                           By /s/ John W. Stanton
                                             ----------------------
                                           John W. Stanton
                                           Chairman of the Board and
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                                                      Title
        ----------                                                      -----
     /S/ John W. Stanton                            Chairman of the Board and Chief Executive                Date: 3/31/99
     ------------------------                                           Officer                                    -------
     John W. Stanton                                        (Principal Executive Officer)


     /S/ Donald Guthrie                              Vice Chairman and Chief Financial Officer               Date: 3/31/99
     ------------------------                                 (Principal Financial Officer)                        -------
      Donald Guthrie

     /S/ Patricia L. Miller                                         Controller                               Date: 3/31/99
     ------------------------                            (Principal Accounting Officer)                            -------
     Patricia L. Miller

     /S/ John L. Bunce, Jr.                                          Director                                Date: 3/31/99
     ------------------------                                                                                      -------
     John L. Bunce, Jr.

     /S/ Mitchell R. Cohen                                           Director                                 Date: 3/31/99
     ------------------------                                                                                       -------
     Mitchell R. Cohen

     /S/ Daniel J. Evans                                             Director                                 Date: 3/31/99
     ------------------------                                                                                       -------
     Daniel J. Evans

     /S/ Jonathan M. Nelson                                          Director                                 Date: 3/31/99
     ------------------------                                                                                       -------
     Jonathan M. Nelson

     /S/ Terence O'Toole                                             Director                                 Date: 3/31/99
     ------------------------                                                                                       -------
     Terence O'Toole

                                 EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
3.1(1)         Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)         Bylaws of the Registrant.

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

10.6(1)        Supply Contract by and between Western PCS Corporation and Nokia
               Telecommunications Inc., dated December 14, 1995

10.7(1)        Purchase and Sale Agreement, Nokia Mobile Phones, Inc. and
               Western Wireless Corporation, dated November 10, 1995


EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
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

10.25(1)       Employment Agreement by and between John W. Stanton and Western
               Wireless Corporation, dated March 12, 1996

10.26(1)       Employment Agreement by and between Robert R. Stapleton and
               Western Wireless Corporation, dated March 12, 1996

10.27(1)       Employment Agreement by and between Mikal J. Thomsen and Western
               Wireless Corporation, dated March 12, 1996

10.28(1)       Employment Agreement by and between Theresa E. Gillespie and
               Western Wireless Corporation, dated March 12, 1996

10.29(1)       Employment Agreement by and between Alan R. Bender and Western
               Wireless Corporation, dated March 12, 1996

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
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

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
10.48(5)       Purchase Agreement, dated April 24, 1997, by and among Western
               Wireless Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad
               Oklahoma, L.P., Triad Cellular Corporation and Triad Cellular
               L.P.

10.49(5)       Purchase Agreement, dated April 24, 1997, by and between Western
               Wireless Corporation and Triad Cellular Corporation

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

10.54(9) Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank PLC and Morgan Guaranty Trust Company of New York as Managing Agents dated May 28, 1997

10.55(10)      Stock Subscription Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications Limited and Hutchison
               Telecommunications Holdings (USA) Limited dated October 14, 1997

10.56(10)      Purchase Agreement by and among Western PCS Corporation, Western
               Wireless Corporation, Hutchison Telecommunications Limited and
               Hutchison Telecommunications PCS (USA) Limited dated October 14,
               1997

10.57(10)      Form of Cash Management Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.58(10)      Form of Roaming Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.59(10)      Form of Services Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.60(10)      Form of Shareholders Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications PCS (USA) Limited and
               Western PCS Corporation

10.61(10)      Form of Tax Sharing Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.62(10)      Agreement to Form Limited Partnership dated September 30, 1997, by and among Western PCS I Iowa Corporation, a Delaware
               corporation, INS Wireless, Inc., an Iowa corporation, Western PCS
               I Corporation, a Delaware corporation, and Iowa Network Services,
               Inc., an Iowa corporation

10.63(10)      Iowa Wireless Services, L.P. Limited Partnership Agreement dated as of September 30, 1997, by and between INS Wireless, Inc., as
               General Partner, and Western PCS I Iowa Corporation, as Limited
               Partner

10.64(11)      Software License Maintenance and Subscriber Billing Services
               Agreement dated June 1997

10.65(11)      First Amendment to Software License, Maintenance and Subscriber
               Billing Services Agreement dated December 1997, between CSC
               Intelicom, Inc., and Western Wireless Corporation

10.66(11)      Letter agreement dated December 16, 1997 between Western Wireless
               Corporation and Intelicom Services Inc. to provide products and services pursuant to the Software License Maintenance and
               Subscriber Billing Services Agreements and First Amendment
               thereto

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
10.67(12)      Second Amendment to Loan Agreement by and among Western Wireless
               Corporation, TD Securities (USA) Inc., Barclays Capital, and J.P.
               Morgan Securities Inc., as Managing Agents for the Various
               Lenders, dated February 17, 1998

10.68(12)      Employment Agreement by and between Timothy Wong and Western
               Wireless Corporation, dated February 10, 1998.

10.69(12)      Employment Agreement by and between Robert Dotson and Western
               Wireless Corporation, dated February 10, 1998

10.70(13)      Amendment Number 4 to PCS 1900 Project and Supply Agreement by
               and between Western PCS Corporation and Northern Telecom Inc.
               dated March 26, 1998

10.71(13)      Supply Contract by and between Western PCS Corporation and Nokia
               Telecommunications Inc. dated March 9, 1998

10.72(13)      Purchase and Sale Agreement by and between Nokia Mobile Phones,
               Inc. and Western PCS Corporation dated March 9, 1998

10.74(13)      Loan Agreement among Western PCS Holding Corporation, various financial institutions, and Toronto-Dominion (Texas), Inc. as
               Administrative Agent, dated June 26, 1998

10.75(13)      Asset Purchase Agreement by and between WWC Holding Co, Inc.,
               Western Wireless Corporation, and Celludyne II, Inc. dated June
               10, 1998

10.76(14)      Amendment Number 5 to PCS 1900 Project and Supply Agreement
               between VoiceStream Wireless Corporation and Northern Telecom
               Inc. dated September 17, 1998

10.77(14)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, Cook Inlet
               Telecommunications, Inc. and VoiceStream Wireless Corporation
               dated December 17, 1998

10.78(14)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, SSPCS Corporation
               and VoiceStream Wireless Corporation dated January 19, 1999

10.79(14)      First Amendment to Loan Agreement by and among Western PCS
               Holding Corporation, TD Securities (USA) Inc., NationsBanc
               Montgomery Securities LLC, Barclays Capital, J.P. Morgan
               Securities Inc., Chase Securities Inc., J.P. Morgan Securities
               Inc., NationsBanc Montgomery Securities LLC, Chase Securities
               Inc. and Toronto Dominion (Texas), Inc. dated November 25, 1998

10.80(15)      Amendment No. 1 to the General Agreement for Purchase of Cellular
               Systems between Western Wireless Corporation and Lucent
               Technologies, Inc. effective January 1998

10.81(15)      Amendment No. 2 to Purchase Agreement between General Cellular
               Corporation and Northern Telecom Inc.

10.82(15)      Amendment No. 3 to Purchase Agreement between Western Wireless
               Corporation and Northern Telecom Inc. dated September 1998

10.83          Asset Purchase Agreement by and among McAllen Cellular Telephone
               Company, Inc., GCC License Corporation, Celutel, Inc. and Western
               Wireless Corporation dated January 26, 1999

10.84          Asset Purchase Agreement by and among Brownsville Cellular
               Telephone Company Inc., LLC License Corporation, Celutel, Inc., and Western Wireless Corporation dated January 24, 1999

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule

(1) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-1 (Commission File No. 333-2432).

(2) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-1 (Commission File No. 333-2688).

(3) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-4 (Commission File No. 333-14859).

(4) Incorporated herein by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-8 (Commission File No. 333-18137).

(5) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-1 (Commission File No. 333-14859)

(6) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form S-3 (Commission File No. 333-14859)

(7) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-K for the year ended 12/31/96.

(8) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 3/31/97.

(9) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 6/30/97.

(10) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 9/30/97.

(11) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-K for the year ended 12/31/97.

(12) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 3/31/98.

(13) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-Q for the quarter ended 6/30/98.

(14) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form 10 (Commission File No. 000-25441)

(15) Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.