Form 10-K405/A
period 1998-12-31
WESTERN WIRELESS CORP
filed 1999-04-13
CIK 930738

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


        See the summarized financial results of VoiceStream's PCS operations in the footnotes to the consolidated financial statements located in Part II of this Form 10-K.


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


CONSOLIDATED FINANCIAL DATA

                                                                              YEAR ENDED DECEMBER 31,
(Dollars in thousands, except                      ----------------------------------------------------------------------------
per share data)                                        1998            1997            1996            1995            1994
                                                   ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues                                           $    584,582    $    380,578    $    243,085    $    146,555    $     63,108
Operating expenses                                      707,946         540,239         329,971         170,490          86,676
                                                   ------------    ------------    ------------    ------------    ------------
Operating loss                                         (123,364)       (159,661)        (86,886)        (23,935)        (23,568)
Other income (expense)                                 (144,740)       (105,873)        (43,219)        (25,374)         (2,392)
Minority interest in net loss of consolidated
     subsidiaries                                        44,035
                                                   ------------    ------------    ------------    ------------    ------------
Loss before extraordinary item                         (224,069)       (265,534)       (130,105)        (49,309)        (25,960)
Extraordinary item                                                                                       (6,645)
                                                   ------------    ------------    ------------    ------------    ------------
    Net loss                                       $   (224,069)   $   (265,534)   $   (130,105)   $    (55,954)   $    (25,960)
                                                   ============    ============    ============    ============    ============

Share data (1):
   Basic loss per common share
      before extraordinary item                    $      (2.95)   $      (3.76)   $      (2.00)   $      (0.87)   $      (0.59)
   Per common share effect of extraordinary item
                                                                                                          (0.12)
                                                   ------------    ------------    ------------    ------------    ------------
Basic loss per common share                        $      (2.95)   $      (3.76)   $      (2.00)   $      (0.99)   $      (0.59)
                                                   ============    ============    ============    ============    ============
Weighted average common shares used in computing
   basic loss per common share                       75,863,000      70,692,000      65,196,000      56,470,000      43,949,000
                                                   ============    ============    ============    ============    ============

                                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
(Dollars in thousands)                                1998            1997            199            1995            1994
                                                   ----------      ----------      ----------      --------        --------
CONSOLIDATED BALANCE SHEETS DATA:
Total assets                                       $1,958,194      $1,719,973      $1,241,703      $659,028        $370,194
                                                   ==========      ==========      ==========      ========        ========

Total long-term debt, net of current
    portion                                        $1,585,000      $1,395,000      $  743,000      $362,487        $200,587
                                                   ==========      ==========      ==========      ========        ========
CONSOLIDATED CASH FLOWS PROVIDED BY (USED IN):
Operating activities:                              $  (46,262)    $  (114,498)    $   (61,333)    $    (745)      $    (998)
Investing activities:                              $ (388,757)    $  (652,304)    $  (489,086)    $(293,579)      $ (70,190)
Financing activities:                              $  429,809     $   727,376     $   596,732     $ 295,109       $ (70,777)
OTHER DATA:
EBITDA (2)                                         $   34,805     $   (26,191)    $    (7,145)    $  25,521       $   2,102
Cellular subscribers                                  660,400         520,000         324,200       209,500         112,800
PCS subscribers                                       322,400         128,600          35,500



(1) The number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128. Due to the net loss incurred during the periods presented, all options outstanding are anti-dilutive. Thus basic and diluted loss per share are equal.

(2) EBITDA represents operating income (loss) before depreciation and amortization. Management believes EBITDA provides meaningful additional information on Western Wireless' operating results and on its ability to service its long-term debt and other fixed obligations and to fund Western Wireless' continuing growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles (GAAP), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, Western Wireless' presentation may not be comparable to other similarly titled measures of other companies. In 1994, Western Wireless recorded provisions for restructuring costs of $2.5 million. EBITDA before such provisions for restructuring costs would have been $4.6 million.

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


        EBITDA represents operating income (loss) before depreciation and amortization. Management believes EBITDA provides meaningful additional information on Western Wireless' operating results and on its ability to service its long-term debt and other fixed obligations and to fund Western Wireless' continuing growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, Western Wireless' presentation may not be comparable to other similarly titled measures of other companies.


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

        The following table sets forth certain financial data as it relates to Western Wireless' cellular operations:


(Dollars in thousands)                                   YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                        1998       % CHANGE      1997      % CHANGE       1996
                                      --------     --------    --------    --------     --------
Cellular revenues:
      Subscriber revenues             $ 330,050      34.5%     $ 245,364     40.5%      $ 174,647
      Roamer revenues                    66,744      67.9%        39,750     16.7%         34,065
      Equipment sales and other
         revenues                        19,826      11.8%        17,734      5.3%         16,834
                                      ---------                ---------                ---------
          Total revenues              $ 416,620                $ 302,848                $ 225,546
                                      =========                =========                =========

Cellular operating expenses:
      Cost of service                 $  55,592      18.3%     $  47,001     14.3%      $  41,130
      Cost of equipment sales            33,149      11.6%        29,698     16.4%         25,516
      General and administrative         88,888      46.0%        60,865     31.0%         46,464
      Sales and marketing                83,309      35.7%        61,409     17.8%         52,147
      Depreciation and amortization      74,402      11.7%        66,595      1.9%         65,346
                                      ---------                ---------                ---------
          Total operating expenses    $ 335,340                $ 265,568                $ 230,603
                                      =========                =========                =========
Other income (expenses)               $ (95,118)    143.9%     $ (38,999)     0.8%      $ (38,698)
                                      =========                =========                =========
Net Loss                              $ (13,838)    705.0%     $  (1,719)   (96.1%)     $ (43,755)
                                      =========                =========                =========
EBITDA                                 $155,682      49.9%     $ 103,875     72.3%      $  60,289
                                      =========                =========                =========
Cash flows provided by (used in):
      Operating activities            $  66,669     (20.3%)    $  83,631    319.4%      $  19,939
                                      =========                =========                =========
      Investing activities            $(135,124)    (52.1%)    $(282,102)    92.6%      $(146,499)
                                      =========                =========                =========
      Financing activities            $  55,525     (66.2%)    $ 164,122     (2.0%)     $ 167,482
                                      =========                =========                =========



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


        Western Wireless has issued $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par and $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2007 (the "2007 Notes") at par. Indebtedness under the 2006 Notes and 2007 Notes matures in June 1, 2006 and February 1, 2007, respectively. The Credit Facility prohibits the repayment of all or any portion of the principal amounts of the 2006 Notes or 2007 Notes prior to the repayment of all indebtedness under the Credit
Facility. The 2006 and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of Western Wireless and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions. Western Wireless will obtain the appropriate waivers from the holders of these notes prior to consummating the terms of the Spin-off.


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

        The following table sets forth certain financial data as it relates to VoiceStream's PCS operations:


(Dollars in thousands)                                       YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                          1998       % CHANGE          1997       % CHANGE        1996
                                       ---------     --------       ---------      -------      ---------
PCS revenues:
      Subscriber revenues              $ 123,966       136.8%       $  52,360       574.7%      $   7,794
      Roamer revenues                      3,506     1,444.4%             227        N.M.
      Equipment revenues                  40,490        61.0%          25,143       158.0%          9,745
                                       ---------                    ---------                   ---------
          Total revenues               $ 167,962                    $  77,730                   $  17,539

PCS operating expenses:
      Cost of service                  $  50,978        18.0%       $  43,183       246.3%      $  12,470
      Cost of equipment sales             77,071        44.1%          53,469       157.2%         20,789
      General and administrative          75,343        45.8%          51,678       155.7%         20,209
      Sales and marketing                 85,447        43.7%          59,466        88.8%         31,505
      Depreciation and amortization       83,767        25.3%          66,875       364.6%         14,395
                                       ---------                    ---------                   ---------
          Total operating expenses     $ 372,606                    $ 274,671                   $  99,368

Other income (expense)                 $ (49,622)      (25.8%)      $ (66,874)    1,379.2%      $  (4,521)
                                       ---------                    ---------                   ---------
Net loss                               $(254,266)       (3.6%)      $(263,815)      205.5%        (86,350)
                                       =========                    =========                   =========

EBITDA                                 $(120,877)       (7.1%)      $(130,066)       93.0%      $ (67,434)
                                       =========                    =========                   =========
Cash flows provided by (used in):
      Operating activities             $(112,931)      (43.0%)      $(198,129)      143.8%      $ (81,272)
                                       =========                    =========                   =========
      Investing activities             $(253,633)      (31.5%)      $(370,202)        8.1%      $(342,587)
                                       =========                    =========                   =========
      Financing activities             $ 374,284       (33.5%)      $ 563,254        31.2%      $ 429,250
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


        In 1999, VoiceStream anticipates spending approximately $150 million for the continued expansion of its operating markets and $150 million for the development and expansion of new markets (both amounts include VoiceStream's anticipated spending by Cook Inlet PCS). VoiceStream will use cash on hand and amounts available for borrowing under the PCS Credit Facility for such purposes. In addition, further funds (which may be significant) will be required to finance the continued growth of its operations, including the build-out of its markets, provide for working capital and service debt. The build-out of additional systems by VoiceStream will require substantial additional funds. The capital cost of completing the project in any particular market, and overall, could vary materially from current estimates. If adequate funds are not available from its existing capital resources, VoiceStream may be required to curtail its service operations or to obtain additional funds. The terms of any additional funds may be less favorable than those contained in current arrangements. In addition to the aforementioned capital expenditures, VoiceStream expects to make in 1999, VoiceStream has noncancellable lease agreements for various facilities, including cell-site locations, of approximately $25 million in 1999. The sources of funding for such expenditures will come from the same sources as discussed above. VoiceStream has reached an agreement in principle with one of its infrastructure equipment vendors whereby such vendor would purchase $400 million of VoiceStream's newly designated and issued 12% cumulative senior exchangeable preferred stock. During the first five years following issuance, dividends would be paid in cash or, at VoiceStream's option, in additional shares of exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends. After the fifth anniversary, all dividends would be payable only in cash. In addition, VoiceStream would modify its existing PCS supply agreement with such vendors. The agreement in principle contemplates that the net proceeds of the sale of the exchangeable preferred stock would be used to finance capital expenditures, for working capital purposes and to finance permitted investments and acquisitions. Although VoiceStream is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed and that such funds will be available to VoiceStream.


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


        In January 1999, certain partners of Cook Inlet PCS, including VoiceStream, formed another joint venture, Cook Inlet/VoiceStream PCS LLC ("CIVS") (of which 49.9% is owned by VoiceStream and 50.1% is owned by Cook Inlet Region, Inc.) to participate in the FCC's reauction of C and F Block licenses in 1999. VoiceStream contributed $25 million in March of 1999, to the deposit required by the FCC to participate in the reauction. CIVS has reached an agreement in principle with one of its infrastructure equipment vendors whereby such vendor would provide to CIVS a $725 million senior credit facility and a $100 million subordinated facility, and would agree to acquire certain equipment, software and services from such vendor. The agreement in principle contemplates that the net proceeds of the senior secured facility and the subordinated facility would be used to finance capital expenditures, for working capital and to finance permitted investments and acquisitions. The effectiveness of the senior secured facility and the subordinated facility will be conditioned upon CIVS acquiring licenses for BTA's covering at least 2 million persons. The amount available for borrowing pursuant to the senior credit facility and the subordinated facility will be based upon the aggregate number of persons covered by licenses for BTA's acquired by CIVS, with $825 million in the aggregate being available if CIVS acquires licenses for BTA's covering at least 15 million persons and such availability being ratably reduced if CIVS acquired licenses for BTA's covering fewer than 15 million persons. Although CIVS is working diligently with the vendor to prepare formal contracts, there can be no assurance that formal contracts will be executed or that such funds will be available to CIVS.


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

WESTERN WIRELESS AND ITS SUBSIDIARIES YEAR 2000 ISSUES


     Western Wireless, like most businesses, will be required to modify significant portions of its information technology ("IT") and non-IT systems so that they will function properly in the year 2000. Any of Western Wireless', or its vendors', IT and non-IT systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. Western Wireless' IT and non-IT systems that are being addressed include: its wireless networks; systems which interconnect its wireless networks with landline systems; systems which allow verification and billing of roaming traffic; internal communications and data processing systems; billing software and related elements; and systems of third-party suppliers, including those of financial institutions, payroll/benefits processors and credit bureaus.


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


     Western Wireless has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems,
(2) research, including obtaining information from third party suppliers to determine whether they have accurately assessed the problem and taken corrective action, (3) implementation and testing of remediation efforts, and
(4) development of contingency plans. Western Wireless has completed the first two phases of its plan and is currently testing and remediating its critical systems and developing contingency plans to address the year 2000 issue. Western Wireless expects to substantially complete the third and fourth phases by the end of the third quarter of 1999. Critical systems are those whose failure poses a risk of disruption to Western Wireless' ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. Western Wireless expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of the systems for the year 2000. Western Wireless cannot assure that the remediation of its critical systems will be complete by the year 2000.



     While costs incurred to date to address the year 2000 issue have not been significant, Western Wireless expects to incur incremental expenses of not more than $5 million through the end of 1999 to implement its plan for its critical systems. In addition, Western Wireless has redeployed internal resources to address the problem. The majority of these expenses will be incurred in the first half of 1999. Additionally, Western Wireless will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated to facilitate year 2000 compliance and which is not expected to have a material impact on Western Wireless' financial position or results of operations. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.


     Based on its current assessments and its remediation plan, which are based in part upon certain representations of third parties, Western Wireless expects that it will not experience a disruption of its operations as a result of the arrival of the year 2000. However, there can be no assurance that either Western Wireless or the third parties who have supplied technology used in Western Wireless' critical systems will be successful in taking corrective action in a timely manner. As part of its plan, Western Wireless has developed, and is continuing to develop, contingency plans for its critical systems, which include, among other things, identifying a core system of cell sites which are being designed to operate for extended periods for mobile to mobile service independent of external power supplies and landline telephone services. Western Wireless believes that these contingency plans will mitigate service disruption; however, Western Wireless cannot guarantee this.

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

10.81(15)      Amendment No. 2 to Purchase Agreement between General Cellular
               Corporation and Northern Telecom Inc.

10.82(15)      Amendment No. 3 to Purchase Agreement between Western Wireless
               Corporation and Northern Telecom Inc. dated September 1998

10.83(15)      Asset Purchase Agreement by and among McAllen Cellular Telephone
               Company, Inc., GCC License Corporation, Celutel, Inc. and Western
               Wireless Corporation dated January 26, 1999

10.84(15)      Asset Purchase Agreement by and among Brownsville Cellular
               Telephone Company Inc., LLC License Corporation, Celutel, Inc.,
               and Western Wireless Corporation dated January 24, 1999

21.1(15)       Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1(15)       Financial Data Schedule

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

(14) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form 10 (Commission File No. 000-25441)


(15) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-K for the year ended 12/31/98.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of consolidation:


        The consolidated financial statements include the accounts of Western Wireless, its wholly owned subsidiaries and its affiliate investments in which Western Wireless has a greater than 50% interest. All affiliate investments in which Western Wireless has between a 20% and 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.


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
                                                        =======          =======


        Western Wireless' ownership interest in these unconsolidated affiliates range from 18% to 50%.


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

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:


        In February 1998, Hutchison Telecommunications Limited ("HTL") and a subsidiary of HTL (the "HTL Sub") purchased 19.9% of VoiceStream for an aggregate purchase price of $248.4 million (the "Hutchison Investment"). Western Wireless and VoiceStream have amended certain outstanding financing agreements to which they are subject, and unless otherwise agreed to by HTL Sub and Western Wireless, neither Western Wireless nor VoiceStream shall have any liability regarding any indebtedness of the other. The HTL Sub designated two directors to a ten person Board of Directors of VoiceStream, who have approval rights over certain transactions of VoiceStream. If any such transaction is not approved by the directors designated by the HTL Sub and VoiceStream implements such transaction, HTL's only recourse is to require Western Wireless, or at Western Wireless' option, VoiceStream to purchase such shares at fair value.


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

                                                         -----------------------------------------------
(Dollars in thousands, unaudited)                             AS OF AND YEAR ENDED DECEMBER 31, 1998
                                                         -----------------------------------------------
PROFORMA CONDENSED BALANCE SHEET:                         HISTORICAL        PROFORMA          PROFORMA
                                                         PRESENTATION      ADJUSTMENTS         RESULTS
                                                         -----------       -----------       -----------
Current assets                                           $   124,255       $   (59,398)      $    64,857
Property and equipment, net                                  891,597          (619,280)          272,317
Licensing costs and other intangible assets, net             830,829          (312,040)          518,789
Other assets                                                 111,513           (60,938)           50,575
Net assets from discontinued operations                                        314,762           314,762
                                                         -----------       -----------       -----------
        Total assets                                     $ 1,958,194       $  (736,894)      $ 1,221,300
                                                         ===========       ===========       ===========

 Current liabilities                                     $   202,356       $  (119,955)      $    82,401
 Long-term debt                                            1,585,000          (540,000)        1,045,000
 Minority interest                                            77,578           (76,939)              639
 Common stock and other equity                               797,092                             797,092
 Deficit                                                    (703,832)                           (703,832)
                                                         -----------       -----------       -----------
         Total liabilities and shareholders' equity      $ 1,958,194       $  (736,894)      $ 1,221,300
                                                         ===========       ===========       ===========

PROFORMA CONDENSED STATEMENT OF OPERATIONS:

Subscriber revenues                                      $   454,016       $  (123,966)      $   330,050
Roamer revenues                                               70,250            (3,506)           66,744
Equipment sales and other revenues                            60,316           (40,490)           19,826
                                                         -----------       -----------       -----------
          Total revenues                                     584,582          (167,962)          416,620

Cost of service                                              106,570           (50,978)           55,592
Cost of equipment sales                                      110,220           (77,071)           33,149
General and administrative                                   164,231           (75,343)           88,888
Sales and marketing                                          168,756           (85,447)           83,309
Depreciation and amortization                                158,169           (83,767)           74,402
                                                         -----------       -----------       -----------
          Total operating expenses                           707,946          (372,606)          335,340
                                                         -----------       -----------       -----------
Operating income (loss)                                     (123,364)          204,644            81,280
                                                         -----------       -----------       -----------
Other income (expense):
           Interest and financing expense, net              (126,345)           34,118           (92,227)
        Equity in net loss of affiliates                     (28,866)           24,120            (4,746)
        Other, net                                            10,471            (8,616)            1,855
                                                         -----------       -----------       -----------
     Other income (expense)                                 (144,740)           49,622           (95,118)
                                                         -----------       -----------       -----------
Minority interest in net loss of consolidated
     subsidiaries                                             44,035           (43,556)              479
                                                         -----------       -----------       -----------
Net loss from continuing operations                         (224,069)         (210,710)          (13,359)
                                                         -----------       -----------       -----------
Loss from discontinued operations                                          $  (210,710)         (210,710)
                                                         -----------       -----------       -----------
     Net loss                                            $  (224,069)                        $  (224,069)
                                                         ===========                         ===========
Basic and diluted loss from continuing operations
     per common share                                                                        $     (0.17)
Basic and diluted loss from discontinued operations
     per common share                                                                              (2.78)
                                                                                             -----------
Basic and diluted loss per common share                  $     (2.95)                        $     (2.95)
                                                         ===========                         ===========

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. PROFORMA CONDENSED FINANCIAL INFORMATION: (continued)

        The proforma condensed financial information presented below represents the statements of operations of Western Wireless as if the Spin-off occurred at December 31, 1997 and December 31, 1996. Therefore, the statements below reflect VoiceStream and all of its subsidiaries as discontinued operations.

                                                         -----------------------------------------------
(Dollars in thousands, unaudited)                                   YEAR ENDED DECEMBER 31, 1997
                                                         -----------------------------------------------
PROFORMA CONDENSED STATEMENT OF OPERATIONS:               HISTORICAL        PROFORMA          PROFORMA
                                                         PRESENTATION      ADJUSTMENTS         RESULTS
                                                         -----------       -----------       -----------
Subscriber revenues                                      $   297,724       $   (52,360)      $   245,364
Roamer revenues                                               39,977              (227)           39,750
Equipment sales and other revenues                            42,877           (25,143)           17,734
                                                         -----------       -----------       -----------
        Total revenues                                       380,578           (77,730)          302,848

Cost of service                                               90,184           (43,183)           47,001
Cost of equipment sales                                       83,167           (53,469)           29,698
General and administrative                                   112,543           (51,678)           60,865
Sales and marketing                                          120,875           (59,466)           61,409
Depreciation and amortization                                133,470           (66,875)           66,595
                                                         -----------       -----------       -----------
         Total operating expenses                            540,239          (274,671)          265,568
                                                         -----------       -----------       -----------
Operating income (loss)                                     (159,661)          196,941            37,280
                                                         -----------       -----------       -----------
Other income (expense):
    Interest and financing expense, net                      (98,964)           57,558           (41,406)
    Equity in net loss of affiliates                         (11,058)           (9,327)           (1,731)
    Other, net                                                 4,149               (11)            4,138
                                                         -----------       -----------       -----------
  Other income (expense)                                    (105,873)           66,874           (38,999)
                                                         -----------       -----------       -----------
Net loss from continuing operations                         (265,534)         (263,815)           (1,719)
                                                         -----------       -----------       -----------
Loss from discontinued operations                                          $  (263,815)         (263,815)
                                                         -----------       ===========       -----------
  Net loss                                               $  (265,534)                        $  (265,534)
                                                         ===========                         ===========
Basic and diluted loss from continuing operations
  per common share                                                                           $     (0.03)
Basic and diluted loss from discontinued operations
  per common share                                                                                 (3.73)
                                                                                             -----------
Basic and diluted loss per common share                  $     (3.76)                        $     (3.76)
                                                         ===========                         ===========

                                                         -----------------------------------------------
(Dollars in thousands, unaudited)                                  YEAR ENDED DECEMBER 31, 1996
                                                         -----------------------------------------------
PROFORMA CONDENSED STATEMENT OF OPERATIONS:               HISTORICAL        PROFORMA          PROFORMA
                                                         PRESENTATION      ADJUSTMENTS         RESULTS
                                                         ------------      -----------       -----------
Subscriber revenues                                      $   182,441       $    (7,794)      $   174,647
Roamer revenues                                               34,065                              34,065
Equipment sales and other revenues                            26,579            (9,745)           16,834
                                                         -----------       -----------       -----------
        Total revenues                                       243,085           (17,539)          225,546

Cost of service                                               53,600           (12,470)           41,130
Cost of equipment sales                                       46,305           (20,789)           25,516
General and administrative                                    66,673           (20,209)           46,464
Sales and marketing                                           83,652           (31,505)           52,147
Depreciation and amortization                                 79,741           (14,395)           65,346
                                                         -----------       -----------       -----------
         Total operating expenses                            329,971           (99,368)          230,603
                                                         -----------       -----------       -----------
Operating income (loss)                                      (86,886)           81,829            (5,057)
                                                         -----------       -----------       -----------
Other income (expense):
    Interest and financing expense, net                      (44,690)            3,607           (41,083)
    Equity in net loss of affiliates                            (968)              954               (14)
    Other, net                                                 2,439               (40)            2,399
                                                         -----------       -----------       -----------
  Other income (expense)                                     (43,219)            4,521           (38,698)
                                                         -----------       -----------       -----------
Net loss from continuing operations                         (130,105)          (86,350)          (43,755)
                                                         -----------       -----------       -----------
Loss from discontinued operations                                          $   (86,350)          (86,350)
                                                         -----------       ===========       -----------
  Net loss                                               $  (130,105)                        $  (130,105)
                                                         ===========                         ===========
Basic and diluted loss from continuing operations
  per common share                                                                           $     (0.67)
Basic and diluted loss from discontinued operations
  per common share                                                                                 (1.33)
                                                                                             -----------
Basic and diluted loss per common share                  $     (2.00)                        $     (2.00)
                                                         ===========                         ===========



                          WESTERN WIRELESS CORPORATION
                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                             (Dollars in thousands)


COMBINED BALANCE SHEETS DATA:                                                As of December 31,
                                                                        ---------------------------
                                                                           1998              1997
                                                                        ---------        ----------
Total current assets                                                   $   64,857        $   88,807
                                                                       ==========        ==========
Total non-current assets                                               $1,233,382        $1,297,728
                                                                       ==========        ==========
Total current liabilities                                              $   82,401        $   97,107
                                                                       ==========        ==========
Total non-current liabilities                                          $1,122,578        $1,095,000
                                                                       ==========        ==========

COMBINED STATEMENTS OF OPERATIONS DATA:                           For the year ended December 31,
                                                                -----------------------------------
                                                                   1998         1997         1996
                                                                ---------    ---------    ---------
Total revenues                                                  $ 416,620    $ 302,848    $ 225,546
Operating expenses                                                335,340      265,568      230,603
                                                                ---------    ---------    ---------
Operating income (loss)                                            81,280       37,280       (5,057)
Other income (expense)                                           (305,349)    (302,814)    (125,048)
                                                                ---------    ---------    ---------
Net loss                                                        $(224,069)   $(265,534)   $(130,105)
                                                                =========    =========    =========

COMBINED STATEMENTS OF CASH FLOWS DATA:

Operating activities:
        Net cash provided by operating activities               $  66,669    $  83,631    $  19,939
                                                                ---------    ---------    ---------

Investing activities:
     Purchase of property and equipment                           (73,371)     (54,318)     (98,953)
     Additions to licensing costs and other intangible assets      (8,470)        (283)      (1,984)
     Acquisition of wireless properties, net of cash acquired     (35,346)    (191,145)     (40,180)
     Investments in and advances to unconsolidated affiliates      90,003     (432,416)    (303,752)
     Other assets                                                  (2,494)     (10,194)        (880)
                                                                ---------    ---------    ---------
        Net cash used in investing activities                     (29,678)    (688,356)    (445,749)
                                                                ---------    ---------    ---------

Financing activities:
     Proceeds from issuance of common stock, net                 (243,630)      75,376      235,603
     Additions to long-term debt                                   60,000      565,000      763,000
     Repayment of debt                                           (110,000)     (70,000)    (512,722)
     Deferred financing costs                                                               (19,149)
     Proceeds from sale of minority interest in consolidated
         subsidiary                                               243,709
                                                                ---------    ---------    ---------
        Net cash (used in) provided by financing activities       (49,921)     570,376      466,732
                                                                ---------    ---------    ---------

Change in cash and cash equivalents                               (12,930)     (34,349)      40,922

Cash and cash equivalents, beginning of year                       15,122       49,471        8,549
                                                                ---------    ---------    ---------

Cash and cash equivalents, end of year                          $   2,192    $  15,122    $  49,471
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


        Date: 4/12/99
              -----------------


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


        Signatures                                                      Title
        ----------                                                      -----
     /S/ John W. Stanton                            Chairman of the Board and Chief Executive                Date: 4/12/99
     ------------------------                                           Officer                                    -------
     John W. Stanton                                        (Principal Executive Officer)


     /S/ Donald Guthrie                              Vice Chairman and Chief Financial Officer               Date: 4/12/99
     ------------------------                                 (Principal Financial Officer)                        -------
      Donald Guthrie

     /S/ Patricia L. Miller                                         Controller                               Date: 4/12/99
     ------------------------                            (Principal Accounting Officer)                            -------
     Patricia L. Miller

     /S/ John L. Bunce, Jr.                                          Director                                Date: 4/12/99
     ------------------------                                                                                      -------
     John L. Bunce, Jr.

     /S/ Mitchell R. Cohen                                           Director                                 Date: 4/12/99
     ------------------------                                                                                       -------
     Mitchell R. Cohen

     /S/ Daniel J. Evans                                             Director                                 Date: 4/12/99
     ------------------------                                                                                       -------
     Daniel J. Evans

     /S/ Jonathan M. Nelson                                          Director                                 Date: 4/12/99
     ------------------------                                                                                       -------
     Jonathan M. Nelson

     /S/ Terence O'Toole                                             Director                                 Date: 4/12/99
     ------------------------                                                                                       -------
     Terence O'Toole

                                 EXHIBIT INDEX

EXHIBIT                                   DESCRIPTION
---------      -----------------------------------------------------------------
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

10.81(15)      Amendment No. 2 to Purchase Agreement between General Cellular
               Corporation and Northern Telecom Inc.

10.82(15)      Amendment No. 3 to Purchase Agreement between Western Wireless
               Corporation and Northern Telecom Inc. dated September 1998

10.83(15)      Asset Purchase Agreement by and among McAllen Cellular Telephone
               Company, Inc., GCC License Corporation, Celutel, Inc. and Western
               Wireless Corporation dated January 26, 1999

10.84(15)      Asset Purchase Agreement by and among Brownsville Cellular
               Telephone Company Inc., LLC License Corporation, Celutel, Inc.,
               and Western Wireless Corporation dated January 24, 1999

21.1(15)       Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1(15)       Financial Data Schedule


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

(14) Incorporated by reference to the exhibit filed with Western Wireless' Registration Statement on Form 10 (Commission File No. 000-25441)


(15) Incorporated by reference to the exhibit filed with Western Wireless' Form 10-K for the year ended 12/31/98.