Form 10-Q
period 1999-03-31
WESTERN WIRELESS CORP
filed 1999-05-17
CIK 930738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         WASHINGTON                                      91-1638901
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     3650 131ST AVENUE S.E.,
     BELLEVUE, WASHINGTON                                    98006
-----------------------------------------              ----------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Title                       Shares Outstanding as of May 3, 1999
------------------------------------        ------------------------------------

  Class A Common Stock, no par value                   43,500,412
  Class B Common Stock, no par value                   33,030,847

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                                 Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of March 31, 1999, and December 31, 1998...............................3

         Consolidated Statements of Operations
         for the Three Months Ended March 31, 1999, and March 31, 1998.............4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1999, and March 31, 1998.............5

         Notes to Consolidated Financial Statements................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...................................................11


PART II - OTHER INFORMATION.......................................................16

ITEM 1.  LEGAL PROCEEDINGS........................................................16

ITEM 2.  CHANGES IN SECURITIES....................................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................16

ITEM 5.  OTHER INFORMATION........................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................16


                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      March 31,           December 31,
                                                                                        1999                 1998
                                                                                     -----------          -----------

                                ASSETS

Current assets:
   Cash and cash equivalents                                                         $    15,725          $     2,192
   Accounts receivable, net of allowance for doubtful accounts of
          $6,912 and $7,629, respectively                                                 53,191               45,327
   Inventory                                                                               8,002                8,794
   Prepaid expenses and other current assets                                              14,242                8,544
                                                                                     -----------          -----------
      Total current assets                                                                91,160               64,857

Property and equipment, net of accumulated depreciation
   of $227,838 and $208,776, respectively                                                265,737              272,317
Licensing costs and other intangible assets, net of accumulated
   amortization of $85,389 and $81,209, respectively                                     533,714              518,789
Investments in and advances to unconsolidated affiliates                                  35,761               37,663
Other assets                                                                                 114               12,912
Net assets from discontinued operations                                                  242,334              314,762
                                                                                     -----------          -----------
                                                                                     $ 1,168,820          $ 1,221,300
                                                                                     ===========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable                                                                  $     9,532          $     5,101
   Accrued liabilities                                                                    58,292               70,718
   Construction accounts payable                                                           3,507                6,582
   Accrued costs of discontinuance                                                        18,500
                                                                                     -----------          -----------
      Total current liabilities                                                           89,831               82,401
                                                                                     -----------          -----------

Long-term debt                                                                         1,095,000            1,045,000
                                                                                     -----------          -----------

Minority interest in consolidated subsidiaries                                               453                  639

Commitments (Notes 6 and 8)

Shareholders' equity (net capital deficiency):
   Preferred stock, no par value, 50,000,000 shares authorized;
        no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized; Class A,
      42,978,533 and 38,710,893 shares issued and outstanding, respectively, and; Class B, 33,551,447 and 37,312,477 shares issued
      and outstanding, respectively                                                      808,347              800,631
   Deferred compensation                                                                  (5,215)              (1,211)
   Foreign currency translation                                                           (2,176)              (2,328)
   Deficit                                                                              (817,420)            (703,832)
                                                                                     -----------          -----------
      Total shareholders' equity (net capital deficiency)                                (16,464)              93,260
                                                                                     -----------          -----------
                                                                                     $ 1,168,820          $ 1,221,300
                                                                                     ===========          ===========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               Three months ended March 31,
                                                             ----------------------------------
                                                                 1999                  1998
                                                             ------------          ------------
Revenues:
     Subscriber revenues                                     $     86,934          $     76,103
     Roamer revenues                                               23,250                10,487
     Equipment sales and other revenues                             5,679                 4,040
                                                             ------------          ------------
          Total revenues                                          115,863                90,630
                                                             ------------          ------------

Operating expenses:
     Cost of service                                               15,504                11,887
     Cost of equipment sales                                        7,763                 7,452
     General and administrative                                    26,704                20,262
     Sales and marketing                                           21,460                17,491
     Depreciation and amortization                                 22,441                17,550
                                                             ------------          ------------
          Total operating expenses                                 93,872                74,642
                                                             ------------          ------------

Operating income from continuing operations                        21,991                15,988
                                                             ------------          ------------

Other income (expense):
     Interest and financing expense, net                          (23,296)              (20,021)
     Equity in net loss of unconsolidated affiliates               (4,761)               (2,081)
     Other, net                                                       647                   512
                                                             ------------          ------------
          Total other income (expense)                            (27,410)              (21,590)
                                                             ------------          ------------

Minority interest in consolidated subsidiaries                        192
                                                             ------------

Net loss from continuing operations                                (5,227)               (5,602)
                                                             ------------          ------------

Net loss from discontinued operations                             (89,861)              (58,548)
Cost of discontinuance                                            (18,500)
                                                             ------------          ------------
          Total discontinued operations                          (108,361)              (58,548)
                                                             ------------          ------------

               Net loss                                      $   (113,588)         $    (64,150)
                                                             ============          ============

Basic and diluted loss per common share:
   Continuing operations                                     $      (0.07)         $      (0.07)
   Total discontinued operations                                    (1.42)                (0.77)
                                                             ------------          ------------
Basic and diluted loss per common share                      $      (1.49)         $      (0.84)
                                                             ============          ============

Weighted average common shares used in computing
     basic and diluted loss per common share                   76,252,000            75,968,000
                                                             ============          ============

Comprehensive income (loss):
     Net loss                                                $   (113,588)
     Other comprehensive income:
          Foreign currency translation adjustment                     152
                                                             ------------
Total comprehensive loss                                     $   (113,436)
                                                             ============



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                               1999               1998
                                                                            ---------          ---------
Operating activities:
   Net loss                                                                 $(113,588)         $ (64,150)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Net loss from discontinued operations                                    89,861             58,548
      Depreciation and amortization                                            22,441             17,550
      Employee equity compensation                                              1,152                861
      Equity in net loss of unconsolidated affiliates                           4,761              2,081
      Minority interest in net loss of consolidated subsidiary                   (192)
      Other, net                                                                  955                982
      Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
           Accounts receivable, net                                            (7,864)             3,486
           Inventory                                                              792              4,108
           Prepaid expenses and other current assets                           (5,698)            (2,129)
           Accounts payable                                                     4,431                581
           Accrued liabilities                                                 (2,787)                17
           Accrued cost of discontinuance                                      18,500
                                                                            ---------          ---------
      Net cash provided by operating activities                                12,764             21,935
                                                                            ---------          ---------

Investing activities:
   Purchase of property and equipment                                         (21,367)           (10,200)
   Additions to licensing costs and other intangible assets                       (80)            (6,354)
   Acquisition of wireless properties, net of cash acquired                   (19,025)            (1,350)
   Investments in and advances to unconsolidated affiliates                    (1,522)            (2,877)
   Proceeds from repayment of (advances to) discontinued subsidiary            (9,444)            77,120
   Other                                                                         (278)              (255)
                                                                            ---------          ---------
      Net cash (used in) provided by investing activities                     (51,716)            56,084
                                                                            ---------          ---------

Financing activities:
   Proceeds from issuance of common stock, net                                  2,485                407
   Additions to long-term debt                                                 50,000             30,000
   Repayment of debt                                                                            (110,000)
   Net costs of private placement                                                                 (1,080)
                                                                            ---------          ---------
      Net cash provided by (used in) financing activities                      52,485            (80,673)
                                                                            ---------          ---------

Change in cash and cash equivalents                                            13,533             (2,654)

Cash and cash equivalents, beginning of period                                  2,192             26,313
                                                                            ---------          ---------

Cash and cash equivalents, end of period                                    $  15,725          $  23,659
                                                                            =========          =========


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION:

         Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular systems in rural areas. As of March 31, 1999, the Company provides cellular services in 92 markets.

         The Company also holds interests in entities which own and operate wireless licenses in certain foreign countries, including Georgia, Ghana, Iceland, and Latvia. In addition, the Company has interests in entities which have been awarded wireless licenses in Ireland, Croatia and Haiti.

         As of March 31, 1999, the Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity which provides wireless communication services through the ownership and operation of personal communication services ("PCS"). On May 3, 1999, VoiceStream legally separated from Western Wireless' other operations (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless (see note 3).

         The accompanying interim consolidated financial statements and the financial information included herein are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1998, contained in the Company's Form 10-K dated March 31, 1999.


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


     Supplemental cash flow disclosure:

         Cash paid for interest was $23.1 million and $27.9 million for the three months ended March 31, 1999 and 1998, respectively.


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

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. BUSINESS DIVESTITURES:

         On May 3, 1999, the Company completed a tax-free distribution (Spin-off) to the Company's shareholders of its 80.1% holdings of the outstanding shares of VoiceStream. VoiceStream consists of the Company's former PCS operations. The Company's shareholders received one share of VoiceStream common stock for each share of the Company's common stock owned on April 30, 1999.

         The accompanying consolidated financial statements have been restated to report the discontinued operations of VoiceStream separately from the continuing operations of the Company. The March 31, 1999, Consolidated Statements of Operations include the following operating results, representing only the Company's portion, estimated through May 3, 1999, for the discontinued operations presented as a single classification (dollars in thousands):

Revenues                                      $  75,766
Operating expenses                              142,808
                                              ---------
Operating loss                                  (67,042)
Other income (expense)                          (22,819)
                                              ---------
Net loss from discontinued operations         $ (89,861)
                                              =========

         The following supplemental summarized balance sheet data represents the accounts of VoiceStream as of March 31, 1999 including estimated losses through May 3, 1999 (the disposal date), and as reported, net, in the March 31, 1999, and December 31, 1998, balance sheets (dollars in thousands):

                                                                    MARCH 31,          DECEMBER 31,
                                                                      1999               1998
                                                                   ----------         ----------
Current Assets:
     Cash                                                          $   10,925         $    8,057
     Accounts receivable, net                                          29,624             24,766
     Inventory                                                         14,407             20,182
     Other                                                             10,642              6,393
                                                                   ----------         ----------
                                                                       65,598             59,398
Property and equipment, net                                           638,925            619,280
Licensing costs and other intangible assets, net                      311,551            312,040
Other                                                                 103,977             60,938
                                                                   ----------         ----------
Total assets of discontinued operations                            $1,120,051         $1,051,656
                                                                   ==========         ==========

Current liabilities:
     Accounts payable and accrued liabilities                      $   62,294         $   61,738
     Estimated losses from March 31, 1999 to May 3, 1999               35,000
     Other                                                             35,809             58,217
                                                                   ----------         ----------
                                                                      133,103            119,955
Long-term debt                                                        690,000            540,000
Minority interest in net assets of discontinued subsidiary             54,614             76,939
                                                                   ----------         ----------
Total liabilities of discontinued operations                       $  877,717         $  736,894
                                                                   ==========         ==========

         The Company has recognized $18.5 million for costs of discontinuance. These costs include $16 million for acquiring the Company's bondholders consent of the Spin-off. The remaining costs are an estimate for other Spin-off related expenses, including, among other items, legal and advisory fees, costs for data processing and printing costs.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. PROPERTY AND EQUIPMENT:

Property and equipment consists of:
(Dollars in thousands)                     MARCH 31,         DECEMBER 31,
                                             1999               1998
                                          ---------          ---------
Land, buildings, and improvements         $   8,643          $  12,748
Wireless communications systems             376,858            373,971
Furniture and equipment                      56,242             53,919
                                          ---------          ---------
                                            441,743            440,638
Less accumulated depreciation              (227,838)          (208,776)
                                          ---------          ---------
                                            213,905            231,862
Construction in progress                     51,832             40,455
                                          ---------          ---------
                                          $ 265,737          $ 272,317
                                          =========          =========

         Depreciation expense was $20.0 million and $14.5 million for the three months ended March 31, 1999 and 1998.

5. LONG-TERM DEBT:

(Dollars in thousands)                              MARCH 31,         DECEMBER 31,
                                                      1999               1998
                                                   ----------         ----------
Cellular Credit Facility:
      Revolver...............................      $  495,000         $  445,000
      Term Loan..............................         200,000            200,000
10-1/2% Senior Subordinated Notes Due 2006...         200,000            200,000
10-1/2% Senior Subordinated Notes Due 2007...         200,000            200,000
                                                   ----------         ----------
                                                   $1,095,000         $1,045,000
                                                   ==========         ==========

         The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan (the "Revolver") and a $200 million term loan (the "Term Loan").

         The aggregate amounts of principal maturities of the Company's debt are as follows (dollars in thousands):

Nine months ending December 31, 1999...      $        0
Year ending December 31,
2000 ..................................               0
2001 ..................................          51,000
2002 ..................................          76,250
2003 ..................................         125,750
Thereafter ............................         842,000
                                             ----------
                                             $1,095,000
                                             ==========

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. COMMITMENTS:


         Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of March 31, 1999, are summarized below (dollars in thousands):

Nine months ending December 31, 1999...      $ 8,160
Year ending December 31,
2000 ..................................        9,398
2001 ..................................        7,794
2002 ..................................        5,153
2003 ..................................        3,416
Thereafter ............................        5,380
                                             -------
                                             $39,301
                                             =======

         Aggregate rental expense for all operating leases was approximately $3.2 million and $ 2.5 million for the three months ended March 31, 1999 and 1998.

         In order to ensure adequate supply and availability of certain wireless system equipment requirements and service needs, the Company has committed to purchase from various suppliers, wireless communications equipment and services. These agreements expire at various dates through the December 2005. The aggregate amount of these commitments total approximately $100 million. At March 31, 1999, the Company has ordered approximately $82.4 million under all of these agreements, of which approximately $7.7 million is outstanding.

         The Company has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.


7. SHAREHOLDERS' EQUITY:

         During the three months ended March 31, 1999, the Company issued 402,590 shares of its Class A Common Stock as a result of employee stock options that were exercised.

         In January 1999, the Company issued an additional 105,000 Class A Common Stock shares to certain key executives pursuant to an Executive Restricted Stock Plan.


8. ACQUISITIONS:

         In January 1999, the Company signed an agreement to purchase the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Statistical Areas ("MSA") for an aggregate amount of approximately $95.0 million in cash. This purchase is pending approval from the Federal Communications Commission ("FCC"). The Company anticipates this transaction to close during the second quarter of 1999.

         During February 1999, the Company completed the purchase of the cellular license and operations of the Wyoming 4 and Oklahoma 1 Rural Service Areas ("RSA") for $19 million in cash. Prior to the purchase of the Wyoming 4 RSA, the Company operated this market under an Interim Operating Authority ("IOA") from the FCC. This transaction was accounted for using the purchase method.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. OTHER TRANSACTIONS:

         In connection with the Spin-off, VoiceStream will issue a substantial number of stock options. Issuance of such options may result in a non-cash charge to earnings during the second quarter of 1999, depending on the public trading price of the shares of VoiceStream and Western Wireless following the Spin-off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Statements contained or incorporated by reference Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the "Company") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; the Company's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments

         The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

         Western Wireless provides cellular communications services through the ownership and operation of cellular communications systems in 92 Rural Service Areas and Metropolitan Statistical Areas in the United States.

         The Company also holds interests in entities which own and operate wireless licenses in certain foreign countries including Georgia, Ghana, Iceland and Latvia. In addition, the Company has interests in entities which have been awarded wireless licenses in Ireland, Croatia and Haiti. Western Wireless does not own a controlling interest in any of these joint ventures currently providing wireless services, therefore they are all accounted for using the equity method and are not included in the following discussions.

         The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity which provides wireless communication services through the ownership and operation of personal communication services ("PCS") licenses. On May 3, 1999, VoiceStream legally separated from Western Wireless (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless.

         In connection with the Spin-off, VoiceStream will issue a substantial number of stock options. Issuance of such options may result in a non-cash charge to earnings during the second quarter of 1999, depending on the public trading price of the shares of VoiceStream and Western Wireless following the Spin-off.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


         The Company had 695,500 cellular subscribers at March 31, 1999, representing an increase of 35,100 or 5.3% from December 31, 1998. The company had 547,100 subscribers at March 31, 1998, representing an increase of 27,100 or 5.2% from December 31, 1997.


         The following table sets forth certain financial data as it relates to the Company's operations:


(Dollars in thousands)                               THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------
                                                1999            % CHANGE              1998
                                             ---------          ---------           ---------
Cellular revenues:
     Subscriber revenues ...........         $  86,934               14.2%          $  76,103
     Roamer revenues ...............            23,250              121.7%             10,487
     Equipment sales and other
       revenues ....................             5,679               40.6%              4,040
                                             ---------                              ---------
         Total revenues ............         $ 115,863                              $  90,630

Cellular operating expenses:
     Cost of service ...............         $  15,504               30.4%          $  11,887
     Cost of equipment sales .......             7,763                4.2%              7,452
     General and administrative ....            26,704               31.8%             20,262
     Sales and marketing ...........            21,460               22.7%             17,491
     Depreciation and amortization              22,441               27.9%             17,550
                                             ---------                              ---------
         Total operating expenses ..         $  93,872                              $  74,642

Other income (expense) .............         $ (27,218)             (26.1)%         $ (21,590)

Net loss from continuing operations          $  (5,227)               3.3%          $  (5,602)
                                             =========                              =========

     EBITDA ........................         $  44,432               32.5%          $  33,538
                                             =========                              =========

Cash flows provided by (used in):
     Operating activities ..........         $  12,764              (41.9)%         $  21,935
                                             =========                              =========
     Investing activities ..........         $ (51,716)              N.M.           $  56,084
                                             =========                              =========
     Financing activities ..........         $  52,485               N.M.           $ (80,673)
                                             =========                              =========

         CELLULAR REVENUES

         The increase in subscriber revenues is primarily due to the 27.1% growth in the number of ending subscribers at March 31, 1999, compared to March 31, 1998, offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $42.74 for the three months ended March 31, 1999, a 10.1% decline from $47.53 for the three months ended March 31, 1998. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

         The increase in roamer revenues is attributed to an increase in roaming traffic and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes as a result of the Company's strategy, implemented in 1998, to become the roaming partner of choice for other carriers. While the Company expects total roamer minutes to continue increasing, the decline in the rates charged between carriers may limit the growth of roamer revenues.

         Equipment sales for the three months ended March 31, 1999, which consists primarily of handset sales, increased primarily due to the increase in the number of handsets sold due to the growth in subscriber additions.

         CELLULAR OPERATING EXPENSES

         The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base. Cost of service as a percentage of service revenues remained relatively flat at 14.1% and 13.7% for the three months ended March 31, 1999 and 1998.

         Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the three months ended March 31, 1999 compared to the same period in 1998.


         The Company's general and administrative costs are principally variable costs, that is costs that will vary with the level of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. The general and administrative monthly cost per average subscriber remained relatively flat at $13.13 for the three months ended March 31, 1999, compared to $12.66 for the same period in 1998.

         The increase in sales and marketing costs is primarily due to the increase in subscribers added during the three months ended March 31, 1999, compared to the same period in 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $708 for the three months ended March 31, 1999, from $828 for the three months ended March 31, 1998. This decrease is attributable to the costs being spread over a larger number of net subscriber additions, which increased 30% during the first quarter of 1999 compared to the first quarter of 1998.

         The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's cellular systems.

         NET LOSS FROM CONTINUING OPERATIONS

         The improvement in net loss from continuing operations is attributable to the increase in revenues combined with overall efficiencies gained from the growing subscriber base. The Company expects to continue improvements in net loss from continuing operations in 1999.

         OTHER INCOME (EXPENSE)

         Interest and financing expense, net of capitalized interest, increased to $23.3 million for the three months ended March 31, 1999, compared to $20.0 million for the same period in 1998, due to the increase in long-term debt. Long-term debt was incurred primarily to fund the Company's capital expenditures associated with the build out and enhancements of the cellular systems and the acquisition of wireless properties. The weighted average interest rate, before the effect of capitalized interest, was 8.57% for the three months ended March 31, 1999, as compared to 9.07% for the same period in 1998.

         EBITDA

         EBITDA represents operating income (loss) before depreciation and amortization. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

         Consolidated EBITDA for the Company increased to $44.4 million for the three months ended March 31, 1999, from $33.5 million for the same period in 1998. The increase in EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, operating margin (EBITDA as a percentage of service revenues) increased to 39.9% for the three months ended March 31, 1999, from 38.2% for the comparative period in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. As of March 31, 1999, $695 million was outstanding under the Credit Facility. The amount available for borrowing under the Credit Facility, which is limited by certain financial covenants and other restrictions, was $255 million. Indebtedness under the Credit Facility matures on March 31, 2006. The Credit Facility bear interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

         Western Wireless has issued $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par and $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2007 (the "2007" Notes") at par. Indebtedness under the 2006 Notes and the 2007 Notes matures June 1, 2006 and February 1, 2007, respectively. The Credit Facility prohibits the repayment of all or any portion of the principal amounts of the 2006 Notes or 2007 Notes prior to the repayment of all indebtedness under the Credit Facility. The 2006 and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of asset, issuance of preferred stock of subsidiaries and certain investments and acquisitions. The Company obtained the appropriate waivers from the holders of these notes prior to consummation of the Spin-off at a cost of $16 million.

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

         For the remainder of 1999, the Company expects to spend approximately $60 million for the continued expansion of its cellular infrastructure and approximately $95 million for the purchase of cellular licenses and operations of the Brownsville, Texas and McAllen, Texas MSAs. The Company will utilize cash on hand, the Credit Facility and other sources of funding, for purposes of funding its cellular and other activities.

         Net cash provided by operating activities was $12.8 million for the three months ended March 31, 1999. Adjustments to the $113.6 million net loss to reconcile to net cash provided by operating activities included $22.4 million of depreciation and amortization, $89.9 million for the loss from discontinued operations, and $18.5 million for accrued costs of discontinuance. Net cash provided by operating activities was $21.9 million for the three months ended March 31, 1998.

         Net cash used in investing activities was $51.7 million for the three months ended March 31, 1999. Investing activities for such period consisted primarily of purchases of property and equipment of $21.4 million and $19.0 million in acquisitions of wireless properties, primarily attributable to the purchase of the Wyoming 4 and Oklahoma 1 RSAs. Net cash provided by investing activities was $56.1 million for the three months ended March 31, 1998.

         Net cash provided by financing activities was $52.5 million for the three months ended March 31, 1999. Financing activities for such period consisted primarily of additions to long-term debt. Net cash used in financing activities was $80.7 million for the three months ended March 31, 1998.

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

         YEAR 2000 ISSUES

         The Company, like most businesses, will be required to modify significant portions of its information technology ("IT") and non-IT systems so that they will function properly in the year 2000. Any of the Company's, or its vendors, IT and non-IT systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's IT and non-IT systems that are being addressed include: its wireless networks; system which interconnect its wireless networks with landline systems; systems which allow verification and billing of roaming traffic; internal communication and data processing systems; billing software an related elements; and systems of third party suppliers, including those of financial institutions, payroll/benefits processors and credit bureaus.

      Much of the Company's technology, including technology associated with its critical systems, is purchased from third parties. The Company is dependent on those third parties to assess the impact of the year 2000 issue on the technology and services they supply and to take any necessary corrective action. The Company cannot assure that these third parties will have taken the necessary corrective action prior to the year 2000.

      The Company has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems, (2) research, including obtaining information from third parties to determine whether they have accurately assessed the problem and taken corrective action,
(3) implementation of and testing remediation efforts, (4) development of contingency plans. The Company has completed the first two phases of its plan and is currently testing and remediating its critical systems and developing contingency plans to address the year 2000 issue. The Company expects to substantially complete the third and fourth phases by the end of the third quarter of 1999. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation the systems for the year 2000. The Company cannot assure that the remediation of its critical systems will be complete by the year 2000.

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

      Based on its current assessments and its remediation plan, which are based in part upon certain representations of third parties, the Company expects that it will not experience a disruption of its operations as a result of the change to the year 2000. However, there can be no assurance that either the Company or the third parties who have supplied technology used in the Company's critical systems will be successful in taking corrective action in a timely manner. As part of its plan, the Company has developed, and is continuing to develop, contingency plans for its critical systems which include, among other things, identifying a core system of cell sites that are being designed to operate for extended periods for mobile to mobile service independent of external power supplies and landline telephone services. The Company believes that these contingency plans will mitigate service disruption; however, the Company cannot guarantee this. The Company will continuously test and update these plans and systems as long as necessary.

WESTERN WIRELESS CORPORATION

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit           Description

                  27.1              Financial Data Schedule


         (b)      Reports on Form 8-K

                  A Form 8-K was filed on May 11, 1999, reporting Western Wireless Corporation's financial and operating results for the first quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation

By   /s/ Theresa E. Gillespie                      Dated: 5-17-99
     ----------------------------                        ---------
     Theresa E. Gillespie
     Executive Vice President

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

27.1              Financial Data Schedule

----------