Form 10-Q
period 1999-06-30
WESTERN WIRELESS CORP
filed 1999-08-05
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           ----------  ---------
                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               WASHINGTON                              91-1638901
     -------------------------------               -------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)


         3650 131ST AVENUE S.E.,
          BELLEVUE, WASHINGTON                            98006
----------------------------------------               ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Title                   Shares Outstanding as of July 31, 1999
   ----------------------------------    ---------------------------------------
   Class A Common Stock, no par value                  49,575,203
   Class B Common Stock, no par value                  27,196,123

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets
            as of June 30, 1999, and December 31, 1998......................................3

            Consolidated Statements of Operations and Comprehensive Losses
            for the Six Months Ended June 30, 1999, and June 30, 1998.......................4

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1999, and June 30, 1998.......................5

            Notes to Consolidated Financial Statements......................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................................11

PART II - OTHER INFORMATION................................................................18

ITEM 1.  LEGAL PROCEEDINGS.................................................................18

ITEM 2.  CHANGES IN SECURITIES.............................................................18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................18

ITEM 5.  OTHER INFORMATION.................................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................19

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     June 30,          December 31,
                                                                                       1999                1998
                                                                                   -----------         -----------
                                                       ASSETS

Current assets:

   Cash and cash equivalents                                                       $     5,340         $     2,192
   Accounts receivable, net of allowance for doubtful accounts of
          $8,754 and $7,629, respectively                                               63,275              45,327
   Inventory                                                                             8,282               8,794
   Prepaid expenses and other current assets                                            11,072               8,544
                                                                                   -----------         -----------
        Total current assets                                                            87,969              64,857

Property and equipment, net of accumulated depreciation
   of $251,514 and $208,776, respectively                                              291,676             272,317
Licensing costs and other intangible assets, net of accumulated
   amortization of $89,781 and $81,209, respectively                                   619,068             518,789
Investments in and advances to unconsolidated affiliates                                49,563              37,663
Other assets                                                                               160              12,912
Net assets from discontinued operations                                                                    314,762
                                                                                   -----------         -----------
                                                                                   $ 1,048,436         $ 1,221,300
                                                                                   ===========         ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:

   Accounts payable                                                                $     3,859         $     5,101
   Accrued liabilities                                                                  56,412              70,718
   Construction accounts payable                                                         9,136               6,582
   Payable to VoiceStream Wireless                                                       4,181
                                                                                   -----------         -----------
        Total current liabilities                                                       73,588              82,401
                                                                                   -----------         -----------

Long-term debt                                                                       1,180,000           1,045,000
                                                                                   -----------         -----------

Minority interest in consolidated subsidiaries                                           1,570                 639

Commitments (Note 8)

Shareholders' equity (net capital deficiency):
   Preferred stock, no par value, 50,000,000 shares authorized;
         no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized;
        Class A, 49,421,197 and 38,710,893 shares issued and outstanding, respectively, and; Class B, 27,318,880 and 37,312,477 shares issued
        and outstanding, respectively                                                  682,902             800,631
   Deferred compensation                                                               (21,751)             (1,211)
   Foreign currency translation                                                         (2,509)             (2,328)
   Deficit                                                                            (865,364)           (703,832)
                                                                                   -----------         -----------
        Total shareholders' equity (net capital deficiency)                           (206,722)             93,260
                                                                                   -----------         -----------
                                                                                   $ 1,048,436         $ 1,221,300
                                                                                   ===========         ===========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended June 30,             Six months ended June 30,
                                                        ---------------------------------     ---------------------------------
                                                            1999                1998             1999                 1998
                                                        ------------         ------------     ------------         ------------
Revenues:

      Subscriber revenues                               $     95,268         $     80,757     $    182,202         $    156,860
      Roamer revenues                                         34,431               13,210           57,681               23,697
      Equipment sales and other revenues                       6,852                4,437           12,531                8,477
                                                        ------------         ------------     ------------         ------------
              Total revenues                                 136,551               98,404          252,414              189,034
                                                        ------------         ------------     ------------         ------------

Operating expenses:

      Cost of service                                         15,448               13,711           30,952               25,598
      Cost of equipment sales                                  8,061                7,525           15,824               14,977
      General and administrative                              28,848               21,786           55,552               42,048
      Sales and marketing                                     22,446               19,444           43,906               36,935
      Depreciation and amortization                           26,604               17,492           49,045               35,042
      Stock based compensation                                66,496                                66,496
                                                        ------------         ------------     ------------         ------------
              Total operating expenses                       167,903               79,958          261,775              154,600
                                                        ------------         ------------     ------------         ------------

Operating income (loss) from continuing operations           (31,352)              18,446           (9,361)              34,434
                                                        ------------         ------------     ------------         ------------

Other income (expense):

      Interest and financing expense, net                    (23,504)             (24,276)         (46,800)             (44,297)
      Equity in net loss of unconsolidated
        affiliates                                            (2,924)              (2,524)          (7,685)              (4,605)
      Other, net                                               1,380                  807            2,027                1,319
                                                        ------------         ------------     ------------         ------------
              Total other income (expense)                   (25,048)             (25,993)         (52,458)             (47,583)
                                                        ------------         ------------     ------------         ------------

Minority interest in consolidated subsidiaries                   747                                   939
                                                        ------------                          ------------

Net loss from continuing operations                          (55,653)              (7,547)         (60,880)             (13,149)
                                                        ------------         ------------     ------------         ------------

Net (loss) from discontinued operations                        7,709              (45,493)         (82,152)            (104,041)
Cost of discontinuance                                                                             (18,500)
                                                        ------------         ------------     ------------         ------------
              Total discontinued operations                    7,709              (45,493)        (100,652)            (104,041)
                                                        ------------         ------------     ------------         ------------

              Net loss                                  $    (47,944)        $    (53,040)    $   (161,532)        $   (117,190)
                                                        ============         ============     ============         ============

Basic and diluted loss per common share:

   Continuing operations                                $      (0.73)        $      (0.10)    $      (0.79)        $      (0.17)
   Total discontinued operations                                0.10                (0.60)           (1.31)               (1.37)
                                                        ------------         ------------     ------------         ------------
Basic and diluted loss per common share                 $      (0.63)        $      (0.70)    $      (2.10)        $      (1.54)
                                                        ============         ============     ============         ============

Weighted average common shares used in
    computing basic and diluted loss
    per common share                                      76,611,000           75,831,000       76,734,000           75,804,000
                                                        ============         ============     ============         ============

Comprehensive loss:

      Net loss                                          $    (47,944)                         $   (161,532)
      Other comprehensive income:
              Foreign currency translation                      (333)                                 (181)
                                                        ------------                          ------------
Total comprehensive loss                                $    (48,277)                         $   (161,713)
                                                        ============                          ============



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                  ---------------------------
                                                                                    1999              1998
                                                                                  ---------         ---------
Operating activities:

   Net loss                                                                       $(161,532)        $(117,190)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:

        Net loss from discontinued operations                                        82,152           104,041
        Depreciation and amortization                                                49,045            35,042
        Employee equity compensation                                                 66,496             1,353
        Equity in net loss of unconsolidated affiliates                               7,685             4,605
        Minority interest in net loss of consolidated subsidiary                        939
        Other, net                                                                    1,731             1,792
        Changes in operating assets and liabilities, net of effects from consolidating acquired interests:

               Accounts receivable, net                                             (16,187)             (653)
               Inventory                                                                549             3,784
               Prepaid expenses and other current assets                             (2,528)             (679)
               Accounts payable                                                      (1,242)            1,220
               Accrued liabilities                                                   (7,668)            3,304
                                                                                  ---------         ---------
        Net cash provided by operating activities                                    19,440            36,619
                                                                                  ---------         ---------

Investing activities:

   Purchase of property and equipment                                               (59,670)          (19,550)
   Additions to licensing costs and other intangible assets                          (1,573)           (8,396)
   Acquisition of wireless properties, net of cash acquired                        (124,318)          (16,796)
   Investments in and advances to unconsolidated affiliates                         (10,408)           (5,424)
   Repayment of advances to VoiceStream Wireless                                     21,588            87,729
   Return of investment from VoiceStream Wireless                                    20,000
   Other                                                                                                 (457)
                                                                                  ---------         ---------
        Net cash (used in) provided by investing activities                        (154,381)           37,106
                                                                                  ---------         ---------

Financing activities:

   Proceeds from issuance of common stock, net                                        3,089               572
   Additions to long-term debt                                                      135,000            30,000
   Repayment of debt                                                                                 (110,000)
   Proceeds from sale of minority interest in consolidated subsidiary, net                             (1,080)
                                                                                  ---------         ---------
        Net cash provided by (used in) financing activities                         138,089           (80,508)
                                                                                  ---------         ---------

Change in cash and cash equivalents                                                   3,148            (6,783)

Cash and cash equivalents, beginning of period                                        2,192            15,122
                                                                                  ---------         ---------

Cash and cash equivalents, end of period                                          $   5,340         $   8,339
                                                                                  =========         =========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      ORGANIZATION:

        Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular systems in rural areas. As of June 30, 1999, the Company provides cellular services in 94 markets.

        The Company owns 96% of Western Wireless International Corporation ("WWI") which holds a 66.7% stake in Meteor Mobile Communications ("MMC"). MMC is the preferred applicant in the competition to acquire wireless licenses in Ireland and is currently incurring capital and pre-operating costs, the results of which are included in the Company's consolidated financial statements. In addition, WWI holds non-controlling interests in entities which own and operate wireless licenses in certain foreign countries including Georgia, Ghana, Iceland and Latvia. WWI also has interests in entities which have been awarded wireless licenses in Croatia and Haiti. International entities which WWI has non-controlling interests are accounted for using the equity method.

        The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity which provides wireless communication services through the ownership and operation of personal communication services ("PCS"). On May 3, 1999, VoiceStream formally separated from Western Wireless' other operations (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless (see note 3).

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

    Supplemental cash flow disclosures:

        Cash paid for interest was $45.6 million and $51.3 million for the six months ended June 30, 1999 and 1998, respectively. Significant non-cash financing activities include net assets of discontinued operations charged to Additional Paid-In Capital ("APIC") of $207.5 million and stock based compensation charged to APIC and deferred compensation of $82.8 million.

    Reclassifications:

        Certain amounts in prior year's financial statements have been reclassified to conform to the 1999 presentation.

    Recently issued accounting standards:

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of the Company's March 31, 2001, annual financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.      BUSINESS DIVESTITURE:

        On May 3, 1999, the Company completed a Spin-off to the Company's shareholders of its 80.1% holdings of the outstanding shares of VoiceStream. VoiceStream consists of the Company's former PCS operations. The Company's shareholders received one share of VoiceStream common stock for each share of the Company's common stock owned on April 30, 1999.

        The accompanying consolidated financial statements have been restated to report the discontinued operations of VoiceStream separately from the continuing operations of the Company. The June 30, 1999 Consolidated Balance Sheet reflects a non-cash reduction to APIC of $207.5 million to recognize the book value of net assets distributed. In addition, the Company received $20 million in consideration for Net Operating Losses incurred by VoiceStream prior to the Spin-off. This amount was treated as a return of investment which increased APIC by the same amount.

        The June 30, 1999, Consolidated Statements of Operations and Comprehensive Losses include the following operating results, representing only the Company's portion, through May 3, 1999, for the discontinued operations presented as a single classification (dollars in thousands):

        Revenues ..................................  $  78,785
        Operating expenses ........................    138,840
                                                     ---------
        Operating loss ............................    (60,055)
        Other income (expense) ....................    (22,097)
                                                     ---------
        Net loss from discontinued operations .....  $ (82,152)
                                                     =========

        During the second quarter of 1999, the Company adjusted the estimated loss of discontinued operations by $7.7 million to reflect the actual results of the discontinued operations through May 3, 1999. The adjustment resulted in a reduction to the previously reported discontinued loss of $89.9 million. The amount presented above reflects this adjustment.

        The following supplemental summarized balance sheet data represents the accounts of VoiceStream as of May 3, 1999, and as reported, net, in the December 31, 1998, balance sheet (dollars in thousands):

                                                                         MAY 3,         DECEMBER 31,
                                                                          1999              1998
                                                                       ----------       ------------
        Current assets:

             Cash ..................................................   $   21,572        $    8,057
             Accounts receivable, net ..............................       36,600            24,766
             Inventory .............................................       19,418            20,182
             Other .................................................       12,612             6,393
                                                                       ----------        ----------
                    Total current assets ...........................       90,202            59,398
        Property and equipment, net ................................      657,232           619,280
        Licensing costs and other intangible assets, net ...........      311,328           312,040
        Other ......................................................      102,144            60,938
                                                                       ----------        ----------
        Total assets of discontinued operations ....................   $1,160,906        $1,051,656
                                                                       ==========        ==========

        Current liabilities:

             Accounts payable and accrued liabilities ..............   $   91,537        $   61,738
             Other .................................................       14,646            58,217
             Payable to Western Wireless ...........................       28,822
                                                                       ----------        ----------
                    Total current liabilities ......................      135,005           119,955
        Long-term debt .............................................      740,000           540,000
        Minority interest in net assets of VoiceStream Wireless ....       56,530            76,939
                                                                       ----------        ----------
        Total liabilities of discontinued operations ...............   $  931,535        $  736,894
                                                                       ==========        ==========

        During the first quarter, the Company recognized $18.5 million for costs of discontinuance. These costs included $16 million for acquiring the Company's bondholders consent of the Spin-off. The remaining costs were an estimate for other Spin-off related expenses, including, among other items, legal and advisory fees, costs for data processing and printing costs.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.      PROPERTY AND EQUIPMENT:


        Property and equipment consists of:
          (Dollars in thousands)                                    JUNE 30,          DECEMBER 31,
                                                                      1999                1998
                                                                  -----------         -----------
        Land, buildings, and improvements .....................   $     9,651         $    12,748
        Wireless communications systems .......................       399,653             373,971
        Furniture and equipment ...............................        63,499              53,919
                                                                  -----------         -----------
                                                                      472,803             440,638
        Less accumulated depreciation .........................      (251,514)           (208,776)
                                                                  -----------         -----------
                                                                      221,289             231,862
        Construction in progress ..............................        70,387              40,455
                                                                  -----------         -----------
                                                                  $   291,676         $   272,317
                                                                  ===========         ===========


        Depreciation expense was $23.0 million and $14.3 million for the three months ended June 30, 1999 and 1998, respectively, and $42.2 million and $28.8 million for the six months ended June 30, 1999 and 1998, respectively.

5.      LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

          (Dollars in thousands)                                    JUNE 30,          DECEMBER 31,
                                                                      1999                1998
                                                                  -----------         -----------
        License costs .........................................   $   672,726         $   564,157
        Other intangible assets ...............................        36,123              35,841
                                                                  -----------         -----------
                                                                      708,849             599,998
        Accumulated amortization ..............................       (89,781)            (81,209)
                                                                  -----------         -----------
                                                                  $   619,068         $   518,789
                                                                  ===========         ===========


        Amortization expense was $3.6 million and $3.2 million for the three months ended June 30, 1999 and 1998, respectively, and $6.9 million and $6.2 million for the six months ended June 30, 1999 and 1998, respectively.


6.      LONG-TERM DEBT:


          (Dollars in thousands)                                    JUNE 30,          DECEMBER 31,
                                                                      1999                1998
                                                                  -----------         -----------
         Credit Facility:
               Revolver .......................................   $   580,000         $   445,000
               Term Loan ......................................       200,000             200,000
         10-1/2% Senior Subordinated Notes Due 2006 ...........       200,000             200,000
         10-1/2% Senior Subordinated Notes Due 2007 ...........       200,000             200,000
                                                                  -----------         -----------
                                                                  $ 1,180,000         $ 1,045,000
                                                                  ===========         ===========

        The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan (the "Revolver") and a $200 million term loan (the "Term Loan").

        The aggregate amounts of principal maturities of the Company's debt are as follows (dollars in thousands):

        Six months ending December 31, 1999 .....  $        0
        Year ending December 31,
        2000 ....................................           0
        2001 ....................................      59,500
        2002 ....................................      89,000
        2003 ....................................     147,000
        Thereafter ..............................     884,500
                                                   ----------
                                                   $1,180,000
                                                   ==========

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.      ACCRUED LIABILITIES:

           (Dollars in thousands)                JUNE 30,     DECEMBER 31,
                                                   1999           1998
                                                 -------      ------------
        Accrued payroll and benefits .......     $10,154        $14,667
        Accrued interest expense ...........      12,138         13,091
        Accrued property taxes .............       5,856          4,951
        Accrued taxes (other than income) ..       6,798          3,870
        Accrued interconnect charges .......       5,695          6,358
        Other ..............................      15,771         27,781
                                                 -------        -------
                                                 $56,412        $70,718
                                                 =======        =======


8.      COMMITMENTS:

        Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of June 30, 1999, are summarized below (dollars in thousands):


        Six months ending December 31, 1999 .....  $ 5,657
        Year ending December 31,
        2000 ....................................   10,156
        2001 ....................................    8,775
        2002 ....................................    7,407
        2003 ....................................    4,860
        Thereafter ..............................    5,651
                                                   -------
                                                   $42,506
                                                   =======


        Aggregate rental expense for all operating leases was approximately $3.5 million and $3.1 million for the three months ended June 30, 1999 and 1998, respectively, and $6.8 million and $5.6 million for the six months ended June 30, 1999 and 1998, respectively.

        In order to ensure adequate supply and availability of certain wireless system equipment requirements and service needs, the Company has committed to purchase from various suppliers, wireless communications equipment and services. The aggregate amount of these commitments total approximately $100 million. The purchase requirements of these agreements were fulfilled during the second quarter of 1999.

        The Company has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

9.      SHAREHOLDERS' EQUITY:

        Stock issuances:

        During the six months ended June 30, 1999, the Company issued 611,707 shares of its Class A Common Stock as a result of employee stock options exercises.

        In January 1999, the Company issued an additional 105,000 Class A Common Stock shares to certain key executives pursuant to an Executive Restricted Stock Plan.

        Other transactions:

        During the second quarter, as a result of the Spin-off, the Company recognized compensation expense on all options outstanding as of May 3, 1999. On the spin date, the Company cancelled and reissued all outstanding stock options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.      SHAREHOLDERS' EQUITY (CONTINUED):

        This reissuance did not accelerate benefits to option holders. The Company believes this allows employees to continue to better participate in the success of the Company for which they work. As outlined in the provisions of EITF 90-9 the company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed of $63.4 million.

10.     ACQUISITIONS:

        In June 1999, the Company completed the purchase of the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Statistical Areas ("MSA") for an aggregate amount of approximately $96.0 million in cash. This transaction was accounted for using the purchase method.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

Statements contained or incorporated by reference herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the "Company") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; the Company's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments

        The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

        Western Wireless provides cellular communications services through the ownership and operation of cellular communications systems in 94 Rural Service Areas and Metropolitan Statistical Areas in the United States.

        The Company owns 96% of Western Wireless International Corporation ("WWI") which holds a 66.7% stake in Meteor Mobile Communications ("MMC"). MMC is the preferred applicant in the competition to acquire wireless licenses in Ireland and is currently incurring only capital and pre-operating costs, the results of which are included in the Company's consolidated financial statements. The Office of the Director of Telecommunications ("ODTR") has announced its intention to award MMC the licenses, subject to the favorable outcome of certain legal proceedings against the ODTR in the Irish High Court. The impact of MMC on the results of operations, balance sheet and cash flows is immaterial for the three and six months ended June 30, 1999. WWI also holds non-controlling interests in entities which own and operate wireless licenses in certain foreign countries including Georgia, Ghana, Iceland and Latvia. WWI also has interests in entities which have been awarded wireless licenses in Croatia and Haiti. International entities which WWI has non-controlling interests are accounted for using the equity method.

        The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity which provides wireless communication services through the ownership and operation of personal communication services ("PCS") licenses. On May 3, 1999, VoiceStream was formally separated from Western Wireless (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless. For additional information regarding the Spin-off, see the Company's information statement filed with the SEC on Form 14-C dated April 12, 1999.

        During the second quarter, as a result of the Spin-off, the Company recognized compensation expense on all options outstanding as of May 3, 1999. On the spin date, the Company cancelled and reissued all outstanding options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off. This reissuance did not accelerate any benefits to option holders. The Company believed this allowed employees to continue to better participate in the success of the Company for which they work. As outlined in the provisions of EITF 90-9 the company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed of $63.4 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

        The Company had 737,600 subscribers at June 30, 1999, representing an increase of 42,100 or 6.1% from March 31, 1999. The Company had 583,300 subscribers at June 30, 1998, representing an increase of 36,200 or 6.6% from March 31, 1998.


        The following table sets forth certain financial data as it relates to the Company's operations:

        (Dollars in thousands)                                THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------
                                                      1999            % CHANGE             1998
                                                    ---------         ---------          ---------
         Revenues:

               Subscriber revenues                  $  95,268              17.9%         $  80,757
               Roamer revenues                         34,431             160.6%            13,210
               Equipment sales and other
                  revenues                              6,852              54.4%             4,437
                                                    ---------                            ---------
                   Total revenues                   $ 136,551                            $  98,404

        Operating expenses:

               Cost of service                      $  15,448              12.7%         $  13,711
               Cost of equipment sales                  8,061               7.1%             7,525
               General and administrative              28,848              32.4%            21,786
               Sales and marketing                     22,446              15.4%            19,444
               Depreciation and amortization           26,604              52.1%            17,492
               Stock based compensation                66,496              N.M.
                                                    ---------                            ---------
                   Total operating expenses         $ 167,903                            $  79,958

        Other income (expense)                      $ (25,048)             (3.6%)        $ (25,993)

        Net loss from continuing operations         $ (55,653)           (637.4%)        $  (7,547)

        EBITDA                                      $  61,748              71.8%         $  35,938

        Cash flows provided by (used in):
               Operating activities                 $   6,676             (54.5%)        $  14,684
                                                    =========                            =========
               Investing activities                 $(102,665)           (441.0%)        $ (18,978)
                                                    =========                            =========
               Financing activities                 $  85,604              N.M.          $     165
                                                    =========                            =========

        REVENUES

        The increase in subscriber revenues is primarily due to the 26.5% growth in the number of ending subscribers at June 30, 1999, compared to June 30, 1998, offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $44.32 for the three months ended June 30, 1999, a 7.0% decline from $47.63 for the three months ended June 30, 1998, but up 3.3% from the first quarter. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

        The increase in roamer revenues is attributed to an increase in roaming traffic and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy, implemented in 1998, to become the roaming partner of choice for other carriers. While the Company expects total roamer minutes to continue increasing, the decline in the rates charged between carriers may limit the growth of roamer revenues.

        Equipment sales for the three months ended June 30, 1999, which consists primarily of handset sales, increased primarily due to the increase in the number of handsets sold due to the growth in subscriber additions. In addition, average phone and accessory revenue per item sold increased compared to the same quarter one year ago.

        OPERATING EXPENSES

        The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base. Cost of service as a percentage of service revenues decreased to 12.0% for the three months ended June 30, 1999 from 14.4 % for the three months ended June 30, 1998. The decrease as a percentage of service revenues is due mainly to service revenues growing at a faster rate than the fixed cost of service components.

        Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the three months ended June 30, 1999 compared to the same period in 1998.

        The Company's general and administrative costs are principally variable costs, that is costs that will vary with the level of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. The general and administrative monthly cost per average subscriber increased to $13.42 for the three months ended June 30, 1999, from $12.85 for the same period in 1998. The modest increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, the Company incurred pre-operating costs related to Ireland with no corresponding additions in subscribers as the Ireland market is not yet operational.

        The increase in sales and marketing costs is primarily due to the increase in subscribers added during the three months ended June 30, 1999, compared to the same period in 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, remained relatively flat at $678 for the three months ended June 30, 1999, compared to $656 for the three months ended June 30, 1998.

        The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's wireless systems.

        The stock based compensation results mainly from the cancellation and reissuance of employee stock options as a result of the Spin-off, as previously discussed. The Company anticipates future expenses related to this transaction to be approximately $20 million spread over the remainder of 1999, and continue through the year 2001.

        NET LOSS FROM CONTINUING OPERATIONS

        The net operating loss from continuing operations of $31.4 million for the three months ended June 30, 1999 is mainly attributable to the $66.5 million in stock based compensation expense as a result of the Spin-off. This compares to operating income from continued operations of $18.5 million for the same period in the prior year. The Company anticipates operating income from continued operations in future periods.

        OTHER INCOME (EXPENSE)

        Interest and financing expense decreased to $23.5 million for the three months ended June 30, 1999, compared to $24.3 million for the same period in 1998, due to a modest increase in the average long-term debt balance offset by a lower applicable borrowing rate for the current quarter compared to the comparative quarter. The increase in long-term debt for the current quarter was incurred primarily near the end of the second quarter of 1999 to fund the Company's acquisition of wireless properties. The weighted average interest rate was 8.35% for the three months ended June 30, 1999, as compared to 9.36% for the same period in 1998.

        EBITDA

        EBITDA represents operating income (loss) before depreciation, amortization and stock based compensation. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

        EBITDA for the Company increased to $61.7 million for the three months ended June 30, 1999, from

$35.9 million for the same period in 1998. The increase in EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        The Company had 737,600 subscribers at June 30, 1999, representing an increase of 77,200 or 11.7% from December 31, 1998. The Company had 583,300 subscribers at June 30, 1998, representing an increase of 63,300 or 12.2% from December 31, 1997.

        The following table sets forth certain financial data as it relates to the Company's operations:

        (Dollars in thousands)                                  SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------------------
                                                      1999             % CHANGE             1998
                                                    ---------         ----------          ---------
        Revenues:

               Subscriber revenues                  $ 182,202               16.2%         $ 156,860
               Roamer revenues                         57,681              143.4%            23,697
               Equipment sales and other
                  revenues                             12,531               47.8%             8,477
                                                    ---------                             ---------
                   Total revenues                   $ 252,414                             $ 189,034

        Operating expenses:

               Cost of service                      $  30,952               20.9%         $  25,598
               Cost of equipment sales                 15,824                5.7%            14,977
               General and administrative              55,552               32.1%            42,048
               Sales and marketing                     43,906               18.9%            36,935
               Depreciation and amortization           49,045               39.9%            35,042
               Stock based compensation                66,496               N.M.
                                                    ---------                             ---------
                   Total operating expenses         $ 261,775                             $ 154,600

        Other income (expense)                      $ (52,458)             (10.2%)        $ (47,583)

        Net loss from continuing operations         $ (60,880)            (363.0%)        $ (13,149)

        EBITDA                                      $ 106,180               52.8%         $  69,476


        Cash flows provided by (used in):

               Operating activities                 $  19,440              (46.9%)        $  36,619
                                                    =========                             =========
               Investing activities                 $(154,381)              N.M.          $  37,106
                                                    =========                             =========
               Financing activities                 $ 138,089               N.M.          $ (80,508)
                                                    =========                             =========

        REVENUES

        The increase in subscriber revenues is primarily due to the 26.4% growth in the number of ending subscribers at June 30, 1999, compared to June 30, 1998, offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $43.44 for the six months ended June 30, 1999, a 8.3% decline from $47.37 for the six months ended June 30, 1998. Over the past few years the cellular industry as a whole has also shown a decline in the average monthly cellular subscriber revenue per subscriber.

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

        Equipment sales for the six months ended June 30, 1999, which consists primarily of handset sales, increased primarily due to the increase in the number of handsets sold due to the growth in subscriber additions. In addition, average phone and accessory revenue per item sold increased compared to the same period one year ago.

        OPERATING EXPENSES

        The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base. Cost of service as a percentage of service revenues declined to 12.9% for the six months ended June 30, 1999 from 14.2% for the six months ended June 30, 1998. The decrease as a percentage of service revenues is due mainly to service revenues growing at a faster rate than the fixed cost of service components.

        Cost of equipment sales increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the six months ended June 30, 1999 compared to the same period in 1998.

        The Company's general and administrative costs are principally variable costs, that is costs that will vary with the level of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. The general and administrative monthly cost per average subscriber increased to $13.25 for the six months ended June 30, 1999, compared to $12.70 for the same period in 1998. The modest increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, the Company incurred pre-operating costs related to Ireland with no corresponding additions in subscribers as the Ireland market is not yet operational.

        The increase in sales and marketing costs is primarily due to the increase in subscribers added during the six months ended June 30, 1999, compared to the same period in 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $692 for the six months ended June 30, 1999, from $729 for the six months ended June 30, 1998. This decrease is attributable to the costs being spread over a larger number of net subscriber additions, which increased 6.2% during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

        The increase in depreciation and amortization expenses is attributable to the continued expansion of the Company's wireless systems.

        The stock based compensation results mainly from the cancellation and reissuance of employee stock options as a result of the Spin-off, as previously discussed. The Company anticipates future expenses related to this transaction to be approximately $20 million spread over the remainder of 1999, and continue through the year 2001.

        NET LOSS FROM CONTINUING OPERATIONS

        The net operating loss from continuing operations of $9.4 million for the six months ended June 30, 1999 is mainly attributable to the $66.5 million in stock based compensation expense as a result of the Spin-off. This compares to operating income from continued operations of $34.4 million for the same period in the prior year. In addition, the Company continues to see revenues increase combined with overall cost efficiencies gained from the growing subscriber base.

        OTHER INCOME (EXPENSE)

        Interest and financing expense, increased to $46.8 million for the six months ended June 30, 1999, compared to $44.3 million for the same period in 1998, due to the increase in average long-term debt. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and capital expenditures associated with the build out and enhancements of the cellular systems. The weighted average interest rate, was 8.16% for the six months ended June 30, 1999, as compared to 9.34% for the same period in 1998.

        EBITDA

        EBITDA represents operating income (loss) before depreciation, amortization and stock based compensation. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

        EBITDA for the Company increased to $106.2 million for the six months ended June 30, 1999, from $69.5 million for the same period in 1998. The increase in EBITDA is directly related to continued revenue increases combined with overall cost efficiencies gained from a growing subscriber base.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. As of June 30, 1999, $780 million was outstanding under the Credit Facility. The amount available for borrowing under the Credit Facility, which is limited by certain financial covenants and other restrictions, was $170 million. Indebtedness under the Credit Facility matures on March 31, 2006. The Credit Facility bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

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

        In June 1998, a wholly owned subsidiary of the Company, through a controlling interest in MMC, was notified by the Office of the Director of Telecommunications Regulation that it was the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The amount bid by MMC on this license was $16.2 million, including related fees. We anticipate the license to be granted and payment to be made prior to the end of the year.

        For the remainder of 1999, the Company expects to spend approximately $40 million for the continued expansion of its wireless infrastructure. The Company will utilize operating cash flow and the Credit Facility for purposes of funding its wireless system expansion.

        Net cash provided by operating activities was $19.4 million for the six months ended June 30, 1999. Adjustments to the $161.5 million net loss to reconcile to net cash provided by operating activities included $82.2 million loss from discontinued operations, $49.0 of depreciation and amortization, and $66.5 for stock based compensation. Net cash provided by operating activities was $36.6 million for the six months ended June 30, 1998.

        Net cash used in investing activities was $154.4 million for the six months ended June 30, 1999. Investing activities for such period consisted primarily of $124.3 million in acquisitions of wireless properties, primarily attributable to the purchase of the McAllen and Brownsville MSAs and Wyoming 4 and Oklahoma 1 RSAs. In addition, the Company purchased property and equipment in the amount of $59.7 million. Net cash provided by investing activities was $37.1 million for the six months ended June 30, 1998.

        Net cash provided by financing activities was $138.1 million for the six months ended June 30, 1999. Financing activities for such period consisted primarily of additions to long-term debt mainly to finance the acquisition of wireless properties. Net cash used in financing activities was $80.5 million for the six months ended June 30, 1998.

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

        YEAR 2000 ISSUES

        The Company, like most businesses, will be required to modify significant portions of its information technology ("IT") and non-IT systems so that they will function properly in the year 2000. Any of the Company's, or its vendors', IT and non-IT systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's IT and non-IT systems that are being addressed include: its wireless networks; system which interconnect its wireless networks with landline systems; systems which allow verification and billing of roaming traffic; internal communication and data processing systems; billing software an related elements; and systems of third party suppliers, including those of financial institutions, payroll/benefits processors and credit bureaus.

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

        The Company has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems,
(2) research, including obtaining information from third parties to determine whether they have accurately assessed the problem and taken corrective action,
(3) implementation of and testing remediation efforts and (4) development of contingency plans. The Company has completed the first two phases of its plan and is currently testing and remediating its critical systems and developing contingency plans to address the year 2000 issue. The Company expects to substantially complete the third and fourth phases by the end of the third quarter of 1999. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of the systems for the year 2000. The Company cannot assure that the remediation of its critical systems will be complete by the year 2000.

        The Company expects to incur incremental consolidated expenses of not more than $5 million through the end of 1999 to implement its plan for its consolidated critical systems. Approximately $1 million has been spent through June 30, 1999. The Company has redeployed internal resources to address the problem. Additionally, the Company will incur capitalized costs that represent ongoing investment in new systems and system upgrades, the timing of which is being accelerated to facilitate year 2000 compliance and which is not expected to have a material impact on the Company's financial position or results of operations. This estimate assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the year 2000 issue, actual costs may vary from this estimate.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of shareholders of Western Wireless Corporation was held on May 20, 1999.

        (b)     The following directors were elected to serve a one year term:
                John W. Stanton, John L. Bunce, Mitchell L. Cohen, Daniel J. Evans, Jonathan M. Nelson, and Terence M. O'Toole.

        (c)     The following matters were voted upon at the meeting:

                1.      For the election of directors:

                                            For                 Withheld
                                        -----------             -------
                John W. Stanton         363,265,507             244,749
                John L. Bunce           363,268,970             241,286
                Mitchell L. Cohen       363,268,903             241,353
                Daniel J. Evans         363,337,275             172,981
                Jonathan M. Nelson      363,269,224             241,032
                Terence M. O'Toole      363,198,610             311,646

                2. For the amendment of the 1994 Management Incentive Stock Option Plan to increase the number of shares issuable under the Plan to 7.6 million shares:

                For:                       354,617,014
                Against:                     3,631,188
                Abstain:                        26,493
                Broker non-votes:           5, 235,561

                3. Ratification of selection of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1999:

                For:             363,483,938
                Against:               6,969
                Abstain:              19,349

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit       Description
                -------       -----------
                10.85(1)      Agreement and Plan of Distribution between Western
                              Wireless Corporation and VoiceStream Wireless
                              Corporation dated April 9, 1999

                10.86(1)      Exchange Rights and Grant Agreement by and among
                              Western PCS BTA I Corporation, Western Wireless
                              Corporation, Cook Inlet Telecommunications, Inc.
                              and VoiceStream Wireless Corporation dated
                              December 17, 1998.

                10.87(1)      Exchange Rights and Grant Agreement by and among
                              Western PCS BTA I Corporation, Western Wireless
                              Corporation, SSPCS Corporation and VoiceStream
                              Wireless Corporation dated January 19, 1999.

                10.88(2) First Amendment to Shareholders Agreement by and among VoiceStream Wireless Corporation, Western
                              Wireless Corporation, Hutchison Telecommunications
                              Holdings (USA) Limited and Hutchison
                              Telecommunications PCS (USA) Limited dated May 3,
                              1999.

                27.1          Financial Data Schedule

          1. Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

          2. Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10/A (Commission File No. 000-25441) filed with the SEC on April 13, 1999.

        (b)     Reports on Form 8-K

                Form 8-K was filed on May 11, 1999, reporting Western Wireless Corporation's financial and operating results for the first quarter ended March 31, 1999.

                A Form 8-K was filed on July 26, 1999, reporting Western Wireless Corporation's financial and operating results for the second quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Western Wireless Corporation

By:  /s/ Theresa E. Gillespie           By:  /s/ Scott Soley
     ---------------------------             ---------------------------
     Theresa E. Gillespie                    Scott Soley
     Executive Vice President                Director of Accounting
                                             (Chief Accounting Officer)





                              Dated: August 5, 1999

                                  EXHIBIT INDEX

          Exhibit   Description
          -------   -----------
          10.85(1)  Agreement and Plan of Distribution between Western Wireless
                    Corporation and VoiceStream Wireless Corporation dated April
                    9, 1999

          10.86(1)  Exchange Rights and Grant Agreement by and among Western PCS
                    BTA I Corporation, Western Wireless Corporation, Cook Inlet
                    Telecommunications, Inc. and VoiceStream Wireless
                    Corporation dated December 17, 1998.

          10.87(1)  Exchange Rights and Grant Agreement by and among Western PCS
                    BTA I Corporation, Western Wireless Corporation, SSPCS
                    Corporation and VoiceStream Wireless Corporation dated
                    January 19, 1999.

          10.88(2)  First Amendment to Shareholders Agreement by and among
                    VoiceStream Wireless Corporation, Western Wireless
                    Corporation, Hutchison Telecommunications Holdings (USA)
                    Limited and Hutchison Telecommunications PCS (USA) Limited dated May 3, 1999.

          27.1      Financial Data Schedule

          --------------------

          1. Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

          2. Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10/A (Commission File No. 000-25441) filed with the SEC on April 13, 1999.