Form 10-Q
period 1999-09-30
WESTERN WIRELESS CORP
filed 1999-11-09
CIK 930738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
               --------------------------------------------------
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

                                 (425) 586-8700
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title                       Shares Outstanding as of October 30, 1999
          -----                       -----------------------------------------
Class A Common Stock, no par value                  69,772,595
Class B Common Stock, no par value                   7,290,501

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                                                                  Page
PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         as of September 30, 1999 and December 31, 1998...............................................................3

         Consolidated Statements of Operations and Comprehensive Income
         for the Three and Nine Months Ended September 30, 1999, and September 30, 1998...............................4

         Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1999, and September 30, 1998.........................................5

         Notes to Consolidated Financial Statements...................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................................................11


PART II -- OTHER INFORMATION.........................................................................................18

ITEM 1.  LEGAL PROCEEDINGS...........................................................................................18

ITEM 2.  CHANGES IN SECURITIES.......................................................................................18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................18

ITEM 5.  OTHER INFORMATION...........................................................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................................18

                          WESTERN WIRELESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     September 30,           December 31,
                                                                                         1999                   1998
                                                                                     (Unaudited)
                                                                                     -----------             -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                         $     8,864             $     2,192
   Accounts receivable, net of allowance for doubtful accounts of
          $9,795 and $7,629, respectively                                                 72,663                  45,327
   Inventory                                                                               8,882                   8,794
   Prepaid expenses and other current assets                                              15,989                   8,544
   Receivable from VoiceStream Wireless                                                    1,132
                                                                                     -----------             -----------
      Total current assets                                                               107,530                  64,857

Property and equipment, net of accumulated depreciation
   of $260,289 and $208,776, respectively                                                318,941                 272,317
Licensing costs and other intangible assets, net of accumulated
   amortization of $95,047 and $81,209, respectively                                     614,737                 518,789
Investments in and advances to unconsolidated affiliates                                  50,122                  37,663
Other assets                                                                                 104                  12,912
Net assets from discontinued operations                                                                          314,762
                                                                                     -----------             -----------
                                                                                     $ 1,091,434             $ 1,221,300
                                                                                     ===========             ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable                                                                  $    16,405             $     5,101
   Accrued liabilities                                                                    58,351                  70,718
   Construction accounts payable                                                           8,595                   6,582
                                                                                     -----------             -----------
      Total current liabilities                                                           83,351                  82,401
                                                                                     -----------             -----------
Long-term debt                                                                         1,195,000               1,045,000
                                                                                     -----------             -----------
Minority interest in consolidated subsidiaries                                             1,338                     639
                                                                                     -----------             -----------

Commitments and contingencies (Note 7)

Shareholders' equity (net capital deficiency):
   Preferred stock, no par value, 50,000,000 shares authorized;
      no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized;
      Class A, 57,242,850 and 38,710,893 shares issued and outstanding, respectively, and; Class B, 19,794,310 and 37,312,477 shares issued
      and outstanding, respectively                                                      685,841                 800,631
   Deferred compensation                                                                 (19,756)                 (1,211)
   Foreign currency translation                                                           (2,518)                 (2,328)
   Deficit                                                                              (851,822)               (703,832)
                                                                                     -----------             -----------
      Total shareholders' equity (net capital deficiency)                               (188,255)                 93,260
                                                                                     -----------             -----------
                                                                                     $ 1,091,434             $ 1,221,300
                                                                                     ===========             ===========

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three months ended                         Nine months ended
                                                                September 30,                             September 30,
                                                      ---------------------------------         ---------------------------------
                                                           1999                 1998                1999                 1998
                                                      ------------         ------------         ------------         ------------
Revenues:
     Subscriber revenues                              $    102,441         $     84,942         $    284,643         $    241,802
     Roamer revenues                                        46,461               20,972              104,142               44,669
     Equipment sales and other revenues                      8,142                5,450               20,673               13,927
                                                      ------------         ------------         ------------         ------------
          Total revenues                                   157,044              111,364              409,458              300,398
                                                      ------------         ------------         ------------         ------------

Operating expenses:
     Cost of service                                        17,765               14,415               48,717               40,013
     Cost of equipment sales                                10,030                9,247               25,854               24,224
     General and administrative                             30,341               22,313               85,893               64,361
     Sales and marketing                                    27,188               21,964               71,094               58,899
     Depreciation and amortization                          27,020               19,199               76,065               54,241
       Stock based compensation                              3,850                                    70,346
                                                      ------------         ------------         ------------         ------------
          Total operating expenses                         116,194               87,138              377,969              241,738
                                                      ------------         ------------         ------------         ------------

Operating income from continuing operations                 40,850               24,226               31,489               58,660
                                                      ------------         ------------         ------------         ------------

Other income (expense):
     Interest and financing expense, net                   (24,961)             (24,191)             (71,761)             (68,488)
     Equity in net loss of unconsolidated                   (3,857)                (579)             (11,542)              (5,184)
       affiliates
     Other, net                                              1,001                  103                3,028                1,422
                                                      ------------         ------------         ------------         ------------
          Total other income (expense)                     (27,817)             (24,667)             (80,275)             (72,250)
                                                      ------------         ------------         ------------         ------------

Minority interest in consolidated subsidiaries                 509                                     1,448
                                                      ------------                              ------------

Net income (loss) from continuing operations                13,542                 (441)             (47,338)             (13,590)
                                                      ------------         ------------         ------------         ------------
Net loss from discontinued operations                                           (49,232)             (82,152)            (153,273)
Cost of discontinuance                                                                               (18,500)
                                                                           ------------         ------------         ------------
              Total discontinued operations                                     (49,232)            (100,652)            (153,273)
                                                                           ------------         ------------         ------------

              Net income (loss)                       $     13,542         $    (49,673)        $   (147,990)        $   (166,863)
                                                      ============         ============         ============         ============
Basic earnings (loss) per share:
       Continuing operations                          $       0.18         $      (0.01)        $      (0.62)        $      (0.18)
       Discontinued operations                                                    (0.64)               (1.31)               (2.02)
                                                      ------------         ------------         ------------         ------------
Basic earnings (loss) per share                       $       0.18         $      (0.65)        $      (1.93)        $      (2.20)
                                                      ============         ============         ============         ============

Diluted earnings (loss) per share:
       Continuing operations                          $       0.17         $      (0.01)        $      (0.62)        $      (0.18)
       Discontinued operations                                                    (0.64)               (1.31)               (2.02)
                                                      ------------         ------------         ------------         ------------
Diluted earnings (loss) per share                     $       0.17         $      (0.65)        $      (1.93)        $      (2.20)
                                                      ============         ============         ============         ============

Weighted average shares outstanding:
       Basic                                            76,892,000           75,877,000           76,585,000           75,828,000
                                                      ============         ============         ============         ============
       Diluted                                          79,642,000           75,877,000           76,585,000           75,828,000
                                                      ============         ============         ============         ============
Comprehensive income (loss):
       Net income (loss)                              $     13,542                              $   (147,990)
       Other comprehensive income:
              Foreign currency translation                      (9)                                     (190)
                                                      ------------                              ------------
Total comprehensive income (loss)                     $     13,533                              $   (148,180)
                                                      ============                              ============

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                                1999                 1998
                                                                             ---------             ---------
Operating activities:
   Net loss                                                                  $(147,990)            $(166,863)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Net loss from discontinued operations                                     82,152               153,273
      Depreciation and amortization                                             76,065                54,241
      Employee equity compensation                                              70,331                 1,530
      Equity in net loss of unconsolidated affiliates                           11,542                 5,184
      Minority interest in net loss of consolidated subsidiary                  (1,448)
      Other, net                                                                 5,122                 2,720
      Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
           Accounts receivable, net                                            (25,575)                  174
           Inventory                                                               (51)                4,391
           Prepaid expenses and other current assets                            (7,445)               (2,123)
           Accounts payable                                                     11,304                 1,405
           Accrued liabilities                                                  (5,138)                7,697
                                                                             ---------             ---------
      Net cash provided by operating activities                                 68,869                61,629
                                                                             ---------             ---------
Investing activities:
   Purchase of property and equipment                                         (110,205)              (49,465)
   Additions to licensing costs and other intangible assets                     (2,508)               (8,490)
   Acquisition of wireless properties, net of cash acquired                   (124,318)              (35,346)
   Investments in and advances to unconsolidated affiliates                    (15,043)               (6,849)
   Repayment of advances to VoiceStream Wireless                                15,420                96,839
   Return of investment from VoiceStream Wireless                               20,000
   Other                                                                                                (943)
                                                                             ---------             ---------
      Net cash used in investing activities                                   (216,654)               (4,254)
                                                                             ---------             ---------
Financing activities:
   Proceeds from issuance of common stock, net                                   4,457                   805
   Additions to long-term debt                                                 160,000                60,000
   Repayment of debt                                                           (10,000)             (110,000)
   Net costs of private placement                                                                     (1,080)
                                                                             ---------             ---------
      Net cash provided by (used in) financing activities                      154,457               (50,275)
                                                                             ---------             ---------

Change in cash and cash equivalents                                              6,672                 7,100

Cash and cash equivalents, beginning of period                                   2,192                15,122
                                                                             ---------             ---------

Cash and cash equivalents, end of period                                     $   8,864             $  22,222
                                                                             =========             =========

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION:

     Western Wireless Corporation (the "Company") provides wireless communications services in the western United States principally through the ownership and operation of cellular systems in rural areas. As of September 30, 1999, the Company provides cellular services in 94 markets.

     A wholly owned subsidiary of the Company, WWC Holding Co., Inc., ("Holding Co.") owns 96% of Western Wireless International ("WWI") which holds non-controlling interests in entities which own and operate wireless licenses in certain foreign countries including Haiti, Georgia, Ghana, Croatia, Iceland, and Latvia. Additionally, WWI holds approximately 67% of Meteor Mobile Communications ("MMC"). Early in the fourth quarter of 1999, WWI was notified that it's $15.3 million bid for a wireless license in Bolivia was accepted by government regulators of that country.

     The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity which provides wireless communication services through the ownership and operation of personal communication service ("PCS") licenses. On May 3, 1999, VoiceStream formally separated from Western Wireless' other operations (the "Spin-off"). As of that date, Western Wireless distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from Western Wireless' other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of Western Wireless. The accompanying consolidated financial statements have been restated to report the discontinued operations of VoiceStream separately from the continuing operations of the Company.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Supplemental cash flow disclosures:

     Cash paid for interest was $69.1 million and $74.5 million for the nine months ended September 30, 1999 and 1998, respectively.

     Reclassifications:

     Certain amounts in prior year's financial statements have been reclassified to conform to the 1999 presentation.

     Recently issued accounting standards:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of the Company's March 31, 2001, quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

3.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of:

     (Dollars in thousands)                      SEPTEMBER 30,         DECEMBER 31,
                                                    1999                  1998
                                                  ---------             ---------
     Land, buildings, and improvements...         $  11,631             $  12,748
     Wireless communications systems ....           417,031               373,971
     Furniture and equipment ............            63,445                53,919
                                                  ---------             ---------
                                                    492,107               440,638
     Less accumulated depreciation ......          (260,289)             (208,776)
                                                  ---------             ---------
                                                    231,818               231,862
     Construction in progress ...........            87,123                40,455
                                                  ---------             ---------
                                                  $ 318,941             $ 272,317
                                                  =========             =========

     Depreciation expense was $22.7 million and $16.2 million for the three months ended September 30, 1999 and 1998, respectively, and $64.8 million and $45.1 million for the nine months ended September 30, 1999 and 1998, respectively.

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

     (Dollars in thousands)                      SEPTEMBER 30,         DECEMBER 31,
                                                    1999                 1998
                                                  ---------             ---------
     License costs ...................            $ 673,661             $ 564,157
     Other intangible assets..........               36,123                35,841
                                                  ---------             ---------
                                                    709,784               599,998
     Accumulated amortization.........              (95,047)              (81,209)
                                                  ---------             ---------
                                                  $ 614,737             $ 518,789
                                                  =========             =========


     Amortization expense was $4.4 million and $3.0 million for the three months ended September 30, 1999 and 1998, respectively, and $11.3 million and $9.2 million for the nine months ended September 30, 1999 and 1998, respectively.

5.   LONG-TERM DEBT:

     (Dollars in thousands)                                         SEPTEMBER 30,          DECEMBER 31,
                                                                        1999                  1998
                                                                     ---------              ---------
        Credit Facility:
              Revolver.............................................  $ 595,000               $  445,000
              Term Loan............................................    200,000                  200,000
        10-1/2% Senior Subordinated Notes Due 2006.................    200,000                  200,000
        10-1/2% Senior Subordinated Notes Due 2007.................    200,000                  200,000
                                                                    ----------               ----------
                                                                    $1,195,000               $1,045,000
                                                                    ==========               ==========


     The Company has a $950 million credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan (the "Revolver") and a $200 million term loan (the "Term Loan").

     Early in the fourth quarter of 1999, the Company received approval to establish a $250 million additional facility (the "Additional Facility"), as permitted under the Credit Facility. The Additional Facility is structured as a term loan to be completely drawn by May 5, 2000, and bears interest at Libor plus 2 1/2 percent. Other terms and conditions are similar to the existing Term Loan.

     The aggregate amounts of principal maturities of the Company's debt are as follows (dollars in thousands):

     Three months ending December 31, 1999..................$        0
     Year ending December 31,
     2000...................................................         0
     2001...................................................    61,000
     2002...................................................    91,250
     2003...................................................   150,750
     Thereafter.............................................   892,000
                                                            ----------
                                                            $1,195,000
                                                            ==========


6.   ACCRUED LIABILITIES:

     (Dollars in thousands)                                   SEPTEMBER 30,      DECEMBER 31,
                                                                  1999              1998
                                                              ------------       -----------
     Accrued payroll and benefits...........................     $11,268           $14,667
     Accrued interest expense ..............................      12,538            13,091
     Accrued property taxes.................................       5,753             4,951
     Accrued taxes (other than income)......................      10,355             3,870
     Accrued interconnect charges...........................       9,436             6,358
        Other...............................................       9,001            27,781
                                                                 -------           -------
                                                                 $58,351           $70,718
                                                                 =======           =======

                          WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES:

     Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of September 30, 1999, are summarized below (dollars in thousands):

      Three months ending December 31, 1999........................$ 3,043
      Year ending December 31,
      2000......................................................... 11,142
      2001.........................................................  9,563
      2002.........................................................  8,065
      2003.........................................................  5,434
      Thereafter...................................................  6,239
                                                                   -------
                                                                   $43,486
                                                                   =======


     Aggregate rental expense for all operating leases was approximately $3.7 million and $3.1 million for the three months ended September 30, 1999 and 1998, respectively, and $10.5 million and $8.7 million for the nine months ended September 30, 1999 and 1998, respectively.

     The Company has entered into purchase agreements to buy hardware, software, and consulting services in the aggregate of $18.5 million. As of September 30, 1999, no milestones of this commitment have been met and no payments have been made.

     The Company has various other purchase commitments for materials, supplies and other items incidental to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

     On October 3, 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked MMC number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR have appealed this ruling to the Irish Supreme Court. If the ruling is upheld on appeal, then it is most likely that: (1) the previous bids will be reviewed and re-ranked or (2) a new bidding process will be implemented. Management remains committed to the Irish market and believes that the attributes of its original bid that resulted in the initial number one ranking will continue to be recognized as the best plan. However, pending the outcome of the appeal, there is no assurance that the Company will retain its current ranking.

     During the period from which the Company's bid was ranked number one up through the date of the recent court decision, WWI continued to invest in MMC. However, since MMC may not be awarded the license, it is possible that the investment underlying MMC may not be realized. If MMC is not successful in its bid for this license, the estimated range of a potential loss to be recorded by WWI would range from $6 to $10 million.

8.   SHAREHOLDERS' EQUITY:

     Stock issuances:

     During the nine months ended September 30, 1999, the Company issued 908,790 shares of its Class A Common Stock as a result of employee stock options exercises.

     In January 1999, the Company issued an additional 105,000 Class A Common Stock shares to certain key executives pursuant to an Executive Restricted Stock Plan.

     Other transactions:

     During the second quarter, as a result of the Spin-off, the Company recognized compensation expense on all options outstanding as of May 3, 1999. On the date of the Spin-off, the Company cancelled and reissued all outstanding stock options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off.

     This reissuance did not accelerate benefits to option holders. The Company believes this allows employees to continue to better participate in the success of the Company for which they work. As outlined in the provisions of EITF 90-9 the company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed.

                         WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   EARNINGS PER COMMON SHARE:

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of earnings per share -- "basic" and "diluted." Basic earnings per share is computed by dividing income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

     Loss per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with a net loss, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

The components of basic and diluted earnings per share were as follows:

(Dollars in thousands, except per share data)

                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                                SEPTEMBER 30,
                                               -------------------------------------         -------------------------------------
                                                     1999                   1998                  1999                   1998
                                               --------------         --------------         --------------         --------------
      Numerator:
        Net income (loss) from                 $       13,542         $         (441)        $      (47,338)        $      (13,590)
          continuing operations
        Total discontinued operations                                        (49,232)              (100,652)              (153,273)
                                               --------------         --------------         --------------         --------------
        Net income (loss)                      $       13,542         $      (49,673)        $     (147,990)        $     (166,863)
                                               ==============         ==============         ==============         ==============
     Denominator:
       Weighted-average shares
            Basic                                  76,892,000             75,877,000             76,585,000             75,828,000
       Effect of dilutive securities:
            Dilutive options                        2,750,000
                                               --------------         --------------         --------------         --------------
       Weighted-average shares
            Diluted                                79,642,000             75,877,000             76,585,000             75,828,000
                                               ==============         ==============         ==============         ==============
     Basic earnings (loss) per share:
           Continuing operations               $         0.18         $        (0.01)        $        (0.62)        $        (0.18)
           Discontinued operations                                             (0.64)                 (1.31)                 (2.02)
                                               --------------         --------------         --------------         --------------
     Basic earnings (loss) per share           $         0.18         $        (0.65)        $        (1.93)        $        (2.20)
                                               ==============         ==============         ==============         ==============
     Diluted earnings (loss) per share:
           Continuing operations               $         0.17         $        (0.01)        $        (0.62)        $        (0.18)
           Discontinued operations                                             (0.64)                 (1.31)                 (2.02)
                                               --------------         --------------         --------------         --------------
     Diluted earnings (loss) per share         $         0.17         $        (0.65)        $        (1.93)        $        (2.20)
                                               ==============         ==============         ==============         ==============


10.  ACQUISITIONS:

     Early in the fourth quarter of 1999, the Company purchased the Texas 7 and Arkansas 11 Rural Service Areas ("RSA") for approximately $165 million in cash. This transaction will be accounted for using the purchase method.

     In the third quarter of 1999, the Company entered into an agreement to purchase the Utah 5 RSA for approximately $30 million in cash. This transaction is awaiting Federal Communications Commission ("FCC") approval and is expected to close during the fourth quarter of 1999.

     In June 1999, the Company completed the purchase of the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Statistical Areas ("MSA") for an aggregate amount of approximately $96.0 million in cash. This transaction was accounted for using the purchase method.

     During February 1999, the Company completed the purchase of the cellular license and operations of the Wyoming 4 and Oklahoma 1 RSA for $19 million in cash. Prior to the purchase of the Wyoming 4 RSA, the Company operated this market under an Interim Operating Authority ("IOA") from the FCC. This transaction was accounted for using the purchase method.

                         WESTERN WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  RELATED PARTY TRANSACTIONS:

     The financial statements include an allocation of certain centralized costs to VoiceStream and its affiliates, prior to and subsequent to the Spin-off. Such centralized items include the costs of shared senior management, customer care operations and certain back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the three months ended September 30, 1999 and 1998, the Company allocated to VoiceStream and its affiliates costs of $1.4 million and $4.4 million, respectively, and $8.6 million and $11 million for the nine months ended September 30, 1999 and 1998, respectively.

     After the Spin-off, the net operating loss ("NOL") carryforwards resulting from VoiceStream's cumulative tax losses were transferred to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream paid the Company $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of the Company. This was accounted for as a return of capital to the Company.

     The Company, its Holding Co., WWI, and Bradley Horwitz, the Vice President-International, have entered into an amendment of a subscription and put and call agreement with respect to shares of common stock of WWI whereby Mr. Horwitz's interest in WWI is decreased from 10% to 4.04% in consideration of the Company's investment in WWI of an additional $29 million in 1996 and 1997. Holding Co. continues to own the balance of the outstanding capital stock of WWI. Any funds provided by the Company to WWI on or subsequent to January 1, 1998, shall be considered revolving debt loaned by the Company to WWI at an interest rate of 10.5% per annum.

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

     A wholly owned subsidiary of the Company, WWC Holding Co., Inc., ("Holding Co.") owns 96% of Western Wireless International ("WWI") which holds non-controlling interests in entities which own and operate wireless licenses in certain foreign countries including Haiti, Georgia, Ghana, Croatia, Iceland, and Latvia. Additionally, WWI holds approximately 67% of Meteor Mobile Communications ("MMC"). Early in the fourth quarter of 1999, WWI was notified that it's $15.3 million bid for a wireless license in Bolivia was accepted by government regulators of that country.

     On October 3, 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked MMC number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR have appealed this ruling to the Irish Supreme Court. If the ruling is upheld on appeal, then it is most likely that: (1) the previous bids will be reviewed and re-ranked or (2) a new bidding process will be implemented. Management remains committed to the Irish market and believes that the attributes of its original bid that resulted in the initial number one ranking will continue to be recognized as the best plan. However, pending the outcome of the appeal, there is no assurance that the Company will retain its current ranking.

     During the period from which the Company's bid was ranked number one up through the date of the recent court decision, WWI continued to invest in MMC. However, since MMC may not be awarded the license, it is possible that the investment underlying MMC may not be realized. If MMC is not successful in its bid for this license, the estimated range of a potential loss to be recorded by WWI would range from $6 to $10 million.

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

     During the second quarter, as a result of the Spin-off, the Company recognized compensation expense on all options outstanding as of May 3, 1999. On the date of the Spin-off, the Company cancelled and reissued all outstanding options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off. This reissuance did not accelerate any benefits to option holders. The Company believes this allowed employees to continue to better participate in the success of the Company for which they work. As outlined in the provisions of EITF 90-9 the company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period has passed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         The Company had 774,000 subscribers at September 30, 1999, representing an increase of 36,400 or 4.9% from June 30, 1999. The Company had 620,300 subscribers at September 30, 1998, representing an increase of 37,000 or 6.3% from June 30, 1998.

     The following table sets forth certain financial data as it relates to the Company's operations:

     (Dollars in thousands)                                THREE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------------------------
                                                      1999              % CHANGE             1998
                                                   ---------            --------           ---------
     Revenues:
          Subscriber revenues                      $ 102,441               20.6%           $  84,942
          Roamer revenues                             46,461              121.5%              20,972
          Equipment sales and other
            revenues                                   8,142               49.4%               5,450
                                                   ----------                              ---------
              Total revenues                       $ 157,044                               $ 111,364

     Operating expenses:
          Cost of service                          $  17,765               23.2%           $  14,415
          Cost of equipment sales                     10,030                8.5%               9,247
          General and administrative                  30,341               36.0%              22,313
          Sales and marketing                         27,188               23.8%              21,964
          Depreciation and amortization               27,020               40.7%              19,199
          Stock based compensation                     3,850                N.M.
                                                   ----------                              ---------
              Total operating expenses             $ 116,194                               $  87,138

     Other income (expense)                        $ (27,817)             (12.8)%          $ (24,667)

     Net income (loss) from continuing
     operations                                    $  13,542                N.M.           $    (441)

     EBITDA                                        $  71,720               65.2%           $  43,425

     Cash flows provided by (used in):
          Operating activities                     $  49,429               97.6%           $  25,010
                                                   =========                               =========
          Investing activities                     $ (62,273)             (50.6)%          $ (41,360)
                                                   =========                               =========
          Financing activities                     $  16,368              (54.1)%          $  30,233
                                                   =========                               =========


     REVENUES

     The increase in subscriber revenues is primarily due to the 26% growth in the number of the Company's average subscribers for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998, offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $45.18 for the three months ended September 30, 1999, a 4.0% decline from $47.05 for the three months ended September 30, 1998, but is up slightly from the second quarter ended June 30, 1999. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will provide relative stability in the average monthly subscriber revenue per average subscriber in future periods.

     The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's network and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy, implemented in 1998, to become the roaming partner of choice for other carriers. While the Company expects total roamer minutes to continue increasing, the decline in the rates charged between carriers may limit the growth of roamer revenues.

     Equipment sales for the three months ended September 30, 1999, which consists primarily of handset sales, increased primarily due to the growth in subscriber additions. In addition, average phone and accessory revenue per item sold increased compared to the same quarter one year ago. The mix of high-end handsets with more features comprised a larger portion of overall handset revenue during the third quarter of 1999 compared to the third quarter of 1998.

     OPERATING EXPENSES

     The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base. Cost of service as a percentage of service revenues decreased to 11.9% for the three months ended September 30, 1999 from 13.6% for the three months ended September 30, 1998. The decrease as a percentage of service revenues is due mainly to service revenues growing at a faster rate than the fixed cost of service components. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. However, the cost of service as a percentage of service revenues is expected to continue declining as greater economies of scale are realized.

     Cost of equipment sales to the Company increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the three months ended September 30, 1999 compared to the same period in 1998. The Company expects that the cost for its handsets, will decrease at a slower rate or begin to level off in future periods.

     The Company's general and administrative costs are principally variable costs based on the average number of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. The general and administrative monthly cost per average subscriber increased to $13.38 for the three months ended September 30, 1999, from $12.36 for the same period in 1998. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, the Company incurred pre-operating costs related to Ireland with no corresponding additions in subscribers as the Ireland market is not yet operational. Management anticipates improved cost efficiencies to be realized on a per subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system during the next fiscal year.

     The increase in sales and marketing costs is primarily due to the increase in subscribers added during the three months ended September 30, 1999, compared to the same period in 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, remained relatively flat at $835 for the three months ended September 30, 1999, compared to $841 for the three months ended September 30, 1998.

     The increase in depreciation and amortization expenses is mainly attributable to the acquisition of additional wireless communication system assets. In addition the Company continues to expand and upgrade its wireless systems. Management anticipates depreciation and amortization to increase in future periods as a result of this expansion.

     The stock based compensation results mainly from the amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the Spin-off, as previously discussed. The Company anticipates future expenses related to this transaction to be approximately $17 million spread over the remainder of 1999, and continue through the year 2001.

     OTHER INCOME (EXPENSE)

     Interest and financing expense increased to $25.0 million for the three months ended September 30, 1999, compared to $24.2 million for the same period in 1998, due to a modest increase in the average long-term debt balance offset by a lower applicable borrowing rate for the current quarter compared to the comparative quarter last year. The weighted average interest rate was 8.41% for the three months ended September 30, 1999, as compared to 9.20% for the same period in 1998.

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS

     The change from a net loss during the three months ended September 30, 1998 to net income during the three month period ended September 30, 1999 is mainly attributable to increased service revenues combined with greater cost efficiencies due to the larger subscriber base. The Company had no tax liability for the current quarter due to net operating loss carryforwards ("NOLs") from prior years.

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

     EBITDA for the Company increased to $71.7 million for the three months ended September 30, 1999, from $43.4 million for the same period in 1998. The increase in EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The Company had 774,000 subscribers at September 30, 1999, representing an increase of 113,600 or 17.2% from December 31, 1998. The Company had 620,300 subscribers at September 30, 1998, representing an increase of 100,300 or 19.2% from December 31, 1997.

     The following table sets forth certain financial data as it relates to the Company's operations:

     (Dollars in thousands)                    NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------
                                               1999        % CHANGE         1998
                                            ---------      --------       --------
     Revenues:
          Subscriber revenues               $ 284,643         17.7%       $241,802
          Roamer revenues                     104,142        133.2%         44,669
          Equipment sales and other
            revenues                           20,673         48.4%         13,927
                                            ---------                     --------
              Total revenues                $ 409,458                     $300,398

     Operating expenses:
          Cost of service                   $  48,717         21.8%         40,013
          Cost of equipment sales              25,854          6.7%         24,224
          General and administrative           85,893         33.5%         64,361
          Sales and marketing                  71,094         20.7%         58,899
          Depreciation and amortization        76,065         40.2%         54,241
          Stock based compensation             70,346          N.M.
                                            ---------                     --------
              Total operating expenses      $ 377,969                     $241,738

     Other income (expense)                 $(80,275)        (11.1)%      $(72,250)

     Net loss from continuing operations    $(47,338)       (248.3)%      $(13,590)

     EBITDA                                 $ 177,900         57.6%       $112,901

     Cash flows provided by (used in):
          Operating activities              $  68,869         11.7%       $ 61,629
                                            =========                     ========

          Investing activities              $(216,654)         N.M.       $ (4,254)
                                            =========                     ========
          Financing activities              $ 154,457          N.M.       $(50,275)
                                            =========                     ========


     REVENUES

     The increase in subscriber revenues is primarily due to a 26% growth in the number of average subscribers for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, offset by a decrease in the average monthly subscriber revenue per average subscriber. Average monthly subscriber revenue per average subscriber was $44.10 for the nine months ended September 30, 1999, a 6.4% decline from $47.11 for the nine months ended September 30, 1998. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will provide relative stability in the average monthly subscriber revenue per average subscriber in future periods.

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

     Equipment sales for the nine months ended September 30, 1999, which consists primarily of handset sales, increased primarily due to the growth in subscriber additions. In addition, average phone and accessory revenue per item sold increased compared to the same period one year ago. The mix of high-end handsets with more features comprised a larger portion of overall handset sales during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     OPERATING EXPENSES

     The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support the larger subscriber base. Cost of service as a percentage of service revenues declined to 12.5% for the nine months ended September 30, 1999 from 14.0% for the nine months ended September 30, 1998. The decrease as a percentage of service revenues is due mainly to service revenues growing at a faster rate than the fixed cost of service components. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. However, the cost of service as a percentage of service revenues is expected to continue to decline as greater economies of scale are realized.

     Cost of equipment sales to the Company increased primarily due to the increase in handsets sold, offset by a decrease in the average cost of handsets, for the nine months ended September 30, 1999 compared to the same period in 1998. The Company expects that the cost for its handsets will decrease at a slower rate or level off in future periods.

     The Company's general and administrative costs are principally variable costs based on the average number of subscribers. The increase in total dollars is primarily attributable to the increase in costs associated with supporting a larger subscriber base. The general and administrative monthly cost per average subscriber increased to $13.31 for the nine months ended September 30, 1999, from $12.54 for the same period in 1998. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, the Company incurred pre-operating costs related to Ireland with no corresponding additions in subscribers as the Ireland market is not yet operational. Management anticipates improved cost efficiencies to be realized on a per subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system in the next fiscal year.

     The increase in sales and marketing costs is primarily due to the increase in subscribers added during the nine months ended September 30, 1999, compared to the same period in 1998. Sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $740 for the nine months ended September 30, 1999, from $767 for the nine months ended September 30, 1998. This decrease is attributable to the fixed costs being spread over a larger number of net subscriber additions, which increased 13.9% during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     The increase in depreciation and amortization expenses is mainly attributable to the acquisition of additional wireless communication system assets. In addition the Company continues to expand and upgrade its wireless systems. Management anticipates depreciation and amortization to increase in future periods as a result of this expansion.

     The stock based compensation results mainly from the cancellation and reissuance of employee stock options as a result of the Spin-off, as previously discussed. The Company anticipates future expenses related to this transaction to be approximately $17 million spread over the remainder of 1999, and continue through the year 2001.

     OTHER INCOME (EXPENSE)

     Interest and financing expense, increased to $71.8 million for the nine months ended September 30, 1999, compared to $68.5 million for the same period in 1998, due to the increase in average long-term debt. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and capital expenditures associated with the build out and enhancements of the cellular systems. The weighted average interest rate, was 8.14% for the nine months ended September 30, 1999, as compared to 8.77% for the same period in 1998.

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS

     The net loss from continuing operations of $47.3 million for the nine months ended September 30, 1999 is mainly attributable to the $70.4 million in stock based compensation expense. This compares to a net loss from continuing operations of $13.6 million for the same period in 1998.

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

     EBITDA for the Company increased to $177.9 million for the nine months ended September 30, 1999, from $112.9 million for the same period in 1998. The increase in EBITDA is directly related to continued revenue increases combined with overall cost efficiencies gained from a growing subscriber base.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and a $200 million term loan. As of September 30, 1999, $795 million was outstanding under the Credit Facility. The amount available for borrowing under the Credit Facility, which is limited by certain financial covenants and other restrictions, was $155 million. Indebtedness under the Credit Facility matures on March 31, 2006. The Credit Facility bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

     Early in the fourth quarter of 1999, the Company received approval to establish a $250 million additional facility (the "Additional Facility"), as permitted under the Credit Facility. The Additional Facility is structured as a term loan to be completely drawn by May 5, 2000, and bears interest at Libor plus 2 1/2 percent. Other terms and conditions are similar to the existing Term Loan.

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

     In the fourth quarter of 1999, the Company expects to spend approximately $35 million for the continued expansion of its wireless infrastructure and approximately $195 million for the purchase of cellular licenses and operations of the Texas 7, Arkansas 11 and Utah 5 RSAs. The Company will utilize operating cash flow, the Credit Facility and the Additional Facility for purposes of funding its wireless system expansion. The Company also expects to increase capital spending during the coming year which will allow for anticipated minutes of use growth from its own subscriber base as well as from other carriers' customers roaming on its wireless network.

     Net cash provided by operating activities was $68.9 million for the nine months ended September 30, 1999. Adjustments to the $147.9 million net loss to reconcile to net cash provided by operating activities included $82.2 million loss from discontinued operations, $76.1 of depreciation and amortization, and $70.3 for stock based compensation. Net cash provided by operating activities was $61.6 million for the nine months ended September 30, 1998.

     Net cash used in investing activities was $216.7 million for the nine months ended September 30, 1999. Investing activities for such period consisted primarily of $124.3 million in acquisitions of wireless properties, primarily attributable to the purchase of the McAllen and Brownsville MSAs and Wyoming 4 and Oklahoma 1 RSAs. In addition, the Company purchased property and equipment in the amount of $110.2 million. Net cash used in investing activities was $4.3 million for the nine months ended September 30, 1998.

     Net cash provided by financing activities was $154.5 million for the nine months ended September 30, 1999. Financing activities for such period consisted primarily of additions to long-term debt mainly to finance the acquisition of wireless properties. Net cash used in financing activities was $50.3 million for the nine months ended September 30, 1998.

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

     The Company has adopted a remediation plan to become year 2000 compliant. This plan consists of four key phases: (1) inventory of all systems, (2) research, including obtaining information from third parties to determine whether they have accurately assessed the problem and taken corrective action,
(3) implementation of and testing remediation efforts, and (4) development of contingency plans. The Company has completed the first two phases of its plan and has substantially completed the testing, remediation and contingency plans to address the year 2000 issue. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide wireless services, to collect revenues, to meet safety standards, or to comply with legal requirements. The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of the systems for the year 2000. The incremental costs for the year 2000 remediation efforts have been, and will be, insignificant.

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

PART II -- OTHER INFORMATION


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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit      Description
          -------      -----------
          10.89        Asset Purchase Agreement by and between KO
                       Communications, Inc., WWC Texas RSA Limited Partnership,
                       and Western Wireless Corporation dated August 25, 1999

          10.90        Asset Purchase Agreement by and between NetWireless, LLC,
                       GCC License LLC, and Western Wireless Corporation dated
                       August 25, 1999

          10.91        License and Services Agreement between Western Wireless
                       Corporation and AMDOCS (UK) Limited dated August 23, 1999

          10.92 Employment Agreement by and between H. Stephen Burdette and Western Wireless Corporation, dated July 12, 1999

          27.1         Financial Data Schedule


     (b)  Reports on Form 8-K

          A Form 8-K was filed on July 26, 1999, reporting Western Wireless Corporation's financial and operating results for the second quarter ended June 30, 1999.

          A Form 8-K was filed on September 3, 1999, reporting that Western Wireless Corporation had executed definitive agreements with K.O. Communications, Inc., NetWireless L.L.C, and American Rural Cellular, Inc. whereby Western Wireless Corporation will aquire Rural Service Area (RSA) licenses and related assets for Texas 7, Arkansas 11 and Utah 5.

          A Form 8-K was filed on October 27, 1999, reporting Western Wireless Corporation's financial and operating results for the third quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation


By /s/ Theresa E. Gillespie             By /s/ Scott Soley
   --------------------------              --------------------
       Theresa E. Gillespie                    Scott Soley
       Executive Vice President                Director of Accounting
                                               (Chief Accounting Officer)


                             Dated: November 9, 1999

                                 EXHIBIT INDEX

Exhibit      Description
-------      -----------
10.89        Asset Purchase Agreement by and between KO Communications, Inc.,
             WWC Texas RSA Limited Partnership, and Western Wireless Corporation
             dated August 25, 1999

10.90        Asset Purchase Agreement by and between NetWireless, LLC, GCC
             License LLC, and Western Wireless Corporation dated August 25, 1999

10.91 License and Services Agreement between Western Wireless Corporation and AMDOCS (UK) Limited dated August 23, 1999

10.92        Employment Agreement by and between H. Stephen Burdette and Western
             Wireless Corporation, dated July 12, 1999

27.1         Financial Data Schedule