Form 10-K
period 1999-12-31
WESTERN WIRELESS CORP
filed 2000-03-20
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    ----------

                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                WASHINGTON                               91-1638901
------------------------------------------   ----------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

          3650 131ST AVENUE S.E.
           BELLEVUE, WASHINGTON                             98006
------------------------------------------   ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last sale of such stock as of the close of trading on March 10, 2000 was $3,676,248,620.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title                      Shares Outstanding as of March 10, 2000
--------------------------------------------------------------------------------
   Class A Common Stock, no par value               70,713,300
   Class B Common Stock, no par value                7,086,564


                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: Proxy Statement for its 2000 annual shareholders meeting to be filed with the United States Securities and Exchange Commission - Part III.

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                Table of Contents

                                     PART I
Item 1. BUSINESS...............................................................................3

Item 2. PROPERTIES............................................................................13

Item 3. LEGAL PROCEEDINGS.....................................................................13

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................13

Executive Officers of the Registrant..........................................................14

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................16

Item 6. SELECTED FINANCIAL DATA...............................................................17

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS....................................................................................18

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................23

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................24

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE....................................................................................24

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................25

Item 11. EXECUTIVE COMPENSATION...............................................................25

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................25

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................25

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K....................26

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


                                     PART I

ITEM 1. BUSINESS

THE BUSINESS OF WESTERN WIRELESS

        GENERAL

        Western Wireless Corporation (the "Company") provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The cellular operations are primarily in rural areas due to the Company's belief that there are certain strategic advantages to operating the technology in these areas. As of December 31, 1999, the Company provides cellular services in 19 western states under the Cellular One(R) ("Cellular One") brand name, serving over 834,000 subscribers. To support its growing subscriber base, the Company operates and maintains extensive centralized management and back office functions in the state of Washington. In addition, the Company operates two call centers in the states of Washington and Kansas and a third bilingual call center in the state of Texas. Further, Western Wireless International Corporation ("WWI"), a subsidiary of the Company, is a leading provider of wireless communications services worldwide. Since 1996, WWI has built and launched wireless networks in six countries, and is currently constructing nationwide cellular networks in three additional regions. At the end of 1999, these systems served 320,000 customers. See "The Business of Western Wireless International," for more information.

        OPERATION OF CELLULAR COMMUNICATIONS SYSTEMS

        Cellular frequencies licensed by the Federal Communication Commission ("FCC") for transmitting two-way voice and data signals are generated at 824 to 899 MHz and can be either analog or digital. Cellular communications systems service areas are divided into multiple cells. Due to the frequencies in which they operate, a single cell in an analog system generally transmits over a wider radius than a comparable digital cell. In both analog and digital systems, each cell contains a transmitter, a receiver and signaling equipment (the "Cell Site"). The Cell Site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the wireless communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber's handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Cellular communications providers establish interconnection agreements with local exchange carriers and inter-exchange carriers, thereby integrating their systems with the existing landline communications systems.

        The switching office and the Cell Site monitor the signal strength of calls in progress, because the signal strength of a transmission between a handset and a Cell Site declines as the handset moves away from the Cell Site. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another Cell Site where the signal strength is stronger. If a handset leaves the service area of an analog or digital system, the call is disconnected unless there is a technical connection with the adjacent system.

        STRATEGY

        The Company's principal focus is on the operation of wireless communication systems in rural markets in the United States. The Company believes that its 800 MHz licenses, combined with the use of analog technology, currently give it a strategic advantage in its rural markets. The Company considers its rural markets to be less susceptible to competition and have a greater capacity for future growth than most metropolitan markets. The Company has begun testing digital technology in some of its more densely populated Metropolitan Statistical Areas ("MSA") and believes a long-term strategy that mixes the digital and analog technologies will allow it to optimally service its own growth as well as the growth in roaming minutes of use.

        The Company's operating strategy is to position itself as the premier rural communications provider in the United States. This strategy requires that it: (i) maintain and operate high quality systems with extensive coverage; (ii) expand operations through increased subscriber growth and usage; (iii) increase the number of telecommunication services available to its customers, such as data and long-distance; (iv) create an environment that encourages other carriers' customers to roam on its network; (v) utilize centralized management, back office functions and its own sales force to improve operating efficiencies and generate greater economies of scale; and (vi) acquire additional domestic and international wireless licenses in areas adjacent to or in proximity to its other markets.

        The Company is implementing its strategy by: (i) continually upgrading and maintaining its present systems to allow for more functionality and quality performance; (ii) offering a targeted range of products and services at competitive prices to complement today's business and personal lifestyles; (iii) providing a superior level of customer service; (iv) continuing to grow its footprint; and (v) continuing to invest in international operations through its subsidiary WWI.

        The Company has also been a strong proponent of wireless companies gaining Eligible Telecommunications Carrier ("ETC") status, thereby allowing the Company access to Universal Service Fund ("USF") payments. ETC designation would support the Company's strategy to provide fixed Wireless Residential Service ("WRS"), via a wireless device as a principle residential phone, while obtaining supplemental revenues to offset the cost of serving WRS customers.

        ROAMING

        Cellular communications providers normally agree to provide service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas in a practice called "roaming." Agreements among system operators provide that the carrier that normally provides services to the roaming subscriber pays the serving carrier at rates prescribed by the serving carrier. Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may be used wherever a subscriber is located, as long as a cellular system is operational in the area and necessary roaming arrangements exist. Although analog and digital systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. Dual mode handsets, however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

        The Company has long-term roaming agreements with the majority of wireless carriers in North America, including AT&T Corporation ("AT&T Wireless"), VoiceStream Wireless Corporation ("VoiceStream"), Sprint PCS L.P. ("Sprint PCS"), Vodafone AirTouch PLC. ("AirTouch"), SBC Communications, Inc. ("SBC Wireless") and U.S. West, Inc. ("U.S. West"). These arrangements allow their customers to roam on the Company's network. Similarly, these agreements provide attractive rates to the Company for its customers who roam in areas outside the Company's wireless network. The Company has deployed digital voice channels in most of its markets, which allows certain carriers' digital roaming traffic to best utilize the Company's network. During 1999, approximately 67% or $101.4 million of the Company's roamer revenues are attributable to a single carrier, AT&T Wireless. AT&T Wireless was not a significant customer of the Company prior to 1999. The Company's current agreement with AT&T Wireless is in effect until May 2001 and has a small scheduled rate reduction in May 2000.

        MARKETS AND SYSTEMS

        The Company operates cellular systems in 18 MSAs and 83 Rural Service Areas ("RSA"), and generally owns 100% of each of its cellular licenses that cover a total of approximately nine million people. The Company's experience is that several inherent attributes of RSAs and small MSAs make such markets attractive. See "Licensing of Cellular Systems." Such attributes include high subscriber growth rates, population bases of customers with substantial needs for wireless communications, the ability to cover larger geographic areas with fewer Cell Sites than is possible in urban areas, less intense competitive environments and less vulnerability to personal communication services ("PCS") and other competition.

        Population data in the following table is estimated for 2000 based upon 1998 and 1999 actual data provided by Claritas, Inc. ("Claritas"), and is adjusted by the Company by applying Claritas' growth factors.

                            CELLULAR
                        LICENSE AREA (1)          POPULATION
                     ---------------------        ----------
                     Arizona
                     Mohave (AZ-1) (5)                4,000
                                                  ---------
                       Arizona Total                  4,000
                                                  ---------
                     Arkansas
                     Hempstead (AR-11)               66,000
                                                  ---------
                       Arkansas Total                66,000
                                                  ---------
                     California
                     Mono (CA-6)                     28,000
                                                  ---------
                       California Total              28,000
                                                  ---------
                     Colorado
                     Pueblo                         139,000
                     Park (CO-4)                     86,000
                     Elbert (CO-5)                   37,000
                     Saguache (CO-7)                 51,000
                     Kiowa (CO-8)                    46,000
                     Costilla (CO-9)                 30,000
                                                  ---------
                       Colorado Total               389,000
                                                  ---------
                     Idaho
                     Idaho (ID-2) (2)                78,000
                                                  ---------
                       Idaho Total                   78,000
                                                  ---------
                     Iowa
                     Sioux City                     119,000
                     Monona (IA-8)                   55,000
                                                  ---------
                       Iowa Total                   174,000
                                                  ---------
                     Kansas
                     Jewell (KS-3)                   51,000
                     Marshall (KS-4)                127,000
                     Ellsworth (KS-8)               131,000
                     Morris (KS-9)                   57,000
                     Franklin (KS-10)               113,000
                     Reno (KS-14)                   179,000
                                                  ---------
                       Kansas Total                 658,000
                                                  ---------
                     Minnesota
                     Kittson (MN-1)                  49,000
                     Lake of the Woods               25,000
                     (MN-2-A1)
                     Chippewa (MN-7)                170,000
                     Lac qui Parle  (MN-8)           65,000
                     Pipestone (MN-9)               130,000
                                                  ---------
                       Minnesota Total              439,000
                                                  ---------
                     Missouri
                     Bates (MO-9)                    79,000
                                                  ---------
                       Missouri Total                79,000
                                                  ---------
                     Montana
                     Billings (6)                   127,000
                     Great Falls                     77,000
                     Lincoln (MT-1)                 154,000
                     Toole (MT-2)                    36,000
                     Phillips (MT-3)                 14,000
                     Daniels (MT-4)                  39,000
                     Mineral (MT-5)                 196,000
                     Deer Lodge (MT-6)               66,000
                     Fergus (MT-7)                   30,000
                     Beaverhead (MT-8) (3)           98,000
                     Carbon (MT-9)                   33,000
                     Prairie (MT-10)                 19,000
                                                  ---------
                        Montana Total               889,000
                                                  ---------
                     Nebraska
                     Lincoln                        239,000
                     Cherry (NE-2)                   30,000
                     Knox (NE-3)                    114,000
                     Grant (NE-4)                    34,000
                     Boone (NE-5)                   149,000
                     Keith (NE-6)                   109,000
                     Hall (NE-7)                     93,000
                     Chase (NE-8)                    57,000
                     Adams (NE-9)                    80,000
                     Cass (NE-10)                    88,000
                                                  ---------
                       Nebraska Total               993,000
                                                  ---------
                      Nevada
                      Humbolt (NV-1)                 51,000
                      Lander (NV-2)                  58,000
                      Mineral (NV-4)                 38,000
                      White Pine (NV-5)              14,000
                                                  ---------
                        Nevada Total                161,000
                                                  ---------
                      New Mexico
                      Colfax (NM-2)                  15,000
                      Lincoln (NM-6) (4)            240,000
                                                  ---------
                        New Mexico Total            255,000
                                                  ---------
                      North Dakota
                      Bismarck                       93,000
                      Fargo                         172,000
                      Grand Forks                    96,000
                      Divide (ND-1)                  99,000
                      Bottineau (ND-2)               58,000
                      McKenzie (ND-4)                63,000
                      Kidder (ND-5)                  46,000
                                                  ---------
                        North Dakota Total          627,000
                                                  ---------
                      Oklahoma
                      Cimarron (OK-1)                29,000
                      Beckham (OK-7)                131,000
                      Jackson (OK-8)                 93,000
                                                  ---------
                        Oklahoma Total              253,000
                                                  ---------
                      South Dakota
                      Rapid City                    109,000
                      Sioux Falls (6)               147,000
                      Harding (SD-1)                 36,000
                      Corson (SD-2)                  22,000
                      McPherson (SD-3)               51,000
                      Marshall (SD-4)                68,000
                      Custer (SD-5)                  26,000
                      Haakon (SD-6)                  39,000
                      Sully (SD-7)                   65,000
                      Kingsbury (SD-8)               70,000
                      Hanson (SD-9)                 107,000
                                                  ---------
                        South Dakota Total          740,000
                                                  ---------
                      Texas
                      Abilene                       154,000
                      Brownsville                   335,000
                      McAllen                       544,000
                      Lubbock                       225,000
                      Midland (6)                   124,000
                      Odessa (6)                    129,000
                      San Angelo                    103,000
                      Dallam (TX-1)                  55,000
                      Hansford (TX-2)                91,000
                      Parmer (TX-3)                 140,000
                      Briscoe (TX-4)                 41,000
                      Hardeman (TX-5)                75,000
                      Fannin (TX-7)                 384,000
                      Gaines (TX-8)                 136,000
                      Hudspeth (TX-12)               27,000
                      Reeves (TX-13)                 31,000
                      Loving (TX-14)                 46,000
                                                  ---------
                        Texas Total               2,640,000
                                                  ---------
                      Utah
                      Juab (UT-3)                    63,000

                            CELLULAR
                        LICENSE AREA (1)          POPULATION
                     ---------------------        ----------
                      Beaver (UT-4)                 125,000
                      Carbon (UT-5)                  84,000
                      Piute (UT-6)                   29,000
                                                  ---------
                        Utah Total                  301,000
                                                  ---------
                      Wyoming
                      Casper                         63,000
                      Sheridan (WY-2)                78,000
                      Niobrara (WY-4)               131,000
                      Converse (WY-5)                13,000
                                                  ---------
                         Wyoming Total              285,000
                                                  ---------
                         Total                    9,059,000
                                                  ---------

(1) Excludes one market containing a population of 90,000 in which the Company operates under an Interim Operating Authority.

(2) The population for Idaho 2 includes 5,000 persons in the Idaho 3 RSA because the Company has construction permits to build Cell Sites in portions of Idaho 3 under its Idaho 2 license.

(3) The population for Montana 8 includes 1,000 persons in the Wyoming 1 RSA because the Company is a licensed A-2 carrier, servicing a portion of the Wyoming 1 RSA. An A-2 license is issued by the FCC and covers the area where the original A-1 carrier has not provided wireless services to the covered population.

(4) The population for New Mexico 6 includes 100 persons in the New Mexico 3 RSA because the Company is a licensed A-2 carrier, servicing a portion of the New Mexico 3 RSA.

(5) The Company is a licensed A-2 carrier, servicing a portion of the Arizona 1 RSA.

(6) These markets have minority ownership interests, the amount of which is less than one half of one percent of the Company's total licensed population.

        In addition to the license areas listed in the above table, the Company has announced the intention to purchase the Wyoming 1 and Arizona 6 RSAs from two other cellular providers. These RSAs include a population of approximately 52,000 for Wyoming 1 and 192,000 for Arizona 6 and are expected to close in the second quarter of 2000.

        PRODUCTS AND SERVICES

        The Company offers its subscribers high quality communications service, as well as several custom calling services, such as call forwarding, call waiting, conference calling, voice message storage and retrieval, data services and no-answer transfer. In addition, all subscribers can access local government emergency services from their cellular handsets (at no charge) by dialing 911. The Company will continue to evaluate new products and services that may be complementary to its wireless operations. The Company has designed several pricing options to meet the varied needs of its customer base. Most options consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges per minute of additional use. In addition, in most cases, the Company separately charges for its custom calling features.

        The Company provides extended regional and national service to its subscribers, through its membership in North American Cellular Network ("NACN") and other regional networking arrangements, thereby allowing subscribers to make and receive calls while in other cellular service areas without dialing special access codes or requiring special payment arrangements. NACN is the largest wireless telephone network system in the world, linking wireless communications providers throughout the United States, Canada, Puerto Rico and the Virgin Islands. The Company also has special roaming arrangements with certain cellular communications providers in areas adjacent to the Company's markets that provide the Company's customers better value when roaming in these surrounding areas.

        MARKETING, SALES AND CUSTOMER SERVICE

        The Company's sales and marketing strategy is to generate continued net subscriber growth and increased subscriber revenues. In addition, the Company targets a customer base that it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

        Marketing - The Company markets its products and services in all markets under the name Cellular One. Cellular One, the first national brand name in the cellular industry, is currently utilized by a national coalition of cellular licensees that serve nearly 1,300 cities and towns with a combined estimated population of over 115 million. The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a lesser cost than what could be achieved by the Company alone. In June 1999, the Company became a 50% partner in the Cellular One Group, along with existing Cellular One Group partner, Southwestern Bell, to own, manage and promote the Cellular One brand nationwide.

        Sales - The Company sells its products and services through a combination of direct and indirect channels. The Company operates 217 stores and kiosks under the Cellular One brand name and utilizes a direct sales force of over 800 persons based out of these offices, who are trained to educate new customers on the features of its products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels.

        The Company believes that its local sales offices provide the physical presence in local markets necessary to position Cellular One as a quality local service provider, and give the Company greater control over both its costs and the sales process. The Company also utilizes indirect sales through an extensive network of national and local merchants and specialty retailers. The Company intends to continue to use a combination of direct and indirect sales channels, with the mix depending on the demographics of each particular market.

        In addition, the Company acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        Customer Service - Customer service is a significant element of the Company's operating philosophy. The Company is committed to attracting and retaining subscribers by providing consistently superior customer service. The Company opened a new state of the art call center in Manhattan, Kansas in November 1999 and combined with the facility in Issaquah, Washington, the Company maintains a highly sophisticated monitoring and control system, a staff of customer service personnel and a well-trained technical staff to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year. The Company also operates a call center in the Rio Grande Valley, Texas to support its growing bilingual subscriber base.

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

        SUPPLIERS AND EQUIPMENT VENDORS

        The Company does not manufacture any of the handsets or Cell Site equipment used in its operations. The high degree of compatibility among different manufacturers' models of handsets and Cell Site equipment allows the Company to design, supply and operate its systems without being dependent upon any single source of such equipment. The handsets and Cell Site equipment used in the operations are available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future. The Company currently purchases handsets primarily from Audiovox, Inc., Motorola, Inc., NEC Inc. and Nokia Telecommunications, Inc. ("Nokia") and its Cell Site and switching equipment primarily from Lucent Technologies, Inc. and Nortel Networks, Inc.

        COMPETITION

        Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two existing cellular licensees. Also, Specialized Mobile Radio ("SMR") dispatch system operators have constructed digital mobile communications systems on existing SMR frequencies, referred to as Enhanced Specialized Mobile Radio ("ESMR"), in many cities throughout the United States, including some of the markets in which the Company operates.

        Each of the Company's cellular markets face one cellular competitor including: AirTouch, Alltel, and Southwestern Bell. Industry consolidation in 1999 resulted in the acquisition of three of the Company's primary competitors, Aliant, Kansas Cellular and CommNet Cellular Inc., thereby increasing the presence of regional and national wireless operators within the Company's footprint. Additionally, the Company has PCS and ESMR competitors in some of its largest markets. The Company also competes with paging, dispatch and conventional mobile telephone companies, resellers and landline telephone service providers in its cellular markets. Increasingly, cellular service is becoming a viable alternative to landline voice services for certain customer segments, putting cellular licensees in direct competition with traditional landline telephone service providers. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging services that feature voice messaging and data display as well as tone only service may be adequate for potential subscribers who do not need to speak to the caller.

        The FCC requires all cellular licensees to provide service to "resellers." A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with the Company.

        In the future, the Company expects to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications systems. In addition, the Company may face competition from the FCC's recent decision to auction 700 MHz licenses in 2000 (see "Telecommunications Act of 1996 and Other Recent Industry Developments"). While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        INTELLECTUAL PROPERTY

        Cellular One is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership comprised equally of the Company and Cellular One Marketing, Inc., a subsidiary of Southwestern Bell. The Company uses the Cellular One service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers, and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. The licensing agreements that the Company has entered into are for original five-year terms expiring on various dates. Assuming compliance by the Company with the provisions of the agreements, each of these agreements may be renewed at the Company's option for three additional five-year terms.

        The Company holds federal trademark registration of the mark "Western Wireless" and has registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

        GOVERNMENTAL REGULATION

        The FCC regulates the licensing, construction, operation, acquisition and sale of cellular systems in the United States pursuant to the Communications Act of 1934 (the "Communications Act"), as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

        LICENSING OF CELLULAR SYSTEMS

        A cellular communications system operates under a protected geographic service area license granted by the FCC for a particular market on one of two frequency blocks allocated for cellular service. One license for each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market and is called the wireline or "B" band license and the other license is called the non-wireline or "A" band license. Following notice of completion of construction, a cellular operator obtains initial operating authority. Cellular authorizations are issued for a 10-year license term beginning on the date of the initial notification to the FCC of the initial completion of construction by a cellular carrier. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the Cellular Geographic Service Area ("CGSA"). A cellular licensee has the exclusive right to build-out its cellular system and serve the entire area that falls within its MSA or RSA for a period of five years following grant of the licensee's construction permit. At the end of the five-year period, however, the licensee's exclusive CGSA rights become limited to the area actually served by the licensee as of that time, as determined pursuant to a formula adopted by the FCC and set forth in a System Information Update ("SIU") filing to the FCC. At the end of the five-year period, any entity may apply to serve portions of the MSA or RSA not already being served by the licensee. The five-year exclusivity period has expired for most licensees and parties have filed unserved area applications, including some in the Company's markets.

        At the end of the 10-year license term, licensees must file applications for renewal of licenses. The FCC has adopted specific standards that apply to cellular renewals, under which standards the FCC will award a renewal expectancy to a cellular licensee that: (i) has provided substantial service during its past license term; and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines. The Company has approximately 70 cellular licenses, which are subject to the renewal process over the next three years. While the Company believes that each of its cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed.

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

        Cellular licensees are subject to certain Federal Aviation Administration ("FAA") regulations regarding the location, marking/lighting, and construction of transmit towers. Each tower requiring FAA notification requires tower registration with the FCC. In addition, transmit towers may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to the Company's activities.

        The Company uses, among other facilities, common carrier point-to-point microwave facilities to connect Cell Sites and to link the Cell Sites to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters, frequency protection and service.

        The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service ("CMRS") or any private mobile radio service, which CMRS includes cellular service.

        The Company has purchased its cellular licenses from private parties or the federal government. The Company has used a combination of debt and equity financing to acquire such licenses.

        The Communications Act and FCC rules require the FCC's prior approval of any assignments of cellular and microwave licenses, including construction permits, or transfers of control of cellular and microwave licensees (pro forma assignments and transfers of control do not require prior FCC approval). Subject to FCC approval, a license or permit may be transferred from a non-wireline entity to a wireline entity, or vice versa. Non-controlling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. If the transaction is over a certain size, any acquisition or sale by the Company of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice as well as approval from any state or local regulatory authorities having competent jurisdiction.

        In cases where there is "significant overlap" among PCS, cellular or SMR licensees, who are linked by common ownership, the FCC's rules impose limits on the amount of spectrum which may be held. "Significant overlap" is defined by the FCC to occur when at least 10% of the population within a licensed PCS service area lies within the related Cellular Geographic Service Area(s) and/or SMR service area(s). No person or entity may hold an attributable interest in cellular, PCS and SMR licenses for more than 55 MHz of spectrum in Rural Service Areas ("RSAs") or 45 MHz of spectrum in all other areas. The rules require that the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. This means that the Company's ownership of cellular licenses will be attributed to VoiceStream because of some common officers and directors. Thus spectrum cap restrictions will be in effect where the Company owns cellular licenses serving markets that are also served by VoiceStream. The Company currently owns cellular licenses serving markets that are wholly or partially within the Oklahoma City PCS Major Trading Area ("MTA"), resulting in the Company and VoiceStream exceeding the FCC's spectrum cap restrictions. As a result of the recent merger between VoiceStream and Omnipoint Corporation ("Omnipoint"), attribution of licenses held by VoiceStream will also cause the spectrum cap to be exceeded in the Kansas 3, 8, 9, 10 and 14 RSAs. Following consummation of the merger between VoiceStream and Aerial Communications, Inc. ("Aerial"), the spectrum cap will be exceeded in the following additional markets: Kansas RSA 4, Minnesota RSAs 1, 2, 7, 8 and 9, North Dakota RSAs 2, 3, 4 and 5, South Dakota RSAs 2, 3, 4, 6, 7, 8 and 9, Bismark, North Dakota MSA, Fargo, North Dakota MSA, Grand Forks, North Dakota MSA and Sioux Falls, South Dakota MSA. VoiceStream has requested waivers of the spectrum cap for these markets, which, if granted, will bring the Company into compliance with the spectrum cap. In the event that spectrum cap restrictions are not eliminated as part of the FCC's biennial review of regulation in the fourth quarter of 2000, and no waiver is granted, then either the Company or VoiceStream will be obligated to divest sufficient portions of some markets to come into compliance with the rules.

        EMPLOYEES AND LABOR RELATIONS

        The Company considers its labor relations to be good and, to the Company's knowledge, none of its employees is covered by a collective bargaining agreement. As of December 31, 1999, the Company employed a total of 2,437 people in the following areas:

                                                                  Number of
      Category                                                    Employees
      --------                                                    ---------
      Sales and marketing                                           1,256
      Engineering                                                     174
      General and administration, including customer service        1,007

THE BUSINESS OF WESTERN WIRELESS INTERNATIONAL

        A wholly owned subsidiary of the Company, WWC Holding Co, Inc., ("Holding Co.") owns 96% of WWI who, through operating joint ventures, is a provider of wireless communications services worldwide. Since 1996, WWI has participated in operating joint ventures that have built and launched wireless networks in Latvia, Georgia, Iceland, Croatia, Ghana and Haiti, and is currently constructing a nationwide cellular network in Bolivia. In January 2000, WWI, through its joint venture with the Modern Africa Growth and Investment Company ("MAGIC"), completed an acquisition of the assets and operations of Comstar in the Ivory Coast. Additionally, WWI holds approximately 67% of Meteor Mobile Communications ("MMC"), an entity that has been granted the Irish license, which is pending appeal with the Irish High Court. In total, these systems are licensed to provide service to over 64 million people.

       GENERAL OVERVIEW

        The primary business of WWI is wireless communications for mobile and fixed applications. In each of its markets, WWI's operating joint ventures provide mobile voice telephony utilizing internationally accepted technology standards, such as Group Special Mobile ("GSM"). In certain markets, WWI's operating joint ventures also provide other telecommunications services, including wireless local loop, international long distance, internet access, pay phones and paging. Virtually all of these services are provided through wireless technology, which is often a more economic medium through which to deliver telecommunications services than traditional landline networks.

        WWI has operating joint ventures in countries where there is substantial unmet demand for communications services and a high potential for rapid subscriber growth. By introducing competition and providing customers with a high-quality alternative, WWI has succeeded in expanding the size and service offerings of the telecommunications sector in these countries.

        WWI has pursued a strategy of obtaining interests in licenses to provide telecommunications services in a variety of countries in which wireless services can be profitable. The elements of WWI's strategy are to find opportunities where the company can leverage its operating knowledge and construction capabilities to bring wireless telecommunications to markets it believes are underserved by the existing, if any, wireless operators. In addition, it has been the strategy of WWI to pursue ventures that it believes will result in a minimal amount of license costs to be paid to the licensing authority.

        WWI's ownership interest in each of its operating joint ventures ranges from 15% to 50%. WWI provides technical and management expertise to each of these joint ventures. In all of its markets, WWI has traditionally teamed up with local and international partners. WWI intends to pursue controlling interest in future operating entities and gain majority ownership in existing operating entities whenever viable. An operational status by country follows:

                      Country                        Status
                      -------                        ------
                      Latvia                       Operating
                      Georgia                      Operating
                       Ghana                       Operating
                      Croatia                      Operating
                       Haiti                       Operating
                      Iceland                      Operating
                      Ireland                Under Construction (1)
                      Bolivia                  Under Construction

        In January 2000, WWI completed the acquisition of Comstar Cellular, a GSM cellular operator in Ivory Coast. The Comstar network is currently under expansion.

        (1) WWI holds approximately 67% of MMC. On October 3, 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked MMC number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR have appealed this ruling to the Irish Supreme Court. If the ruling is upheld on appeal, then it is most likely that: (i) the previous bids will be reviewed and re-ranked; or (ii) a new bidding process will be implemented. Management remains committed to the Irish market and believes that the attributes of its original bid that resulted in the initial number one ranking will continue to be recognized as the best plan. However, pending the outcome of the appeal, there is no assurance that the Company will retain its current ranking. During the period from which the Company's bid was ranked number one up through the date of the recent court decision, WWI continued to invest in MMC. However, since MMC may not be awarded the license, it is possible that the investment underlying MMC may not be realized. If MMC is not successful in its bid for this license, the estimated range of a potential loss to be recorded by WWI would range from $9 to $12 million.

TELECOMMUNICATIONS ACT OF 1996 AND OTHER RECENT INDUSTRY DEVELOPMENTS

        On February 8, 1996, the Telecommunications Act was signed into law, substantially revising the regulation of communications. The goal of the Telecommunications Act is to enhance competition and remove barriers to market entry, while deregulating the communications industry to the greatest extent possible. To this end, local and long-distance communications providers will, for the first time, be able to compete in each other's markets, and telephone and cable companies will likewise be able to compete in each other's markets. To facilitate the entry of new carriers into existing markets, the Telecommunications Act imposes certain interconnection requirements on incumbent carriers. Additionally, all telecommunications providers are required to make an equitable and nondiscriminatory contribution to the preservation and advancement of universal service. We cannot predict the outcome of the FCC's rulemaking proceedings to promulgate regulations to implement the new law or the effect of the new regulations on cellular service or PCS, and there can be no assurance that such regulations will not adversely affect our business or financial condition.

        The Telecommunications Act codified the policy that non-regional Bell operating company CMRS providers will not be required to provide equal access to long distance carriers, and relieved such CMRS providers of their existing equal access obligations. The FCC, however, may require CMRS carriers to offer unblocked access, i.e., implemented by the subscriber's use of a carrier identification code or other mechanisms at the time of placing a call to the long distance provider of a subscriber's choice. The FCC has terminated its inquiry into the imposition of equal access requirements on CMRS providers.

        On July 26, 1996, the FCC released a Report and Order establishing timetables for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location, and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. Under the FCC rules, if a Public Service Answering Point requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller's automatic number identification and Cell Site location, and by 2001 they must be able to identify the location of a 911 caller within 125 meters in 67% of all cases. State actions incompatible with the FCC rules are subject to preemption. On December 1, 1997, the FCC required wireless carriers to transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. Then, in an order released June 9, 1999, the FCC adopted rules requiring that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. The new rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services.

        On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed, as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to private business exchanges and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided how such fixed services should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

        On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision is lengthy and complex and is subject to petitions for reconsideration and judicial review, as described below, and its precise impact is difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with Local Exchange Carriers ("LECs") and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC. LECs and state regulators filed appeals of the interconnection order, which were consolidated in the United States Court of Appeals for the Eighth Circuit. The Court vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the United States Supreme Court agreed to review that Eighth Circuit decision. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's judgment, holding that:

- the FCC has general jurisdiction to implement the Telecommunications Act's local competition provisions;

- the FCC's rules governing unbundled access are consistent with the Telecommunications Act, except for Rule 319, which gives requesting carriers blanket access to network elements; and

- the "pick and choose" rule is a reasonable interpretation of the Telecommunications Act. The FCC on remand adopted a new standard for determining which network elements the incumbents must unbundle. Applying the revised standard, the FCC reaffirmed that incumbents must provide unbundled access to six of the original seven network elements that it required unbundled in its original order in 1996 (operator and directory assistance services are no longer required). As a result of the Supreme Court vacating and remanding the Eighth Circuit's ruling that the FCC lacked authority to set local pricing standards, the Eighth Circuit will have to decide whether the FCC's total-element long-run incremental cost methodology for setting interconnection and unbundled network element rates violates the Telecommunications Act.

        In its implementation of the Telecommunications Act, the FCC established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the first quarter of 2000, the FCC's universal service assessments amount to 5.9% of interstate and international telecommunications revenues for high cost, low income, schools, libraries and rural health care support mechanisms. Various parties challenged the FCC's universal service rules, and the cases were consolidated in the United States Court of Appeals for the Fifth Circuit. The court affirmed most of the FCC's decisions regarding its implementations of the high-cost support system but remanded for further consideration the FCC's decision to assess contributions from carriers based on both international and interstate revenues. The court also reversed the requirement that incumbent local exchange carriers recover their contributions from access charges and the blanket prohibition on additional state eligibility requirements for carriers receiving high-cost support. Additionally, the Court reversed the rule prohibiting local telephone service providers from disconnecting low-income subscribers. Finally, the Court concluded that the FCC exceeded its jurisdictional authority when it assessed contributions for "schools and libraries" programs based on the combined intrastate and interstate revenues of interstate telecommunications providers and when it asserted its jurisdictional authority to do the same on behalf of high-cost support.

        The FCC has adopted rules on telephone number portability, which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. In February 1999, the FCC extended the deadline for CMRS carriers to implement service provider local number portability until November 24, 2002, but suggested that additional proceedings prior to that date could result in imposition of further requirements.

        The Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate subscriber communications. In an order released August 31, 1999, the FCC ordered all cellular, wireline and broadband PCS providers to implement interim standards by June 30, 2000, with full compliance by September 30, 2001. The order also stated that CALEA applies broadly to any carrier (excluding private networks and information services providers) providing indiscriminate telecommunications service to the public. Representatives of the cellular and PCS industry are challenging the surveillance rules. Additionally, it is not clear that CMRS providers will be able to comply with the rules' compatibility requirements by the current deadline; nor is it clear whether the FCC will grant waivers to extend the deadline or what the scope of penalties for failing to comply may be.

        The FCC recently adopted rules limiting the use of customer proprietary network information ("CPNI") by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. Petitions asking the FCC to forbear from applying CPNI requirements to certain telecommunications carriers were denied on September 3, 1999, but the FCC did make certain modifications, allowing carriers to use CPNI to market customer premises equipment or to regain customers who have switched to another carrier. The rules were struck down by the U.S. Court of Appeals for the Tenth Circuit in August 1999, but that decision has been appealed to the Supreme Court. In the event that the FCC's CPNI restrictions are reinstated, the Company does not anticipate that compliance will have a significant adverse impact on its financial position, results of operation or liquidity.

        CMRS providers face a September 1, 2000 deadline for compliance with FCC rules establishing safety limits for human exposure to radio frequency emissions. On February 18, 2000, the U.S. Court of Appeals for the Second Circuit affirmed the FCC's guidelines. After September 1, if any facility, operation or device is found to be non-compliant with radio frequency exposure guidelines, and if required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

        In October 1999, Congress enacted the Department of Defense Appropriations Act for fiscal year 2000, which requires the FCC to accelerate its auction of 36 MHz of spectrum in the 746 - 764 and 776 - 794 MHz bands for commercial use so that all auction proceeds have been deposited by September 30, 2000. This spectrum became available as a result of the FCC's decision to generally reclaim, for other use; the spectrum previously allocated for television broadcast UHF channels 60 - 69. On November 9, 1999, the FCC submitted a report to Congress outlining the timetable by which it intends to conduct the auction of this spectrum.

        After it completes the rulemaking proceeding that commenced on June 3, 1999 to establish the rules for the auction and the use of this spectrum, the FCC anticipates a deadline of March 24, 2000 for the filing of "short-form" applications by interested bidders. In the rulemaking, the FCC tentatively concluded that this spectrum should be made available for flexible commercial use under Part 27 of the Rules. Under current plans, the auction will commence on April 25 and terminate on June 7, 2000. Depending on whether the applications of winning bidders are opposed and the timeliness of the bidders' payments for their authorizations, the FCC plans to issue the licenses between August 8 and September 29, 2000.

        The use of this spectrum by the licensees selected in the auction may be affected by the presence of incumbent broadcasters on some of the channels through at least December 31, 2006. The frequencies that will be the subject of the auction were previously allocated for television broadcast stations operating on UHF channels 60 - 62 and 65 - 67. The FCC decided to reallocate this spectrum in the context of its conversion of the nation's broadcasters from analog to digital operation, a process that is currently scheduled to be completed on December 31, 2006.

ITEM 2. PROPERTIES

PROPERTIES

        In addition to the direct and attributable interests in cellular licenses, paging licenses and other similar assets discussed previously, the Company leases its principal executive offices located primarily in Bellevue, Washington. The Company and its subsidiaries and affiliates also lease and own locations for inventory storage, microwave, Cell Site and switching equipment and local sales and administrative offices.

        The Company currently leases customer call centers in Issaquah, Washington and McAllen, Texas. The Company owns a call center in Manhattan, Kansas. These call centers are expected to support the Company's anticipated subscriber growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no material, pending legal proceedings to which the Company or any of its subsidiaries or affiliates is a party or to which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company or any of its subsidiaries or affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of the executive officers and key personnel of Western Wireless are listed below along with their business experience. The business address of all officers of Western Wireless is 3650 131st Avenue SE, Bellevue, Washington 98006. All of these individuals are citizens of the United States. Executive officers of Western Wireless are appointed by the Board of Directors. As Executive Director of Accounting of Western Wireless, Mr. Soley, although not an executive officer, is a key employee and Western Wireless' chief accounting officer. No family relationships exist among any of the executive officers or key personnel of Western Wireless, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

        NAME                             AGE          POSITION
        ----                             ---          --------
        John W. Stanton                  44           Chairman, Director and
                                                      Chief Executive Officer

        Donald Guthrie                   44           Vice Chairman

        Mikal J. Thomsen                 43           President and Chief
                                                      Operating Officer

        Theresa E. Gillespie             47           Executive Vice President

        Alan R. Bender                   45           Executive Vice President
                                                      and Secretary

        Bradley J. Horwitz               44           Executive Vice President -
                                                      International

        H. Stephen Burdette              50           Senior Vice President

        Jeffrey A. Christianson          43           Senior Vice President,
                                                      General Counsel

        Scott A. Soley                   37           Executive Director of
                                                      Accounting  (Chief
                                                      Accounting Officer)

        John W. Stanton has been a director, Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1992. Mr. Stanton currently is a director of VoiceStream since February 1998, and its Chief Executive Officer and Chairman since it was formed in 1994. Mr. Stanton served as a director of McCaw Cellular from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is a member of the board of directors of VoiceStream, Advanced Digital Information Corporation and Columbia Sportswear, Inc., and a trustee of Whitman College, a private college.

        Donald Guthrie has been Vice Chairman of the Company since November 1995. Mr. Guthrie also served as Chief Financial Officer of the Company from February 1997 to May 1999. Mr. Guthrie continues to serve as Vice Chairman of VoiceStream, a former subsidiary of the Company, as he has done since 1995. From 1986 to 1995, he served as Senior Vice President and Treasurer of McCaw and, from 1990 to October 1995 he served as Senior Vice President-Finance of LIN Broadcasting. Mr. Guthrie is a member of the board of directors of VoiceStream.

        Mikal J. Thomsen has been President of the Company since May 1999, and Chief Operating Officer of the Company and one of its predecessors since 1991. In his capacity as Chief Operating Officer, Mr. Thomsen has been responsible for all domestic cellular operations since August 1998. He was also a director of this predecessor from 1991 until the Company was formed in 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990.

        Theresa E. Gillespie has been Executive Vice President of the Company since May 1999. Prior to being elected Executive Vice President, Ms. Gillespie served as Senior Vice President of the Company from 1997 until May 1999, and Chief Financial Officer of the Company and one of its predecessors from 1991 to 1997. Ms. Gillespie was Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since 1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw. From 1975 to 1986 she was employed by a national public accounting firm.

        Alan R. Bender has been Executive Vice President and Secretary of the Company since May 1999. Mr. Bender also served as General Counsel of the Company from 1994 to February 2000, and as Senior Vice President and Secretary of the Company from 1994 to May 1999. Mr. Bender continues to serve as Executive Vice President, General Counsel, and Secretary of VoiceStream, a former subsidiary of the Company, as he has done since it was formed in 1994. Mr. Bender was General Counsel and Secretary for one of the Company's predecessors from 1990 to 1994 and Vice President from 1992 to 1994.

        Bradley J. Horwitz has been Executive Vice President-International of the Company since March 2000, and President of Western Wireless International Corporation, a subsidiary of the Company, since 1995. Mr. Horwitz was Vice President-International of the Company from 1995 to March 2000, and held various positions at McCaw, serving as Vice President-International Operations from 1992 to 1995, Director-Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990.

        H. Stephen Burdette has been Senior Vice President-Sales, Marketing and Customer Services of the Company since August 1999. Before joining the Company, Mr. Burdette served as Senior Vice President-Operations for MobileComm, a Bell South Company, from 1990 to 1994; then for MobileMedia from 1994 to 1996; and subsequently for MobileComm from 1996 to 1999 after it was purchased by MobileMedia.

        Jeffrey A. Christianson has been Senior Vice President and General Counsel of the Company since February 2000. From 1996 to January 2000, Mr. Christianson served as Senior Vice President, Business Development, General Counsel and Corporate Secretary of Wizards of the Coast, Inc. From 1993 to 1996, Mr. Christianson served as General Counsel and Corporate Secretary of Heart Technology, Inc., a medical device company. Mr. Christianson is a member of the board of directors of The Humane Society for Seattle/King County and the Northwest Children's Fund, a Seattle-based non-profit community foundation.

        Scott A. Soley has been Executive Director of Accounting of the Company since November 1999, and has been a key employee as the chief accounting officer since August 1999. From 1995 to 1999, Mr. Soley held various accounting positions with the Company. Prior to 1995, Mr. Soley held various accounting positions with Egghead Software, Inc and gained two years of experience at a local public accounting firm in the Seattle area.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company commenced its initial public offering on May 22, 1996, at a price to the public of $23.50 per share. Since that date, the Company's Class A Common Stock has been traded on the NASDAQ Stock Market under the symbol WWCA. There currently is no established public trading market for the Company's Class B Common Stock. The following table sets forth the quarterly high and low bid quotations for the Class A Common Stock on the NASDAQ Stock Market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


          1998                      High              Low
          ----                    ---------        ---------
          First quarter *         $24 5/8          $16 3/8

          Second quarter *        $23 1/4          $16 3/8

          Third quarter *         $22 1/8          $14 11/16

          Fourth quarter *        $22 1/8          $14 1/2


          1999                      High              Low
          ----                    ---------        ---------
          First quarter *         $37 5/8          $22

          Second quarter *        $47 3/4          $19 3/4

          Third quarter           $54 1/16         $27 3/8

          Fourth quarter          $75 1/4          $43 3/16

        * Prior to May 3, 1999, the date of the Spin-off, the Company's share price reflected its 80.1% ownership in VoiceStream. VoiceStream consisted of the Company's former PCS operations. The Company's shareholders received one share of VoiceStream common stock for each share of the Western Wireless common stock owned on April 30, 1999.

        The accompanying consolidated financial statements have been restated to report the discontinued operations of VoiceStream separately from the continuing operations of the Company.

        The Company has never declared or paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. In addition, certain provisions of the Senior Secured Facilities (as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources") and the indentures of its public debt offerings contain restrictions on the Company's ability to declare and pay dividends on its Common Stock.

        As of March 10, 2000 there were approximately 232 and 59 shareholders of record of the Company's Class A and Class B Common Stock, respectively.

        There were no sales of unregistered securities made by the registrant in 1999.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 1999, which was derived from the Company's consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

CONSOLIDATED FINANCIAL DATA (1)
                                                                           YEAR ENDED DECEMBER 31,
(Dollars in thousands, except                  ---------------------------------------------------------------------------------
per share data)                                    1999             1998             1997             1996             1995
                                               ------------     ------------     ------------     ------------     ------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues                                       $    567,341     $    416,620     $    302,848     $    225,546     $    146,555
Operating expenses                                  427,189          335,340          265,568          230,603          170,490
Stock-based compensation                             79,223
                                               ------------     ------------     ------------     ------------     ------------
Operating income (loss)                              60,929           81,280           37,280           (5,057)         (23,935)
Other expense                                      (110,660)         (95,118)         (38,999)         (38,698)         (25,374)
Minority interest in consolidated
subsidiaries                                          1,610              479
                                               ------------     ------------     ------------     ------------     ------------
Net loss from continuing operations                 (48,121)         (13,359)          (1,719)         (43,755)         (49,309)
Loss from discontinued operations                  (100,652)        (210,710)        (263,815)         (86,350)
Loss from extraordinary item                                                                                             (6,645)
                                               ------------     ------------     ------------     ------------     ------------
   Net loss                                    $   (148,773)    $   (224,069)    $   (265,534)    $   (130,105)    $    (55,954)
                                               ============     ============     ============     ============     ============
Share data (2):
    Basic and diluted loss per share
    from continuing operations                 $      (0.63)    $      (0.17)    $      (0.03)    $      (0.67)    $      (0.87)
  Per share effect of discontinued
    operations                                        (1.31)           (2.78)           (3.73)           (1.33)
  Per share effect of extraordinary item                                                                                  (0.12)
                                               ------------     ------------     ------------     ------------     ------------
Basic and diluted loss per share               $      (1.94)    $      (2.95)    $      (3.76)    $      (2.00)    $      (0.99)
                                               ============     ============     ============     ============     ============

Weighted average shares used in
    computing basic and diluted
    loss per share                               76,775,000       75,863,000       70,692,000       65,196,000       56,470,000
                                               ============     ============     ============     ============     ============

                                                                                 DECEMBER 31,
                                               --------------------------------------------------------------------------------
(Dollars in thousands)                             1999             1998             1997             1996             1995
                                               ------------     ------------     ------------     ------------     ------------
CONSOLIDATED BALANCE SHEETS DATA:
Total assets                                   $  1,355,574     $  1,221,300     $  1,386,535     $  1,000,690     $    659,028
                                               ============     ============     ============     ============     ============
Total long-term debt, net of current
    Portion                                    $  1,450,000     $  1,045,000     $  1,095,000     $    600,000     $    362,487
                                               ============     ============     ============     ============     ============

CONSOLIDATED CASH FLOWS PROVIDED BY
(USED IN):
Operating activities:                          $     93,420     $     66,669     $     83,631     $     19,939     $       (745)
Investing activities:                          $   (464,849)    $    (29,678)    $   (688,356)    $   (445,749)    $   (293,579)
Financing activities:                          $    411,972     $    (49,921)    $    570,376     $    466,732     $   (295,109)

OTHER DATA:
EBITDA (3)                                     $    242,165     $    155,682     $    103,875     $     60,289     $     25,521
Ending subscribers                                  834,700          660,400          520,000          324,200          209,500



(1) Certain amounts in prior year's Consolidated Financial Data have been restated to exclude the discontinued operations of VoiceStream.

(2) Earnings per share and the number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128. For the prior periods presented, due to the net loss incurred, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

(3) EBITDA represents operating income (loss) before depreciation, amortization and stock-based compensation. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

OVERVIEW

        The Company provides cellular communications services in 19 western states under the Cellular One brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to the Company's belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 18 MSAs and 83 RSAs.

        A wholly owned subsidiary of the Company, Holding Co. owns 96% of WWI which holds non-controlling interests in entities which own wireless licenses in nine foreign countries. As of December 31 1999, WWI interests covered a proportional population of 22.7 million and had 74,000 proportional subscribers.

        The Company had an 80.1% controlling interest in VoiceStream, an entity that provides wireless communication services through the ownership and operation of PCS licenses. On May 3, 1999, VoiceStream was formally separated from the Company (the "Spin-off"). As of that date, the Company distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from the Company's other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of the Company. For additional information regarding the Spin-off, see the Company's information statement filed with the SEC on Form 14-C dated April 12, 1999.

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

        Revenues for the Company consist primarily of subscriber revenues (including access charges and usage charges), roamer revenues and equipment sales. The majority of revenues are derived from subscriber revenues. Service revenues includes monthly access charges, charges for airtime used in excess of plan minutes, long distance charges derived from calls placed by the Company's customers and other charges such as activations, voice mail, call waiting, and call forwarding.

        Roaming revenues are revenues that result from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming revenues typically yield higher average per minute rates and higher margins than subscriber revenues. The per minute rate paid by a roamer is established by long-term agreement between the Company and the roamer's wireless provider.

        As used herein, "service revenues" include subscriber, roamer and other revenue. Other revenues consist primarily of paging revenues.

        Equipment sales consist of wireless handset and accessory sales to customers. The Company sells handsets below cost and regards these losses as a cost of building its subscriber base.

        Cost of service consists of the cost of providing wireless service to subscribers, primarily costs to access local exchange and long distance carrier facilities and to maintain the wireless network.

        General and administrative expenses are principally variable costs based on the average number of subscribers. General and administrative costs include the costs associated with billing a subscriber and the administrative costs associated with maintaining subscribers, including customer service, accounting and other centralized functions. General and administrative expenses also include provisions for unbillable fraudulent roaming charges and subscriber bad debt.

        Sales and marketing costs include costs associated with acquiring a subscriber, including direct and indirect sales commissions, salaries, all costs of retail locations, advertising and promotional expenses. Sales and marketing costs do not include the revenue or costs of handset sales. However, when sales and marketing costs per net subscriber addition are discussed, the revenue and costs from handset sales are included because such measure is commonly used in the wireless industry.

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

        EBITDA represents operating income (loss) before depreciation, amortization and stock-based compensation. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

        RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

        The Company had 834,700 subscribers at December 31, 1999, a 26.4% increase during 1999. The Company had 660,400 subscribers at December 31, 1998, a 27.0% increase in 1998. The Company had 520,000 subscribers at December 31, 1997, a 60.4% increase during 1997. The net number of subscribers added through system acquisitions was approximately 24,000 in 1999, 5,100 in 1998, and 58,500 in 1997.

        The following table sets forth certain financial data as it relates to the Company's 1999, 1998, and 1997 operations:

(Dollars in thousands)                                            YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------
                                            1999         % CHANGE          1998          % CHANGE           1997
                                         ---------       --------        ---------       --------        ---------
Revenues:
    Subscriber revenues                  $ 388,062           17.6%       $ 330,050           34.5%       $ 245,364
    Roamer revenues                        150,725          125.8%          66,744           67.9%          39,750
    Equipment sales and other
      Revenues                              28,554           44.0%          19,826           11.8%          17,734
                                         ---------                       ---------                       ---------
        Total revenues                   $ 567,341                       $ 416,620                       $ 302,848

Operating expenses:
    Cost of service                      $  68,883           23.9%       $  55,592           18.3%       $  47,001
    Cost of equipment sales                 36,249            9.4%          33,149           11.6%          29,698
    General and administrative             120,434           35.5%          88,888           46.0%          60,865
    Sales and marketing                     99,610           19.6%          83,309           35.7%          61,409
    Depreciation and amortization          102,013           37.1%          74,402           11.7%          66,595
    Stock-based compensation                79,223           N.M.
                                         ---------                       ---------                       ---------
        Total operating expenses         $ 506,412                       $ 335,340                       $ 265,568

Other expense                            $(110,660)         (16.3%)      $ (95,118)        (143.9%)      $ (38,999)

Net loss from continuing operations      $ (48,121)          N.M.        $ (13,359)          N.M.        $  (1,719)

EBITDA                                   $ 242,165           55.6%       $ 155,682           49.9%       $ 103,875

Cash flows provided by (used in):
    Operating activities                 $  93,420           40.1%       $  66,669          (20.2%)      $  83,631
                                         =========                       =========                       =========
    Investing activities                 $(464,849)          N.M.        $ (29,678)          95.6%       $(688,356)
                                         =========                       =========                       =========
    Financing activities                 $ 411,972           N.M.        $ (49,921)        (108.8%)      $ 570,376
                                         =========                       =========                       =========

        REVENUES

        The increase in subscriber revenues each year is primarily due to the growth in the number of subscribers offset slightly by a decrease in the average monthly subscriber revenue per subscriber ("ARPU"). ARPU was $43.26 in 1999, a 7.1% decline from $46.59 in 1998, which was a 8.9% decline from $51.13 in 1997. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will provide relative stability in ARPU in future periods. Further, over the past few years the cellular industry as a whole has also shown a decline in ARPU.

        The increase in roamer revenues over the past three years was caused by an increase in roaming traffic on the Company's network and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes as a result of the Company's strategy, implemented in 1998, to become the roamer carrier of choice for other carriers. Roamer revenues as a percentage of total revenues increased to 26.6% in 1999, compared to 16.0% for 1998 and 13.1% for 1997. While the Company expects total roamer minutes to continue to increase, the decline in the rates charged between carriers may limit the growth of roamer revenues.

        Equipment sales increased each year due to the growth in subscriber additions. Further, average phone and accessory revenue per item sold increased compared to 1998 and 1997. Also, the mix of high-end handsets with more features continues to comprise a larger portion of overall handset sales.

        OPERATING EXPENSES

        The increase in cost of service each year is primarily attributable to the increased number of subscribers and an increase in the average minutes of use per subscriber. While cost of service increased in total dollars, it decreased as a percentage of service revenues to 12.6% in 1999 from 13.8% in 1998 and 16.2% in 1997. The decrease as a percentage of service revenues is due mainly to service revenues growing at a faster rate than the fixed cost of service components. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. However, the cost of service as a percentage of service revenues is expected to continue to decline as greater economies of scale are realized.

        The increase in general and administrative expenses is primarily attributable to the increase in costs associated with supporting a larger subscriber base. For the year ended December 31, 1999, the Company's general and administrative monthly cost per average subscriber increased to $13.43 in 1999 from $12.55 in 1998 and $12.68 in 1997. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, the Company incurred pre-operating costs related to Ireland with no corresponding additions in subscribers, as the Ireland market is not yet operational. Management anticipates improved cost efficiencies to be realized on a per subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system in the next fiscal year.

        Increases in sales and marketing costs each year are primarily due to the increase in net subscriber additions. During 1999 the sales and marketing cost per net subscriber added, including the loss on equipment sales, remained relatively flat at $748 compared to $752 in 1998 but increased from $574 in 1997. This increase from 1997 to 1999 is largely due to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of net subscriber additions. The growth in disconnected subscribers is a result of a similar churn rate (representing customer attrition) applied to a larger subscriber base.

        Cost of equipment sales increased each year due to the increase in the number of handsets sold, offset by a decrease in the average cost of handsets sold. The Company expects that the cost for its handsets will decrease at a slower rate or level off in future years. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        Increases in depreciation and amortization expense over the past three years are primarily due to the acquisition of additional wireless communications system assets. As the Company continues to expand and upgrade its wireless footprint and systems, management anticipates depreciation and amortization expense will increase in future periods.

        The stock-based compensation results mainly from the cancellation and reissuance of employee stock options as a result of the Spin-off, as previously discussed. In addition, stock appreciation rights ("SARs") issued by WWI contributed approximately $5 million to the overall charge in 1999.

        EBITDA

        The increase in EBITDA is primarily a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained. As a result, operating margin (EBITDA as a percentage of service revenues) increased to 44.5% in 1999 from 38.7% in 1998 and 35.8% in 1997.

        NET LOSS FROM CONTINUING OPERATIONS

        From 1998 to 1999, the increase in net loss from continuing operations is primarily attributable to increases in stock-based compensation and other expenses. From 1997 to 1998, the increase in net loss from continuing operations is primarily attributable to the increase in other expenses, offset by an improvement in operating income. The Company expects continued improvement in operating income in 2000.

        OTHER INCOME (EXPENSE); NET OPERATING LOSS CARRYFORWARDS

        Interest and financing expense increased to $99.9 million in 1999 from $92.2 million in 1998 and $41.4 million in 1997 due to the increase in average long-term debt. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average interest rate was 8.1% in 1999, 8.9% in 1998, and 8.2% in 1997.

        The Company had available at December 31, 1999, net operating loss ("NOL") carryforwards of approximately $270 million which will expire in the years 2003 through 2019. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed the Company in July 1994. Management believes that, based on a number of factors, there is sufficient uncertainty regarding the realization of the Company's NOL carryforwards.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and term loans in aggregate of $450 million. As of December 31, 1999, $1,050 million was outstanding under the Credit Facility. Indebtedness under the Credit Facility matures on March 31, 2006, and bears interest at variable rates. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. Amounts available for borrowing at December 31, 1999, which are limited by certain financial covenants and other restrictions, were $150 million under the term loans and must be fully drawn by May 5, 2000.

        The Company has issued $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par and $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2007 (the "2007 Notes") at par. Indebtedness under the 2006 Notes and 2007 Notes matures in June 1, 2006 and February 1, 2007, respectively. The Credit Facility prohibits the repayment of all or any portion of the principal amounts of the 2006 Notes or 2007 Notes prior to the repayment of all indebtedness under the Credit Facility. The 2006 Notes and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions. The Company obtained the appropriate waivers from the holders of these notes prior to consummation of the Spin-off at a cost of $16 million.

        On March 2, 2000, the Company signed a commitment letter to secure $2.1 billion in new financing consisting of a combination of revolving and term loans. Final terms and conditions of this arrangement are contingent upon the approval of the new financing among the syndicate of lenders. The new financing arrangement is expected to have terms and conditions similar to the existing Credit Facility. Proceeds from the new financing arrangement will be used to repay the Company's existing Credit Facility. Assuming the new financing is established, the Company will recognize an extraordinary loss ranging from approximately $13 to $22 million for the impairment of existing deferred financing costs relating to the Company's current debt structure.

        Through the end of 2000, the Company anticipates spending significant capital resources for the acquisition of wireless assets and the continued development of its existing infrastructure. In 2000, the Company expects to spend approximately $140 million for the continued expansion of its cellular infrastructure, $25 million for the implementation of a new billing system and back office infrastructure and approximately $100 million for the purchase of the cellular licenses and operations of the Utah-5, Wyoming-1 and Arizona-6 RSAs. Capital spending during 2000 will allow for expanded minutes of use by the Company's subscribers as well as from other carriers' customers roaming on its wireless network. In addition, the Company anticipates it will continue to be a significant source of funding for international projects through its subsidiary WWI. The Company will utilize operating cash flow, the Credit Facility and other sources of funding, for purposes of funding its cellular and other activities.

        On May 3, 1999, the Company distributed to its stockholders its entire interest in VoiceStream. Prior to the Spin-off, the Company had received a ruling from the IRS to the effect that the Spin-off would not result in the recognition of income or gain by the Company or its stockholders. Notwithstanding the ruling, however, the Company would recognize gain as a result of the Spin-off if the Spin-off is part of a "prohibited plan," that is, a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50 percent or more of the Company's or VoiceStream's stock. A prohibited plan is presumed to exist if one or more persons acquire, directly or indirectly, 50 percent or more of the Company's or VoiceStream's stock during the four-year period that begins two years before the Spin-off. In February 2000, VoiceStream completed its merger with Omnipoint, pursuant to which a newly formed holding company acquired all of the outstanding stock of VoiceStream and Omnipoint in exchange for stock of the holding company and cash. On September 17, 1999, VoiceStream entered into an agreement with Aerial, pursuant to which the holding company will acquire all of the outstanding stock of Aerial, again in exchange for stock of the holding company and cash. Either of these transactions, when completed, could give rise to the rebuttable presumption that the Spin-off was part of a prohibited plan. In conjunction with the Spin-off, VoiceStream agreed to indemnify the Company on an after-tax basis for any taxes imposed on the Company if an acquisition of VoiceStream's stock causes the spin-off to be part of a prohibited plan. As a result, if the proposed Omnipoint and Aerial transactions fail to overcome the rebuttable presumption, the Company believes that VoiceStream would be responsible for the Company's resulting tax liability arising from the Spin-off. Although the issue is not free from doubt, the Company believes that the Omnipoint and Aerial transactions are not part of a prohibited plan. Even if it is ultimately determined that such transactions were part of a prohibited plan, the Company believes that VoiceStream is capable of funding the resulting indemnity obligation to the Company.

        In February 1998, a subsidiary of Hutchison Telecommunications Limited ("HTL") purchased 19.9% of the outstanding capital stock of VoiceStream for an aggregate purchase price of $248.4 million (the "Hutchison Investment"). Approximately $113 million of the proceeds were paid to the Company as a repayment of advances made to VoiceStream and were used by the Company to reduce amounts outstanding under the Credit Facility.

        Adjustments to the $148.8 million net loss to reconcile to net cash used in operating activities primarily included $102 million of depreciation and amortization, $82.2 million for the net loss from discontinued operations, $79.2 million for employee equity compensation and $14.5 million for the equity in net loss of unconsolidated affiliates due to the increase in activity in international investments. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $28.6 million in net accounts receivable, due primarily to increased revenues; and (ii) an increase of $18.8 million in prepaid and other current assets mainly related to international investment activity. Net cash used in operating activities was $66.7 million in 1998 and $83.6 million in 1997.

        Investing activities consisted primarily of: (i) purchases of property and equipment of $168.2 million; (ii) investments in and advances to unconsolidated affiliates of $25.5 million, primarily attributable to advances to international joint ventures; (iii) a return of investment from VoiceStream Wireless of $20 million; and (iv) $289.7 million for acquisition of wireless properties in 1999, which consists primarily of the Company's purchase of the cellular licenses and operations of the Wyoming 4 and Oklahoma 1 RSAs, Brownsville, TX and McAllen TX MSAs, and Texas 7 and Arkansas 11 RSAs in the first, second, and fourth quarters of 1999, respectively.

        Financing activities consisted primarily of a net addition to long-term debt of $405 million.

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

        YEAR 2000

        The Company, like most businesses, modified significant portions of its information technology ("IT") and non-IT systems so that they will function properly in the year 2000. Much of the Company's technology, including technology associated with its critical systems, is purchased from third parties. The Company is dependent on those third parties to assess the impact of the year 2000 issue on the technology and services they supply and to take any necessary corrective action. The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the remediation of its systems for the year 2000. The by-product of this effort was that the Company had year 2000 compliant hardware and software running on all of its major platforms. The incremental costs for the year 2000 remediation efforts have been insignificant.

        The Company's IT and non-IT systems successfully transitioned to the year 2000. However, there may be latent problems that surface at key dates or events in the future. The Company has not experienced, and does not anticipate, any significant problems related to the transition to the year 2000 that would have a material adverse effect on the results of operations, liquidity and financial condition of the Company. Furthermore, the Company does not anticipate any significant expenditure in the future related to year 2000 compliance.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collar agreements to hedge variable rate interest risk on the Credit Facility. The following table provides information about the Company's long-term debt and derivative financial instruments that are sensitive to changes in interest rates (in millions):

        December 31, 1999

                                                        Expected maturity date
                                           2000       2001       2002       2003       2004    Thereafter    Total      Fair Value
                                          ------     ------     ------     ------     ------   ----------   --------    ----------
Liabilities:
Maturities of long-term debt:
   Variable rate                                     $ 77.2     $115.5     $190.5     $190.5     $476.3     $1,050.0     $1,050.0
   Fixed rate                                                                                     400.0        400.0        425.5

Interest Rate Derivates:

Interest rate derivative financial
instruments related to debt
Interest rate caps:
  Notional amounts
  outstanding at the
  beginning of the year                   $210.0     $100.0     $ 25.0                                      $  335.0     $    0.2

The interest rate caps effectively locks $335 million of the Company's Credit
Facility borrowings between 7.5% and 7.8%

Interest rate collars:
  Notional amounts
  outstanding at the
  beginning of the year                                                    $100.0                           $  100.0     $    0.0

The interest rate collars effectively lock $100 million of the Company's Credit
Facility borrowings between 7.5% and 7.8%

Interest rate swaps:
  Notional amounts
  outstanding at the
  beginning of the year                   $ 25.0                           $ 65.0                           $   90.0     $    1.5

The interest rate swaps effectively lock $90 million of the Company's Credit
Facility borrowings between 5.1% and 6.5%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth on pages F-1 through F-18 and the related financial statement schedule is set forth on page S-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's Proxy Statement for its 2000 annual shareholders meeting to be filed with the United States Securities and Exchange Commission ("the Company's Proxy Statement). The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)     Financial Statements and Schedule

        The financial statements and schedules are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

(B)     Reports on Form 8-K

        A Form 8-K was filed on November 11, 1999, reporting Western Wireless' acquisition of Texas 7 and Arkansas 11 assets from KO Communications for a total purchase price of $165 million.

        A Form 8-K was filed on October 27, 1999, reporting Western Wireless' financial and operating results for the third quarter ended September 30, 1999.



  EXHIBIT                              DESCRIPTION
-------------  -----------------------------------------------------------------
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

10.1(1)        Purchase Agreement between Motorola Nortel Communications Co. and
               General Cellular Corporation, dated July 29, 1993

10.2(1)        Western Wireless Corporation, 1994 Management Incentive Stock
               Option Plan, approved, as adopted and amended, by Shareholders
               November 16, 1995 together with form of Stock Option Agreement for offers there under

10.3(1) Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

10.4(1)        First Amendment to Stockholders Agreement by and among Western
               Wireless Corporation and certain of its shareholders, Adding as a Party Western PCS Corporation, dated November 30, 1994

10.5(1)        Waiver Agreement by and among Western Wireless Corporation,
               Western PCS Corporation and certain of Western Wireless
               Corporation's shareholders, dated November 30, 1994

10.6(1)        Waiver Agreement by and among Western Wireless Corporation,
               Western PCS Corporation and certain of Western Wireless
               Corporation's shareholders, dated February 15, 1996

10.7(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

10.8(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders

10.9(1)        Lease Agreement by and between Western Wireless Corporation and
               Department of Natural Resources, dated August 25, 1995

10.10(1)       First Amendment to Lease Agreement by and between Western
               Wireless Corporation and Department of Natural Resources, dated
               February 28, 1996

10.11(1)       Form of Cellular One Group License Agreement

10.12(1)       Employment Agreement by and between John W. Stanton and Western
               Wireless Corporation, dated March 12, 1996

10.13(1)       Employment Agreement by and between Mikal J. Thomsen and Western
               Wireless Corporation, dated March 12, 1996

10.14(1)       Employment Agreement by and between Theresa E. Gillespie and
               Western Wireless Corporation, dated March 12, 1996

10.15(1)       Employment Agreement by and between Alan R. Bender and Western
               Wireless Corporation, dated March 12, 1996

10.16(7)       Employment Agreement by and between Donald Guthrie and Western
               Wireless Corporation, dated March 12, 1996

10.17(1)       Form of Registrant's Restrictive Covenant and Confidentiality
               Agreement

10.18(1)       Form of Director and Officer Indemnification Agreement

10.19(1)       PCS Block "C" Organization and Financing Agreement by and among
               Western PCSBTA I Corporation, Western Wireless Corporation, Cook
               Inlet PV/SS PCS Partners, L.P., Cook Inlet Telecommunications,
               Inc., SSPCS Corporation and Providence Media Partners L.P. dated as of November 5, 1995

10.20(1) First Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
               Partnership Agreement by and among Western PCS BTA I Corporation,
               Western Wireless Corporation, Cook Inlet PV/SS PCS Partners,
               L.P., Cook Inlet Telecommunications, Inc., SSPCS Corporation and
               Providence Media Partners L.P. dated as of April 8, 1996

10.21(1)       Amended and Restated Loan Agreement among Western Wireless
               Corporation and The Toronto-Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty Trust Company of New York, as Managing Agents for the Various Lenders, dated May 6, 1996

10.22(3)       Second Amendment to Block "C" Organization and Financing
               Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
               Partnership Agreement by and among Western PCS BTA I Corporation,
               Western Wireless Corporation, Cook Inlet PV/SS PCS Partners,
               L.P., Cook Inlet Telecommunications, Inc., SSPCS Corporation and
               Providence Media Partners L.P. dated as of June 27, 1996

10.23(3) Third Amendment to Block "C" Organization and Financing Agreement and Cook Inlet Western Wireless PV/SS PCS, L.P. Limited
               Partnership Agreement and First Amendment to Technical Services
               Agreement by and among Western PCS BTA I Corporation, Western
               Wireless Corporation, Cook Inlet PV/SS PCS Partners, L.P., Cook
               Inlet Telecommunications, Inc., SSPCS Corporation, Providence
               Media Partners L.P. and Cook Inlet Western Wireless PV/SS PCS,
               L.P., dated July 30, 1996

10.24(3)       General Agreement for Purchase of Cellular Systems between Lucent
               Technologies Inc. and Western Wireless Corporation, dated
               September 16, 1996

10.25(4)       Western Wireless Corporation 1996 Employee Stock Purchase Plan

10.26(5)       Western Wireless Corporation 1997 Executive Restricted Stock Plan

10.27(5)       Form of First Amendment to Amended and Restated Loan Agreement
               among Western Wireless Corporation and The Toronto Dominion Bank,
               Barclays Bank, PLC, and Morgan Guaranty Trust Company of New
               York, as Managing Agents for the various lenders, dated March 27,
               1997

10.28(5)       Purchase Agreement, dated April 24, 1997, by and among Western
               Wireless Corporation, Triad Texas, L.P., Triad Utah, L.P., Triad
               Oklahoma, L.P., Triad Cellular Corporation and Triad Cellular
               L.P.

10.29(5)       Purchase Agreement, dated April 24, 1997, by and between Western
               Wireless Corporation and Triad Cellular Corporation

10.30(5)       Agreement and Plan of Merger, dated April 24, 1997, by and among
               Western Wireless Corporation, Minnesota Cellular Corporation,
               Triad Investment Minnesota, Inc., Barry B. Lewis, Craig W.
               Viehweg, Terry E. Purvis, Triad Cellular Corporation, Triad
               Cellular L.P., and Triad Minnesota, L.P.

10.31(5)       Purchase Agreement, dated April 24, 1997, by and between Western
               Wireless Corporation and Triad Cellular, L.P.

10.32(9) Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank PLC and Morgan Guaranty Trust Company of New York as Managing Agents dated May 28, 1997

10.33(10)      Stock Subscription Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications Limited and Hutchison
               Telecommunications Holdings (USA) Limited dated October 14, 1997

10.34(10)      Form of Cash Management Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.35(10)      Form of Roaming Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.36(10)      Form of Services Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.37(10)      Form of Shareholders Agreement by and among Western Wireless
               Corporation, Hutchison Telecommunications PCS (USA) Limited and
               Western PCS Corporation

10.38(10)      Form of Tax Sharing Agreement by and between Western Wireless
               Corporation and Western PCS Corporation

10.39(11)      Software License Maintenance and Subscriber Billing Services
               Agreement dated June 1997

10.40(11)      First Amendment to Software License, Maintenance and Subscriber
               Billing Services Agreement dated December 1997, between CSC
               Intelicom, Inc., and Western Wireless Corporation

10.41(11)      Letter agreement dated December 16, 1997 between Western Wireless
               Corporation and Intelicom Services Inc. to provide products and services pursuant to the Software License Maintenance and
               Subscriber Billing Services Agreements and First Amendment
               thereto

10.42(12)      Second Amendment to Loan Agreement by and among Western Wireless
               Corporation, TD Securities (USA) Inc., Barclays Capital, and J.P.
               Morgan Securities Inc., as Managing Agents for the Various
               Lenders, dated February 17, 1998

10.43(13)      Asset Purchase Agreement by and between WWC Holding Co, Inc.,
               Western Wireless Corporation, and Celludyne II, Inc. dated June
               10, 1998

10.44(14)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, Cook Inlet
               Telecommunications, Inc. and VoiceStream Wireless Corporation
               dated December 17, 1998

10.45(14)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, SSPCS Corporation
               and VoiceStream Wireless Corporation dated January 19, 1999

10.46(15)      Amendment No. 1 to the General Agreement for Purchase of Cellular
               Systems between Western Wireless Corporation and Lucent
               Technologies, Inc. effective January 1998

10.47(15)      Amendment No. 2 to Purchase Agreement between General Cellular
               Corporation and Northern Telecom Inc.

10.48(15)      Amendment No. 3 to Purchase Agreement between Western Wireless
               Corporation and Northern Telecom Inc. dated September 1998

10.49(18)      Asset Purchase Agreement by and among McAllen Cellular Telephone
               Company, Inc., GCC License Corporation, Celutel, Inc. and Western
               Wireless Corporation dated January 26, 1999

10.50(18)      Asset Purchase Agreement by and among Brownsville Cellular
               Telephone Company, Inc., GCC License Corporation, Celutel, Inc.
               and Western Wireless Corporation dated January 26, 1999

10.51(16)      Agreement and Plan of Distribution between Western Wireless
               Corporation and VoiceStream Wireless Corporation dated April 9,
               1999

10.52(16)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, Cook Inlet
               Telecommunications, Inc. and VoiceStream Wireless Corporation
               dated December 17, 1998

10.53(16)      Exchange Rights and Grant Agreement by and among Western PCS BTA
               I Corporation, Western Wireless Corporation, SSPCS Corporation
               and VoiceStream Wireless Corporation dated January 19, 1999

10.54(17)      First Amendment to Shareholders Agreement by and among
               VoiceStream Wireless Corporation, Western Wireless Corporation,
               Hutchison Telecommunications Holdings (USA) Limited and Hutchison
               Telecommunications PCS (USA) Limited dated May 3, 1999

10.55(19)      Asset Purchase Agreement by and between KO Communications, Inc.,
               WWC Texas RSA Limited Partnership, and Western Wireless
               Corporation dated August 25, 1999

10.56(19)      Asset Purchase Agreement by and between NetWireless, LLC, GCC
               License LLC, and Western Wireless Corporation dated August 25,
               1999

10.57(19)      License and Services Agreement between Western Wireless
               Corporation and AMDOCS (UK) Limited dated August 23, 1999

10.58(19)      Employment Agreement by and between H. Stephen Burdette and
               Western Wireless Corporation, dated July 12, 1999

10.59          Employment Agreement by and between Jeffrey A. Christianson and
               Western Wireless Corporation, dated December 17, 1999

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule

--------------------

(1) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2432).

(2) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2688).

(3) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-14859).

(4) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-18137).

(5) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-14859)

(6) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (Commission File No. 333-14859)

(7) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/96.

(8) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 3/31/97.

(9) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 6/30/97.

(10) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 9/30/97.

(11) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/97.

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 3/31/98.

(13) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 6/31/98.

(14) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form 10 (Commission File No. 000-25441)

(15) Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

(16) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

(17) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10/A Commission File No. 000-25441) filed with the SEC on April 13, 1999.

(18) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/98.

(19) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 9/30/99.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         WESTERN WIRELESS CORPORATION CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----
Report of Independent Public Accountants ...........................................................      F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 .......................................      F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31,
  1999, 1998 and 1997 ..............................................................................      F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998
  and 1997  ........................................................................................      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 .........      F-6

Notes to Consolidated Financial Statements .........................................................      F-7

Schedule II - Valuation and Qualifying Accounts ....................................................      S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Western Wireless Corporation:

We have audited the accompanying consolidated balance sheets of Western Wireless Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of Western Wireless management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Wireless Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Seattle, Washington
March 1, 2000

                          WESTERN WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   As of December 31,
                                                                             -----------------------------
                                                                                 1999              1998
                                                                             -----------       -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                  $    42,735       $     2,192
  Accounts receivable, net of allowance for doubtful accounts of
          $11,199 and $7,629, respectively                                        75,846            45,327
  Inventory                                                                        9,680             8,794
  Prepaid expenses and other current assets                                       27,358             8,544
  Receivable from VoiceStream Wireless                                             2,984
                                                                             -----------       -----------
     Total current assets                                                        158,603            64,857

Property and equipment, net of accumulated depreciation
  of $277,167 and $208,776, respectively                                         369,543           272,317
Licensing costs and other intangible assets, net of accumulated
  amortization of $99,051 and $81,209, respectively                              771,510           518,789
Investments in and advances to unconsolidated affiliates                          55,840            37,663
Other assets                                                                          78            12,912
Net assets from discontinued operations                                                            314,762
                                                                             -----------       -----------
                                                                             $ 1,355,574       $ 1,221,300
                                                                             ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable                                                           $    11,930       $     5,101
  Accrued liabilities                                                             68,069            70,718
  Construction accounts payable                                                    8,825             6,582
                                                                             -----------       -----------
     Total current liabilities                                                    88,824            82,401
                                                                             -----------       -----------

Long-term debt                                                                 1,450,000         1,045,000
                                                                             -----------       -----------

Minority interest in consolidated subsidiaries                                     1,435               639
                                                                             -----------       -----------

Commitments and contingencies (Note 8)

Shareholders' equity (net capital deficiency):
  Preferred stock, no par value, 50,000,000 shares authorized;
        no shares issued and outstanding
  Common stock, no par value, and paid-in capital; 300,000,000 shares authorized;
     Class A, 70,431,554 and 38,710,893 shares issued and outstanding, respectively, and; Class B, 7,177,302 and 37,312,477 shares issued
     and outstanding, respectively                                               690,953           800,631
  Deferred compensation                                                          (17,389)           (1,211)
  Foreign currency translation                                                    (4,644)           (2,328)
  Deficit                                                                       (853,605)         (703,832)
                                                                             -----------       -----------
     Total shareholders' equity (net capital deficiency)                        (184,685)           93,260
                                                                             -----------       -----------
                                                                             $ 1,355,574       $ 1,221,300
                                                                             ===========       ===========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Dollars in thousands, except per share data)


                                                                   For the year ended December 31,
                                                         --------------------------------------------------
                                                             1999               1998               1997
                                                         ------------       ------------       ------------
Revenues:
    Subscriber revenues                                  $    388,062       $    330,050       $    245,364
    Roamer revenues                                           150,725             66,744             39,750
    Equipment sales and other revenues                         28,554             19,826             17,734
                                                         ------------       ------------       ------------
         Total revenues                                       567,341            416,620            302,848
                                                         ------------       ------------       ------------

Operating expenses:
    Cost of service                                            68,883             55,592             47,001
    Cost of equipment sales                                    36,249             33,149             29,698
    General and administrative                                120,434             88,888             60,865
    Sales and marketing                                        99,610             83,309             61,409
    Depreciation and amortization                             102,013             74,402             66,595
    Stock-based compensation                                   79,223
                                                         ------------       ------------       ------------
         Total operating expenses                             506,412            335,340            265,568
                                                         ------------       ------------       ------------

Operating income                                               60,929             81,280             37,280
                                                         ------------       ------------       ------------

Other income (expense):
    Interest and financing expense, net                       (99,993)           (92,227)           (41,406)
    Equity in net loss of unconsolidated affiliates           (14,529)            (4,746)            (1,731)
    Other, net                                                  3,862              1,855              4,138
                                                         ------------       ------------       ------------
         Total other income (expense)                        (110,660)           (95,118)           (38,999)
                                                         ------------       ------------       ------------

Minority interest in consolidated subsidiaries                  1,610                479
                                                         ------------       ------------

Net loss from continuing operations                           (48,121)           (13,359)            (1,719)
                                                         ------------       ------------       ------------

Net loss from discontinued operations                         (82,152)          (210,710)          (263,815)
Cost of discontinuance                                        (18,500)
                                                         ------------       ------------       ------------
        Total discontinued operations                        (100,652)          (210,710)          (263,815)
                                                         ------------       ------------       ------------

        Net loss                                         $   (148,773)      $   (224,069)      $   (265,534)
                                                         ============       ============       ============

Basic and diluted loss per share:
    Continuing operations                                $      (0.63)      $      (0.17)      $      (0.03)
    Discontinued operations                                     (1.31)             (2.78)             (3.73)
                                                         ------------       ------------       ------------
Basic and diluted loss per share                         $      (1.94)      $      (2.95)      $      (3.76)
                                                         ============       ============       ============

Weighted average shares used in
    computing basic and diluted loss per share             76,775,000         75,863,000         70,692,000
                                                         ============       ============       ============

Comprehensive loss:
    Net loss                                             $   (148,773)      $   (224,069)      $   (265,534)
    Other comprehensive loss:
          Foreign currency translation adjustment              (2,316)            (2,328)
                                                         ------------       ------------       ------------
Total comprehensive loss                                 $   (151,089)      $   (226,397)      $   (265,534)
                                                         ============       ============       ============


           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                    Common Stock
                                         ------------------------------------
                                                                   Par value                 Foreign                     Total
                                          Class A      Class B    and paid-in   Deferred     currency                 shareholders'
                                           shares      Shares       capital   compensation  translation    Deficit       equity
                                         ----------- -----------  ----------- ------------  -----------  -----------  ------------
Balance, January 1, 1997                  14,540,691  55,239,157  $   569,278  $      (800)              $  (214,229) $   354,249
   Shares issued:
     Upon exercise of stock options          268,763                    1,077                                               1,077
     In exchange of wireless
         properties                        1,600,000                   28,600                                              28,600
     Private placement                     3,888,888                   74,300                                              74,300
     Class B shares exchanged for
         Class A shares                    1,807,994  (1,807,994)
   Deferred compensation                      95,000                    1,781          (45)                                 1,736
   Net loss                                                                                                 (265,534)    (265,534)
                                         ----------- -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1997                22,201,336  53,431,163      675,036         (845)                 (479,763)     194,428
   Shares issued:
     Upon exercise of stock options          290,871                    1,159                                               1,159
     Excess of net book value from the
         sale of minority interest in
         consolidated subsidiaries                                    121,998                                             121,998
     Class B shares exchanged for
         Class A shares                   16,118,686 (16,118,686)
   Deferred compensation                     100,000                    2,438         (366)                                 2,072
     Foreign currency translation
         adjustment                                                                         $    (2,328)                   (2,328)
   Net loss                                                                                                 (224,069)    (224,069)
                                         ----------- -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998                38,710,893  37,312,477      800,631       (1,211)      (2,328)    (703,832)      93,260
   Shares issued:
     Upon exercise of stock options        1,480,486                    6,972                                               6,972
     Class B shares exchanged for
         Class A shares                   30,135,175 (30,135,175)
   Discontinued operations                                           (207,518)                                           (207,518)
   Deferred compensation                     105,000                   90,868      (16,178)                                74,690
   Distribution to minority shareholders                                                                      (1,000)      (1,000)
   Foreign currency translation
           adjustment                                                                            (2,316)                   (2,316)
   Net loss                                                                                                 (148,773)    (148,773)
                                         ----------- -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1999                70,431,554   7,177,302  $   690,953  $   (17,389) $    (4,644) $  (853,605) $  (184,685)
                                         =========== ===========  ===========  ===========  ===========  ===========  ===========



           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         For the year ended December 31,
                                                                     ---------------------------------------
                                                                       1999           1998           1997
                                                                     ---------      ---------      ---------
Operating activities:
  Net loss                                                           $(148,773)     $(224,069)     $(265,534)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Net loss from discontinued operations                              82,152        210,710        263,815
     Depreciation and amortization                                     102,013         74,402         66,595
     Employee equity compensation                                       79,157          1,972          1,835
     Equity in net loss of unconsolidated affiliates                    14,529          4,746          1,731
     Minority interest in consolidated subsidiaries                     (1,610)          (479)
     Other, net                                                          6,607          3,772          4,035
     Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
         Accounts receivable, net                                      (28,554)        (7,746)       (10,902)
         Inventory                                                        (775)         4,962         (6,900)
         Prepaid expenses and other current assets                     (18,814)          (845)       (11,956)
         Accounts payable                                                6,829         (3,915)         3,261
         Accrued liabilities                                               659          3,159         37,651
                                                                     ---------      ---------      ---------
     Net cash provided by operating activities                          93,420         66,669         83,631
                                                                     ---------      ---------      ---------

Investing activities:
  Purchase of property and equipment                                  (168,219)       (73,371)       (54,318)
  Additions to licensing costs and other intangible assets              (4,390)        (8,470)          (283)
  Acquisition of wireless properties, net of cash acquired            (289,716)       (35,346)      (191,145)
  Investments in and advances to unconsolidated affiliates             (25,492)       (15,443)       (26,162)
  Receipts from and (advances to) VoiceStream Wireless                   2,968        105,446       (406,254)
  Return of investment from VoiceStream Wireless                        20,000
  Other                                                                                (2,494)       (10,194)
                                                                     ---------      ---------      ---------
     Net cash used in investing activities                            (464,849)       (29,678)      (688,356)
                                                                     ---------      ---------      ---------

Financing activities:
  Proceeds from issuance of common stock, net                            6,972          1,159         75,376
  Additions to long term debt                                          415,000         60,000        565,000
  Repayment of debt                                                    (10,000)      (110,000)       (70,000)
  Net costs of private placement                                                       (1,080)
                                                                     ---------      ---------      ---------
     Net cash provided by (used in) financing activities               411,972        (49,921)       570,376
                                                                     ---------      ---------      ---------

Change in cash and cash equivalents                                     40,543        (12,930)       (34,349)

Cash and cash equivalents, beginning of year                             2,192         15,122         49,471
                                                                     ---------      ---------      ---------

Cash and cash equivalents, end of year                               $  42,735      $   2,192      $  15,122
                                                                     =========      =========      =========



           See accompanying notes to consolidated financial statement

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


1. ORGANIZATION:

        Western Wireless Corporation ("the Company") provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One(R) brand name.

        A wholly owned subsidiary of the Company, WWC Holding Co, Inc., ("Holding Co.") owns 96% of Western Wireless International ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide. Since 1996, WWI has participated in operating joint ventures that have built and launched wireless networks in Latvia, Georgia, Iceland, Croatia, Ghana and Haiti, and is currently constructing a nationwide cellular network in Bolivia. In January 2000 WWI through its joint venture with the Modern Africa Growth and Investment Company ("MAGIC"), completed an acquisition of the assets and operations of Comstar in the Ivory Coast. Additionally, WWI holds approximately 67% of Meteor Mobile Communications ("MMC"), an entity that has been granted the Irish license, which is pending appeal with the Irish High Court.

        The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity that provides wireless communication services through the ownership and operation of personal communication service ("PCS") licenses. On May 3, 1999, VoiceStream formally separated from the Company's other operations (the "Spin-off"). As of that date, the Company distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream has been operated separately from the Company's other operations and has been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of the Company. The accompanying consolidated financial statements have been restated to report the discontinued operations of VoiceStream.

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

        Property and equipment and depreciation:

        Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets, which primarily range from three to twenty years.

        Licensing costs and other intangible assets and amortization:

        Licensing costs primarily represent costs incurred to acquire Federal Communication Commission's ("FCC") wireless licenses, including cellular licenses principally obtained through acquisitions.

        Amortization of cellular licenses is computed using the straight-line method over 40 years.

        Other intangible assets consist primarily of deferred financing costs. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company periodically evaluates whether there has been any indication of impairment of its long-lived

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


assets, including its licensing costs and other intangibles. As of December 31, 1999, there has been no indication of such impairment.

        Income taxes:

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

        Stock-based compensation plans:

        The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 11 for discussion of the effect on net loss and other related disclosures had Western Wireless accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

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

        The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar term and maturities. The Company does not hold or issue any financial instruments for trading purposes.


        Supplemental cash flow disclosure:

        Cash paid for interest was $95.6 million in 1999, $96.4 million in 1998 and $69.6 million in 1997.

        Non-cash investing and financing activities were as follows:

(Dollars in thousands)                                             YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1999         1998         1997
                                                             --------     --------     --------
Discontinued operations (VoiceStream)                        $227,518
Stock-based compensation (in connection with Spin-off)       $ 82,750
Release of cash held in escrow                                            $ 15,000
Issuance of common stock in exchange for wireless assets                               $ 28,600

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


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

        Reclassifications:

        Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.

        Recently issued accounting standards:

        In December 1999, the SEC released Staff Accounting Bulletin ("SAB") Number 101, "Revenue Recognition in Financial Statements." This bulletin will become effective for the issuance of the Company's March 31, 2000, quarterly financial statements. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. We are currently evaluating the impact of this bulletin on our financial position and results of operations.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance the Company's December 31, 2000, financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

(Dollars in thousands)                                        DECEMBER 31,
                                                           -------------------
                                                            1999        1998
                                                           -------     -------
Receivable from unconsolidated international companies     $ 7,457     $ 4,048
WWI Deposits                                                 8,702         482
Other                                                       11,199       4,014
                                                           -------     -------
                                                           $27,358     $ 8,544
                                                           =======     =======

3. PROPERTIES AND EQUIPMENT:

(Dollars in thousands)                     DECEMBER 31,
                                     ------------------------
                                       1999           1998
                                     ---------      ---------
Land, buildings and improvements     $  13,051      $  12,748
Wireless communications systems        493,580        373,971
Furniture and equipment                 70,424         53,919
                                     ---------      ---------
                                       577,055        440,638
Less accumulated depreciation         (277,167)      (208,776)
                                     ---------      ---------
                                       299,888        231,862
Construction in progress                69,655         40,455
                                     ---------      ---------
                                     $ 369,543      $ 272,317
                                     =========      =========

        Depreciation expense was $85.7 million in 1999, $62.2 million in 1998 and $57.9 million in 1997.

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


4. LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

(Dollars in thousands)              DECEMBER 31,
                              -------------------------
                                1999            1998
                              ---------       ---------
License costs                 $ 834,755       $ 564,157
Other intangible assets          35,806          35,841
                              ---------       ---------
                                870,561         599,998
Accumulated amortization        (99,051)        (81,209)
                              ---------       ---------
                              $ 771,510       $ 518,789
                              =========       =========

        Amortization expense was $16.3 million in 1999, $12.2 million in 1998 and $8.7 million in 1997.

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

(Dollars in thousands)                       DECEMBER 31,
                                        ----------------------
                                          1999          1998
                                        --------      --------
Western Wireless International:
   Latcom Wireless Telephone Co.        $  8,913      $ 12,724
   ACG Telesystems Ghana, LLC             15,275        13,122
   Nuevatel-Bolivia                        9,065             0
   Other international investments        13,184        11,817
Cellular One Group                         9,403             0
                                        --------      --------
                                        $ 55,840      $ 37,663
                                        ========      ========

        The Company's ownership interest in these unconsolidated affiliates range from 15% to 50%.

        In November 1999, a WWI joint venture was notified that government regulators accepted its bid for a license to provide wireless communication services in Bolivia. WWI contributed $9.1 million for the purchase of the license.

        In October 1998, a WWI joint venture was granted a license to provide wireless communication services in Croatia. WWI contributed $3.3 million for the purchase of the license.

        In September 1998, a WWI joint venture was granted a license to provide wireless communication services in Haiti. WWI contributed $8.5 million for the purchase of the license.

        In June 1998, WWI, through a controlling interest in a partnership (the "Ireland Partnership"), was notified by the Irish Government that it was the preferred applicant for a DCS-1800/GSM 900 mobile communication license in Ireland. The amount bid by the Ireland Partnership on this license was $16.2 million, including related fees. The license has not yet been issued, as the decision by the Irish Government is subject to a pending legal proceeding (refer to Note 8 for more information).

        The Company's international investments are subject to the laws and regulations governing telecommunication services in effect in each of the countries in which it operates. These laws and regulations can have a significant influence on the Company's results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the various countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company's results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions used to prepare its financial statements accordingly.

6. ACCRUED LIABILITIES:

(Dollars in thousands)                     DECEMBER 31,
                                       --------------------
                                        1999         1998
                                       -------      -------
Accrued payroll and benefits           $12,755      $14,667
Accrued interest expense                13,065       13,091
Accrued property taxes                   4,948        4,951
Accrued taxes (other than income)        9,480        3,870
Accrued interconnect charges            10,239        6,358
Other                                   17,582       27,781
                                       -------      -------
                                       $68,069      $70,718
                                       =======      =======

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


7. LONG-TERM DEBT:

(Dollars in thousands)                                 DECEMBER 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
Credit Facility:
      Revolver                                  $  750,000      $  445,000
      Term Loan                                    200,000         200,000
      Additional Facility                          100,000
10-1/2% Senior Subordinated Notes Due 2006         200,000         200,000
10-1/2% Senior Subordinated Notes Due 2007         200,000         200,000
                                                ----------      ----------
                                                $1,450,000      $1,045,000
                                                ==========      ==========

        Credit Facility:

        The Company has a credit facility with a group of banks (the "Credit Facility") pursuant to which the banks agreed to make loans to the Company, on a revolving-credit basis, in an aggregate principal amount not to exceed $750 million (the "Revolver") and a term loan (the "Term Loan") of $200 million. The Revolver is limited to the principal amount outstanding on December 31, 2000. The Company is required to make quarterly payments on the outstanding principal of the Revolver beginning March 31, 2001, and on the Term Loan beginning June 30, 2001. These payments increase each year on the anniversary date of the initial payment, until paid in full on December 31, 2005, for the Revolver and March 31, 2006, for the Term Loan. The Credit Facility also contains certain financial covenants, the most restrictive of which impose limitations on the incurrence of indebtedness.

        Under the Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate, the CD rate or LIBOR. The applicable margin on the Revolver is determined quarterly based on the leverage ratio of the Company, excluding certain of its subsidiaries. The applicable margin on the Term Loan is 2.5%. During 1999, 1998 and 1997, all loans under the Credit Facility had been borrowed using the LIBOR option. The weighted average interest rate, including the appropriate applicable margin, was 6.8% in 1999 and 7.6% in 1998. The Credit Facility also provides for an annual fee ranging from 0.25% to 0.375% on the unused commitment, payable quarterly.

        During the fourth quarter of 1999, the Company established a $250 million additional facility (the "Additional Facility"), as permitted under the Credit Facility. The Additional Facility is structured as a term loan to be completely drawn by May 5, 2000, and bears interest at LIBOR plus 2.5%. Other terms and conditions are similar to the existing Term Loan. Amounts available for borrowing at December 31, 1999, which are limited by certain financial covenants and other restrictions, were $150 million under the Additional Facility. The repayment of the Credit Facility is secured by, among other things, the grant of a security interest in substantially all of the assets of the Company.

        The Credit Facility requires the Company to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. The Company had entered into interest rate caps, swaps and collars with a total notional amount of $525 million at December 31, 1999, and $325 million at December 31, 1998. Generally these instruments have initial terms ranging from three to four years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 7.4% in 1999 and 7.7% in 1998. The amount of unrealized loss attributable to changing interest rates at December 31, 1999 and 1998 was immaterial.

        10-1/2% Senior Subordinated Notes Due 2006:

        In May 1996, the Company issued at par $200 million of 10-1/2% Senior Subordinated Notes that mature on June 1, 2006 (the "2006 Notes"). Interest is payable semi-annually. The 2006 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The Credit Facility prohibits the repayment of all or any portion of the principal amount of the 2006 Notes prior to the repayment of all indebtedness under each credit facility. The 2006 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions. The 2006 Notes are subordinate in right of payment to the Credit Facility.

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


        10-1/2% Senior Subordinated Notes Due 2007:

        In October 1996, the Company issued at par $200 million of 10-1/2% Senior Subordinated Notes that mature on February 1, 2007 (the "2007 Notes"). Interest is payable semi-annually. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The Credit Facility prohibits repayment of all or any portion of the principal amount of the 2007 Notes prior to the repayment of all indebtedness under each credit facility. The 2007 Notes contain certain restrictive covenants that are consistent with that of the 2006 Notes. The 2007 Notes are subordinate in right of payment to the Credit Facility.

        The aggregate amounts of principal maturities as of December 31, 1999, are as follows (dollars in thousands):

Year ending December 31,
2000                                            $        0
2001                                                77,250
2002                                               115,500
2003                                               190,500
2004                                               190,500
Thereafter                                         876,250
                                                ----------
                                                $1,450,000
                                                ==========

        In addition, the Credit Facility includes a covenant requiring additional pre-payment of principal to be made starting March 31, 2001 if the Company's operating cash flows, net of capital expenditures exceed predetermined levels. The Company estimates additional principal payments for 2001 range from $0 to $25 million.

8. COMMITMENTS AND CONTINGENCIES:

        The Company leases various facilities, cell site locations, rights-of-way and equipment under operating lease agreements. The leases expire at various dates through the year 2019. Some leases have options to renew for additional periods up to 25 years. Certain leases require the Company to pay property taxes, insurance and normal maintenance costs. Substantially all of the Company's leases have fixed minimum lease payments. The Company has no significant capital lease liabilities.

        Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 1999, are summarized below (dollars in thousands):

Year ending December 31,
2000                                            $12,845
2001                                             11,111
2002                                              9,555
2003                                              6,440
2004                                              2,817
Thereafter                                        4,440
                                                -------
                                                $47,208
                                                =======

        Aggregate rental expense for all operating leases was approximately $14.8 million in 1999, $12.2 million in 1998 and $10.0 million in 1997.

        The Company has entered into purchase agreements to buy hardware, software, and consulting services in the aggregate of $18.5 million relating to the implementation of a new billing system. As of December 31, 1999, $7.3 million has been paid toward these commitments.

        The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

        On October 3, 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked MMC number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR have appealed this ruling to the Irish Supreme Court. If the ruling is upheld on appeal, then it is most likely that: (i) the previous bids will be reviewed and re-ranked or (ii) a new

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


bidding process will be implemented. Management remains committed to the Irish market and believes that the attributes of its original bid that resulted in the initial number one ranking will continue to be recognized as the best plan. However, pending the outcome of the appeal, there is no assurance that the Company will retain its current ranking.

        During the period from which the Company's bid was ranked number one up through the date of the recent court decision, WWI continued to invest in MMC. However, since MMC may not be awarded the license, it is possible that the investment underlying MMC may not be realized. If MMC is not successful in its bid for this license, the estimated range of a potential loss to be recorded by WWI would range from $9 to $12 million.

9. INCOME TAXES:

        Significant components of deferred income tax assets and liabilities, net of tax, are as follows:

(Dollars in thousands)                                              DECEMBER 31,
                                                            ---------------------------
                                                              1999              1998
                                                            ---------         ---------
Deferred tax assets:
    Net operating loss carryforwards                        $ 107,853         $  71,737
    Other temporary differences                                33,685            12,440
                                                            ---------         ---------
Total deferred tax assets                                     141,538            84,177

Valuation allowance                                           (91,360)          (55,596)
                                                            ---------         ---------
                                                               50,178            28,581
Deferred tax liabilities:
     Property and wireless licenses basis difference          (50,178)          (28,581)
                                                            ---------         ---------
                                                            $       0         $       0
                                                            =========         =========

        The Company had available at December 31, 1999, net operating loss ("NOL") carryforwards of approximately $270 million. The NOL carryforwards will expire between 2003 and 2019. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed the Company in July 1994. The change in the valuation allowance increased $36 million in 1999, $3 million in 1998 and $2 million in 1997.

        Management believes that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors include a history of recurring operating losses and expected increased competition from new entrants into the Company's cellular markets. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company.

        The difference between the statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the full valuation allowance against net deferred tax assets. The Company's ability to utilize the NOL carryforwards in any given year may be limited by certain events, including a significant change in ownership interest.

        After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream paid the Company $20 million, an amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly owned subsidiary of the Company, which was accounted for as a return of capital to the Company.


10. SHAREHOLDERS' EQUITY:

        Stock issuances:

        In 1999, the Company issued 1,480,486 shares of its Class A Common Stock as a result of employee stock option exercises.

        The Company issued 105,000 shares in 1999 and 100,000 shares in 1998, of its Class A Commons Stock to certain key executives pursuant to an Executive Restricted Stock Plan. The vesting of these shares is subject to certain performance thresholds as determined by the Board of Directors.

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


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

        This reissuance did not accelerate benefits to option holders. The Company believes this allows employees to continue to better participate in the success of the company for which they work. As outlined in the provisions of EITF 90-9, at the date of the Spin-off, the Company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed of $63.4 million. Subsequent to the date of the Spin-off, the Company has recognized an additional $6.2 million of stock option compensation through December 31, 1999.

11. STOCK-BASED COMPENSATION PLANS:

        The Management Incentive Stock Option Plan (the "MISOP"), which has been effective since 1994, provides for the issuance of up to 7,500,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP.

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

        At December 31, 1999, 1998, and 1997, the Company has accounted for the above described MISOP and ESPP following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost for the MISOP and the ESPP been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, the Company's net loss and basic loss per share would have increased to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)                    YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                       1999                1998                1997
                                                    -----------         -----------         -----------
Net loss:
  As reported                                       $  (148,773)        $  (224,069)        $  (265,534)
  Pro forma                                         $  (157,604)        $  (232,110)        $  (271,745)

Basic and diluted loss per share:
  As reported                                       $     (1.94)        $     (2.95)        $     (3.76)
  Pro forma                                         $     (2.05)        $     (3.06)        $     (3.84)

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                   1999             1998             1997
                                                 --------         --------         --------
Weighted average risk free interest rates             5.6%             5.8%             6.3%
Expected dividend yield                                 0%               0%               0%
Expected volatility                                    63%              50%              50%
Expected lives (in years)                            4.75              7.5              7.5

        The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

        The decrease in expected lives results from the cancellation and re-issuance of all outstanding stock options as a result of the Spin-off; see
Note 10 "Other transactions."

        Options granted, exercised and canceled under the above MISOP are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
(In thousands, except                 ---------------------------------------------------------------------
pricing information)                         1999                     1998                    1997
                                      -------------------      -------------------      -------------------
                                                 Weighted                 Weighted                 Weighted
                                                  average                  average                  average
                                      Shares       price       Shares       price       Shares       price
                                      ------     --------      ------     --------      ------     --------
Outstanding, beginning of Period       4,348       $11.78       3,711       $ 9.79       4,165       $ 9.66
Options granted                        5,058       $ 7.61         992       $17.41          18       $14.65
Options exercised                     (1,453)      $ 5.02        (291)      $ 5.02        (269)      $ 4.85
Options cancelled                     (4,311)      $13.01         (64)      $14.32        (203)      $13.12
                                      ------                   ------                   ------
Outstanding, end of the Period         3,642       $ 7.32       4,348       $11.78       3,711       $ 9.79
                                      ======                   ======                   ======

Exercisable, end of period             1,889       $ 5.54       2,656       $ 9.36       2,384       $ 8.23

        The weighted average fair value of stock options granted was $22.01 in 1999, $9.75 in 1998 and $9.34 in 1997.

        The following table summarizes information about fixed price stock options outstanding at December 31, 1999:

(in thousands, except                Options outstanding                   Options exercisable
pricing information)   ------------------------------------------      --------------------------
                                         Weighted
                                          average        Weighted                        Weighted
                                         remaining        average                        average
   Range of               Number        contractual      exercise        Number          exercise
exercise prices        outstanding         life           price        exercisable        price
---------------        -----------      -----------      --------      -----------       --------
$0.53-$ 5.28                  966         5 years        $   4.48             966        $   4.48
$6.03-$ 6.42                  913         7 years        $   6.29             728        $   6.26
$6.42-$ 9.32                  919         8 years        $   8.14             195        $   8.11
$9.95-$35.00                  844         9 years        $  10.79               0        $     --
------------             --------        --------        --------        --------        --------
$0.53-$35.00                3,642         7 years        $   7.32           1,889        $   5.54
                         ========                                        ========

        In May 1999, in connection with the Spin-off, the Company cancelled and reissued all outstanding options as, (i) the Company's option holders received one vested VoiceStream option and one vested Western Wireless option for each existing vested Western Wireless option; and (ii) the Company's option holders who became VoiceStream employees received for each unvested Western Wireless option at the Spin-off a number of unvested VoiceStream options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off. This reissuance did not accelerate any benefits to option holders.

        In September 1998, the Company's Board of Directors approved the 1998 Stock Appreciation Plan (the "Plan") whereby selected key personnel of WWI and its Subsidiaries may receive performance units, which are "rights" to receive an amount based on 5% of the fair market value of WWI. The maximum number of performance units that may be granted under the Plan as amended is 20,000. As of December 31, 1999, 15,000 performance units have been issued under the Plan. For the year ended December 31, 1999, based on the valuation of WWI on January 1, 2000, the Company has incurred $3.9 million in cost related to the Plan.

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


12. ACQUISITIONS:

        All of the following acquisitions were accounted for using the purchase method of accounting. Substantially the entire purchase price of each of the acquisitions was allocated to licensing costs.

        In November 1999, the Company purchased the cellular licenses and operations of the Texas 7 and Arkansas 11 RSAs for approximately $165 million in cash.

        In June 1999, the Company completed the purchase of 50% of the Cellular One Group for $9 million in cash.

        In June 1999, the Company completed the purchase of the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Statistical Areas ("MSA") for an aggregate amount of approximately $96 million in cash.

        In February 1999, the Company completed the purchase of the cellular license and operations of the Wyoming 4 and Oklahoma 1 RSA for $19 million in cash. Prior to the purchase of the Wyoming 4 RSA, the Company operated this market under an Interim Operating Authority ("IOA") from the FCC.

        In August 1998, the Company purchased the cellular license and operations of the Colorado 4 RSA for approximately $18.5 million in cash.

        In June 1998, the Company purchased the cellular license and operations of the Nebraska 5 RSA for approximately $15.5 million in cash. Prior to the purchase of the Nebraska 5 RSA, the Company operated this market under an IOA from the FCC.

        In March 1998, the Company was granted 36 Local Multipoint Distribution Service ("LMDS") licenses that it was the high bidder on in an FCC auction. The Company paid approximately $5.6 million for these licenses.


13. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

        Selected quarterly consolidated financial information for the years ended December 31, 1999 and 1998 is as follows:

(Dollars in thousands, except per share data)
                                                                                 BASIC            DILUTED
                                            OPERATING            NET            EARNINGS          EARNINGS
                            TOTAL            INCOME            INCOME          (LOSS) PER        (LOSS) PER
  QUARTER ENDED            REVENUES          (LOSS)            (LOSS)         COMMON SHARE      COMMON SHARE
------------------        ---------        ---------         ---------        ------------      ------------
March 31, 1999            $ 115,863        $  21,991         $(113,588)        $   (1.49)        $   (1.49)
June 30, 1999             $ 136,551        $ (31,352)        $ (47,944)        $   (0.63)        $   (0.63)
September 30, 1999        $ 157,044        $  40,850         $  13,542         $    0.18         $    0.17
December 31, 1999         $ 157,883        $  29,440         $    (783)        $   (0.01)        $   (0.01)

March 31, 1998            $  90,630        $  15,988         $ (64,150)        $   (0.84)        $   (0.84)
June 30, 1998             $  98,404        $  18,446         $ (53,040)        $   (0.70)        $   (0.70)
September 30, 1998        $ 111,364        $  24,226         $ (49,673)        $   (0.65)        $   (0.65)
December 31, 1998         $ 116,222        $  22,620         $ (57,206)        $   (0.75)        $   (0.75)

14. SEGMENT INFORMATION:

        The Company's operations consist of both domestic and international operations. The Company mainly provides cellular services in rural markets in the western United States. The Company's international operations mainly consist of unconsolidated joint ventures. Certain centralized back office costs and assets benefit all of the Company's operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

        The only significant international component of the Company's financial results is the equity in net loss of unconsolidated affiliates. The domestic cellular operations comprise the majority of the Company's total revenues, expenses and total assets as presented in the table below:

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


(Dollars in thousands)                                             DOMESTIC            INT'L
                                                                  OPERATIONS         OPERATIONS          CONSOLIDATED
                                                                  -----------        -----------         ------------
YEAR ENDED DECEMBER 31, 1999
   Total revenues                                                 $   567,341                            $   567,341
   Depreciation and amortization expense                              101,254        $       759             102,013
   Operating income (loss)                                             65,788             (4,859)             60,929
   Interest expense                                                    95,476              4,517              99,993
   Equity in net income (loss) of unconsolidated affiliates               305            (14,834)            (14,529)
   Total assets                                                     1,276,878             78,696           1,355,574
   Total capital expenditures                                         154,370             13,849             168,219
YEAR ENDED DECEMBER 31, 1998
   Total revenues                                                 $   416,620                            $   416,620
   Depreciation and amortization expense                               74,395        $         7              74,402
   Operating income (loss)                                             83,708             (2,428)             81,280
   Interest expense                                                    91,184              1,043              92,227
   Equity in net loss of unconsolidated affiliates                                        (4,746)             (4,746)
   Total assets                                                     1,180,856             40,444           1,221,300
   Total capital expenditures                                          73,371                                 73,371
YEAR ENDED DECEMBER 31, 1997
   Total revenues                                                 $   302,848                            $   302,848
   Depreciation and amortization expense                               66,595                                 66,595
   Operating income (loss)                                             39,034        $    (1,754)             37,280
   Interest expense                                                    41,406                                 41,406
   Equity in net loss of unconsolidated affiliates                                        (1,731)             (1,731)
   Total assets                                                     1,358,775             27,760           1,386,535
   Total capital expenditures                                          54,318                                 54,318

15. RELATED PARTY TRANSACTIONS:

        The financial statements include an allocation of certain centralized costs to VoiceStream and its affiliates, prior to and subsequent to the Spin-off. Such centralized items include the costs of shared senior management, customer care operations and certain back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the twelve months ended December 31, 1999, 1998 and 1997, the Company allocated to VoiceStream and its affiliates costs of $8.9 million, $26.3 million and $30.5, respectively.

        After the Spin-off, the NOL carryforwards resulting from VoiceStream's cumulative tax losses were transferred to VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison investment, VoiceStream paid the Company $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly owned subsidiary of the Company. This transaction was accounted for as a return of capital to the Company.

        The Company, its Holding Co., WWI, and Bradley Horwitz, the Executive Vice President-International, have entered into an amendment of a subscription and put and call agreement with respect to shares of common stock of WWI whereby Mr. Horwitz's interest in WWI is decreased from 10% to 4.04% in consideration of the Company's investment in WWI of an additional $29 million in 1996 and 1997. Holding Co. continues to own the balance of the outstanding capital stock of WWI. Any funds provided by the Company to WWI on or subsequent to January 1, 1998, shall be considered revolving debt loaned by the Company to WWI at an interest rate of 10.5% per annum.

16. SUBSEQUENT EVENTS:

        On March 2, 2000 the Company signed a commitment letter to secure $2.1 billion in new financing consisting of a combination of revolving and term loans. Final terms and conditions of this arrangement are contingent upon the approval of the new financing among the syndicate of lenders. The new financing arrangement is expected to have terms and conditions similar to the existing Credit Facility. Proceeds from the new financing arrangement will be used to repay the Company's existing Credit Facility. Assuming the new financing is established, the Company will recognize an extraordinary loss ranging from approximately $13 to $22 million for the impairment of existing deferred financing costs relating to the Company's current debt structure.

        In January 2000, the Company completed the purchase of the Utah 5 Rural Service Area ("RSA") for approximately $25 million in cash and $5 million in seller subordinate debt. Further, the Company signed an agreement to acquire the assets

                          Western Wireless Corporation
                   Notes to Consolidated Financial Statements


associated with the Arizona 6 and Wyoming 1 RSAs for an aggregate amount of approximately $67 million in cash. The purchase is pending approval from the FCC, and are expected to close in the second quarter of 2000.

        In January 2000, WWI, through its joint venture with MAGIC, completed an acquisition of the assets and operations of Comstar in the Ivory Coast. WWI has contributed $9.1 million to date for the purchase of the license. The Comstar network is currently under expansion.

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
               ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in thousands)


                                    Balance at     Charged to       Charged                           Balance
                                    beginning      costs and        to other       Deductions         at end
        Description                 of period       expenses       accounts(1)        (2)            of period
        -----------                 ----------     ----------      -----------     ----------        ---------
Year ended December 31, 1999        $  7,629        $ 18,280        $  1,635        $(16,345)        $ 11,199
                                    ========        ========        ========        ========         ========

Year ended December 31, 1998        $  7,891        $ 16,048        $  1,418        $(17,728)        $  7,629
                                    ========        ========        ========        ========         ========

Year ended December 31, 1997        $  3,519        $  9,814        $  1,206        $ (6,648)        $  7,891
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


      Date:  3/20/00

                                             WESTERN WIRELESS CORPORATION


                                             By /s/ John W. Stanton
                                                --------------------------------
                                             John W. Stanton
                                             Chairman of the Board and
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                               Title
      ----------                               -----

 /s/ John W. Stanton              Chairman of the Board and Chief          Date: 3/20/00
----------------------------             Executive Officer
John W. Stanton                    (Principal Executive Officer)

 /s/ Theresa E. Gillespie            Executive Vice President              Date: 3/20/00
----------------------------
Theresa E. Gillespie

 /s/ Scott A. Soley              Executive Director of Accounting          Date: 3/20/00
----------------------------        (Chief Accounting Officer)
Scott A. Soley

 /s/ John L. Bunce Jr.                       Director                      Date: 3/20/00
----------------------------
John L. Bunce, Jr.

 /s/ Mitchell R. Cohen                       Director                      Date: 3/20/00
----------------------------
Mitchell R. Cohen

 /s/ Daniel J. Evans                         Director                      Date: 3/20/00
----------------------------
Daniel J. Evans

 /s/ Jonathan M. Nelson                      Director                      Date: 3/20/00
----------------------------
Jonathan M. Nelson

 /s/ Terence M. O'Toole                      Director                      Date: 3/20/00
----------------------------
Terence M. O'Toole