Form 10-Q
period 2000-03-31
WESTERN WIRELESS CORP
filed 2000-05-12
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM _________  TO __________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WASHINGTON                                   91-1638901
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

     3650 131ST AVENUE S.E.,
      BELLEVUE, WASHINGTON                                 98006
-------------------------------              ---------------------------------
(Address of principal executive                         (Zip Code)
            offices)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title                         Shares Outstanding as of May 3, 2000
-------------------------------------------------------------------------------

Class A Common Stock, no par value                      70,734,907
Class B Common Stock, no par value                       7,085,689

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999............3

        Condensed Consolidated Statements of Operations and Comprehensive Loss
        for the Three Months Ended March 31, 2000, and March 31, 1999...............................4

        Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 2000, and March 31, 1999...............................5

        Notes to Condensed Consolidated Financial Statements........................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK................................15


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..........................................................................16

ITEM 2. CHANGES IN SECURITIES......................................................................16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................................................16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................16

ITEM 5. OTHER INFORMATION..........................................................................16

ITEM 6. EXHIBITS AND REPORTS FROM FORM 8-K.........................................................16

                          WESTERN WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               March 31,       December 31,
                                                                                 2000              1999
                                                                             (Unaudited)
                                                                             -----------       -----------
                                                  ASSETS

Current assets:
   Cash and cash equivalents                                                 $    16,068       $    42,735
   Accounts receivable, net of allowance for doubtful accounts of
      $10,229 and $11,199, respectively                                           72,267            75,846
   Inventory                                                                       7,983             9,680
   Prepaid expenses and other current assets                                      34,009            27,358
   Receivable from VoiceStream Wireless                                                              2,984
                                                                             -----------       -----------
      Total current assets                                                       130,327           158,603

Property and equipment, net of accumulated depreciation
   of $301,641 and $277,167, respectively                                        397,239           369,543
Licensing costs and other intangible assets, net of accumulated
   amortization of $105,121 and $99,051, respectively                            798,942           771,510
Investments in and advances to unconsolidated affiliates                          56,784            55,918
                                                                             -----------       -----------
                                                                             $ 1,383,292       $ 1,355,574
                                                                             ===========       ===========

                                  LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                                          $     3,630       $    11,930
   Accrued liabilities                                                            68,183            68,069
   Construction accounts payable                                                  13,352             8,825
                                                                             -----------       -----------
      Total current liabilities                                                   85,165            88,824
                                                                             -----------       -----------
Long-term debt                                                                 1,480,000         1,450,000
                                                                             -----------       -----------
Minority interest in consolidated subsidiaries                                     4,006             1,435
                                                                             -----------       -----------

Commitments and contingencies (Note 4)

Net capital deficiency:
   Preferred stock, no par value, 50,000,000 shares authorized;
      no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized;
      Class A, 70,720,344 and 70,431,554 shares issued and outstanding, respectively, and; Class B, 7,086,564 and 7,177,302 shares issued
      and outstanding, respectively                                              690,298           690,953
   Deferred compensation                                                         (13,894)          (17,389)
   Accumulated other comprehensive loss                                           (9,810)           (4,644)
   Deficit                                                                      (852,473)         (853,605)
                                                                             -----------       -----------
      Total net capital deficiency                                              (185,879)         (184,685)
                                                                             -----------       -----------
                                                                             $ 1,383,292       $ 1,355,574
                                                                             ===========       ===========

      See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Revenues:
   Subscriber revenues                            $    106,723     $     86,934
   Roamer revenues                                      44,649           23,250
   Equipment sales and other revenues                    7,939            5,679
                                                  ------------     ------------
      Total revenues                                   159,311          115,863
                                                  ------------     ------------

Operating expenses:
   Cost of service                                      18,666           15,504
   Cost of equipment sales                               9,923            7,763
   General and administrative                           37,434           26,704
   Sales and marketing                                  28,148           21,460
   Depreciation and amortization                        29,743           22,441
   Stock based compensation                              3,030
                                                  ------------     ------------
      Total operating expenses                         126,944           93,872
                                                  ------------     ------------
Operating income                                        32,367           21,991
                                                  ------------     ------------

Other income (expense):
   Interest and financing expense, net                 (31,713)         (23,296)
   Equity in net income (loss) of
      unconsolidated affiliates                            205           (4,761)
   Other, net                                              123              647
                                                  ------------     ------------
      Total other expense                              (31,385)         (27,410)
                                                  ------------     ------------
Minority interest in consolidated subsidiaries             150              192
                                                  ------------     ------------
Net income (loss) from continuing operations             1,132           (5,227)
                                                                   ------------
Net loss from discontinued operations                                   (89,861)
Cost of discontinuance                                                  (18,500)
                                                                   ------------
      Total discontinued operations                                    (108,361)
                                                  ------------     ------------
      Net income (loss)                           $      1,132     $   (113,588)
                                                  ============     ============

Basic income (loss) per share:
   Continuing operations                          $       0.01     $      (0.07)
   Discontinued operations                                                (1.42)
                                                  ------------     ------------
Basic income (loss) per share                     $       0.01     $      (1.49)
                                                  ============     ============

Diluted income (loss) per share:
   Continuing operations                          $       0.01     $      (0.07)
   Discontinued operations                                                (1.42)
                                                  ------------     ------------
Diluted income (loss) per share                   $       0.01     $      (1.49)
                                                  ============     ============

Weighted average shares outstanding:
   Basic                                            77,731,000       76,252,000
                                                  ============     ============
   Diluted                                          80,342,000       76,252,000
                                                  ============     ============

Comprehensive loss:
   Net income (loss)                              $      1,132     $   (113,588)
   Other comprehensive loss:
      Foreign currency translation                      (5,166)            (152)
                                                  ------------     ------------
Total comprehensive loss                          $     (4,034)    $   (113,436)
                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         ------------------------
                                                                           2000           1999
                                                                         --------       ---------
Operating activities:
   Net income (loss)                                                     $  1,132       $(113,588)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Net loss from discontinued operations                                                89,861
      Depreciation and amortization                                        30,703          23,396
      Stock based compensation                                              3,030           1,152
      Equity in net (income) loss of unconsolidated affiliates               (205)          4,761
      Minority interest in net loss of consolidated subsidiary               (150)           (192)
      Changes in operating assets and liabilities, net of effects
         from consolidating acquired interests                             (7,833)          7,374
                                                                         --------       ---------
      Net cash provided by operating activities                            26,677          12,764
                                                                         --------       ---------

Investing activities:
   Purchase of property and equipment                                     (48,853)        (21,367)
   Acquisition of wireless properties, net of cash acquired               (30,031)        (19,025)
   Investments in and advances to unconsolidated affiliates                (8,986)         (1,522)
   Proceeds from repayment of (advances to) discontinued subsidiary         3,565          (9,444)
   Other                                                                      (98)           (358)
                                                                         --------       ---------
      Net cash used in investing activities                               (84,403)        (51,716)
                                                                         --------       ---------

Financing activities:
   Proceeds from issuance of common stock, net                              1,059           2,485
   Additions to long-term debt                                             55,000          50,000
   Repayment of debt                                                      (25,000)
                                                                         --------       ---------
      Net cash provided by financing activities                            31,059          52,485
                                                                         --------       ---------

Change in cash and cash equivalents                                       (26,667)         13,533

Cash and cash equivalents, beginning of period                             42,735           2,192
                                                                         --------       ---------

Cash and cash equivalents, end of period                                 $ 16,068       $  15,725
                                                                         ========       =========

     See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    ORGANIZATION:

      Western Wireless Corporation ("the Company") provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One (R) ("Cellular One") brand name.

      A wholly owned subsidiary of the Company, WWC Holding Co, Inc., ("Holding Co.") owns 96% of Western Wireless International ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide.

      The condensed consolidated balance sheets as of December 31, 1999, have been derived from audited financial statements. The unaudited interim condensed financial statements dated March 31, 2000, are presented herein, but reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1999, contained in the Company's Form 10-K dated March 20, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Supplemental cash flow disclosure:

      Cash paid for interest was $31.1 million and $23.1 million for the three months ended March 31, 2000 and 1999, respectively.

      Reclassifications:

      Certain amounts in prior years' financial statements have been reclassified to conform to the 2000 presentation.

      Recently issued accounting standards:

      In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation provides for the clarification of the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") on certain issues, such as (i) the definition of an `employee' for purposes of applying the APB 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company accounts for its Management Incentive Stock Option Plan and Employee Stock Purchase Plan following the guidelines of APB 25 and related interpretations. The interpretation is not expected to have a material impact on the Company's financial position or results of operations.

      In December 1999, the SEC released Staff Accounting Bulletin Number 101("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On March 24, 2000, Staff Accounting Bulletin No. 101A - Amendment ("SAB 101A") was released to effectively delay the implementation of SAB 101 until second fiscal quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact of this bulletin on our financial position and results of operations.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.    LONG-TERM DEBT:


(Dollars in thousands)                           MARCH 31,     DECEMBER 31,
                                                   2000           1999
                                                ----------     ------------
Credit Facility:
      Revolver                                  $  750,000      $  750,000
      Term Loan                                    200,000         200,000
      Additional Facility                          125,000         100,000
10-1/2% Senior Subordinated Notes Due 2006         200,000         200,000
10-1/2% Senior Subordinated Notes Due 2007         200,000         200,000
Seller Subordinated Debt                             5,000
                                                ----------      ----------
                                                $1,480,000      $1,450,000
                                                ==========      ==========


      Credit Facility:

      At March 31, 2000, the Company had a $1.2 billion credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan and a $450 million in term loans.

      On April 25, 2000 (the "Agreement Date"), the Company refinanced the Credit Facility with a new credit facility (the "New Credit Facility"). The aggregate amount available under the New Credit Facility is $2.1 billion consisting of: (i) a $500 million term loan ("Term Loan A"); (ii) a $600 million term loan ("Term Loan B"); and (iii) two $500 million revolving loans ("Revolver A" and "Revolver B"). Proceeds from the New Credit Facility were used to repay the Company's existing Credit Facility. On the Agreement Date, the Company had outstanding $1.1 billion under the New Credit Facility. The Company will recognize an extraordinary loss for the quarter ending June 30, 2000, of approximately $13 million to $15 million for the impairment of existing deferred financing costs relating to the Company's current debt structure.

      Under the terms of Revolver A, Revolver B and Term Loan A, the Company is required to make quarterly payments on the outstanding principal balance beginning March 31, 2003. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Any unused portion of Revolver B expires one year from the Agreement Date. Under the terms of Term Loan B, the Company is required to make small quarterly payments on the outstanding principal balance beginning March 31, 2003, with a balloon payment payable September 30, 2008. The New Credit Facility contains certain financial covenants, including limitations on the amount of indebtedness, certain investments and restricted payments.

      Under the New Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate or the Eurodollar rate. The applicable margin for Revolver A, Revolver B and Term Loan A is determined quarterly based on the leverage ratio of the Company. The applicable margin on Term Loan B is 2.75% for Eurodollar advances. The Company typically borrows under the Eurodollar rate. The New Credit Facility also provides for an annual fee ranging from 0.25% to 0.50% on any undrawn commitment of Revolver A and Revolver B, payable quarterly.

      The New Credit Facility requires the Company to enter into interest rate hedge agreements to manage its exposure to interest rate fluctuations.

      10-1/2% Senior Subordinated Notes Due 2006:

      In May 1996, the Company issued at par $200 million of 10-1/2% Senior Subordinated Notes that mature on June 1, 2006 (the "2006 Notes"). Interest is payable semi-annually. The 2006 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The 2006 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries, and certain investments and acquisitions. The 2006 Notes are subordinate in right of payment to the New Credit Facility.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      10-1/2% Senior Subordinated Notes Due 2007:

      In October 1996, the Company issued at par $200 million of 10-1/2% Senior Subordinated Notes that mature on February 1, 2007 (the "2007 Notes"). Interest is payable semi-annually. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at varying redemption prices. The 2007 Notes contain certain restrictive covenants that are consistent with that of the 2006 Notes. The 2007 Notes are subordinate in right of payment to the New Credit Facility.

      The aggregate amounts of principal maturities as of the Agreement Date are as follows (dollars in thousands):

            Nine months ending December 31, 2000           $        0
            Year ending December 31,
            2001                                                    0
            2002                                                    0
            2003                                               56,000
            2004                                               81,000
            Thereafter                                      1,368,000
                                                           ----------
                                                           $1,505,000
                                                           ==========

4.    COMMITMENTS AND CONTINGENCIES:

      In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company has committed to purchase from a supplier certain wireless communications equipment and services for $200 million in aggregate. This agreement expires in July 2002. At March 31, 2000, the Company has ordered approximately $50 million under this agreement, of which approximately $17 million is outstanding.

      The Company has entered into purchase agreements to buy hardware, software, and consulting services in the aggregate of $18.5 million relating to the implementation of a new billing system. As of March 31, 2000, approximately $9 million has been paid toward these commitments.

      During the fourth quarter of 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked Meteor Mobile Communications Ltd ("MMC") number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR have appealed this ruling to the Irish Supreme Court. If the ruling is upheld on appeal, then it is most likely that: (i) the previous bids will be reviewed and re-ranked; or (ii) a new bidding process will be implemented. Management remains committed to the Irish market and believes that the attributes of its original bid that resulted in the initial number one ranking will continue to be recognized as the best plan. However, pending the outcome of the appeal, there is no assurance that the Company will retain its current ranking.

      During the period from which the Company's bid was ranked number one up through the date of the recent court decision, WWI continued to invest in MMC. However, since MMC may not be awarded the license, it is possible that the investment underlying MMC may not be realized. If MMC were not successful in its bid for this license, the estimated range of a potential loss to be recorded by WWI would range from $10 million to $14 million.

5.    EARNINGS (LOSS) PER COMMON SHARE:

      Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share are computed by dividing income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares that reduce the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      Earnings (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with a net loss, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      The components of basic and diluted income (loss) per share are as follows:

      (Dollars in thousands, except per share data)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                       -----------------------------
                                           2000              1999
                                       -----------       -----------
Numerator:
   Net income (loss) from
      continuing operations            $     1,132       $    (5,227)
   Total discontinued operations                            (108,361)
                                       -----------       -----------
   Net income (loss)                   $     1,132       $  (113,588)
                                       ===========       ===========

Denominator:
   Weighted-average shares
      Basic                             77,731,000        76,252,000
   Effect of dilutive securities:
      Dilutive options                   2,611,000
                                       -----------       -----------
   Weighted-average shares
      Diluted                           80,342,000        76,252,000
                                       ===========       ===========

Basic income (loss) per share:
      Continuing operations            $      0.01       $     (0.07)
      Discontinued operations                                  (1.42)
                                       -----------       -----------
Basic income (loss) per share          $      0.01       $     (1.49)
                                       ===========       ===========

Diluted income (loss) per share:
      Continuing operations            $      0.01       $     (0.07)
      Discontinued operations                                  (1.42)
                                       -----------       -----------
Diluted income (loss) per share        $      0.01       $     (1.49)
                                       ===========       ===========

6.    ACQUISITIONS:

      All of the following acquisitions were, or will be, accounted for using the purchase method of accounting. Substantially the entire purchase price of each of the acquisitions was, or will be, allocated to licensing costs.

      In January 2000, the Company completed the purchase of the Utah 5 Rural Service Area ("RSA") for approximately $25 million in cash and $5 million in seller subordinate debt.

      In January 2000, the Company signed an agreement to acquire the assets associated with the Arizona 6 and Wyoming 1 RSAs for an aggregate amount of approximately $67 million in cash. The purchases are pending approval from the FCC, and are expected to close in the second quarter of 2000.

      In April 2000, the Company announced an agreement to acquire the Oklahoma 4 RSA for approximately $60 million. The purchase is pending approval from the FCC, and is expected to close in the fourth quarter of 2000.

7.    RELATED PARTY TRANSACTIONS:

      The financial statements include an allocation of certain centralized costs to VoiceStream Wireless Corporation ("VoiceStream") and its affiliates, prior to and subsequent to the spin-off of VoiceStream. Such centralized items include the costs of shared senior management, customer care operations and certain back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the three months ended March 31, 2000 and 1999, the Company allocated to VoiceStream and its affiliates costs of $0.2 million and $4.8 million, respectively.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.    SEGMENT INFORMATION:

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

      The domestic cellular operations comprise all of the Company's consolidated revenues and the majority of the Company's expenses and total assets, as outlined in the table below:


                                         DOMESTIC        INT'L
(Dollars in thousands)                  OPERATIONS     OPERATIONS    CONSOLIDATED
                                        ----------     ----------    ------------
THREE MONTHS ENDED MARCH 31, 2000
   Operating income (loss)              $   36,325      $(3,958)      $   32,367
   Interest expense                         29,625        2,088           31,713
   Equity in net income (loss) of
      unconsolidated affiliates               (504)         709              205
   Total assets                          1,293,407       89,885        1,383,292
THREE MONTHS ENDED MARCH 31, 1999
   Operating income (loss)              $   27,737      $(5,746)      $   21,991
   Interest expense                         22,657          639           23,296
   Equity in net loss of
      unconsolidated affiliates                          (4,761)          (4,761)
   Total assets                          1,122,367       46,453        1,168,820

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

      The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

      Western Wireless ("the Company") provides cellular communications services in 19 western states under the Cellular One (R) ("Cellular One") brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due the Company's belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 101 Rural Service Areas and Metropolitan Statistical Areas in the United States.

      A wholly owned subsidiary of the Company, WWC Holding Co., Inc. owns 96% of Western Wireless International Corporation ("WWI') which holds non-controlling interests in entities which own wireless licenses in nine foreign countries. As of March 31, 2000, WWI interests covered a proportional population of approximately 28.6 million and had approximately 88,000 proportional subscribers. An operational status by country follows:

                      Country                        Status
                    -----------              ----------------------
                      Latvia                       Operating
                      Georgia                      Operating
                       Ghana                       Operating
                      Croatia                      Operating
                       Haiti                       Operating
                      Iceland                      Operating
                      Ireland                Under Construction (1)
                      Bolivia                  Under Construction
                    Ivory Coast                Under Construction

(1) WWI holds approximately 67% of Meteor Mobile Communications Ltd ("MMC"). On October 3, 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked MMC number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR have appealed this ruling to the Irish Supreme Court. If the ruling is upheld on appeal, then it is most likely that: (i) the previous bids will be reviewed and re-ranked; or (ii) a new bidding process will be implemented. Management remains committed to the Irish market and believes that the attributes of its original bid that resulted in the initial number one ranking will continue to be recognized as the best plan. However, pending the outcome of the appeal, there is no assurance that the Company will retain its current ranking. During the period from which the Company's bid was ranked number one up through the date of the recent court decision, WWI continued to invest in MMC. However, since MMC may not be awarded the license, it is possible that the investment underlying MMC may not be realized. If MMC were not successful in its bid for this license, the estimated range of a potential loss to be recorded by WWI would range from $10 million to $14 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      The Company had 874,700 subscribers at March 31, 2000, representing an increase of 40,000 or 4.8% from December 31, 1999. The Company had 695,500 subscribers at March 31, 1999, representing an increase of 35,100 or 5.3% from December 31, 1998.

      The following table sets forth certain financial data as it relates to the Company's operations:


(Dollars in thousands)                    THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------
                                          2000      % CHANGE       1999
                                       ---------    --------    ---------
Revenues:
   Subscriber revenues                 $ 106,723      22.8%     $  86,934
   Roamer revenues                        44,649      92.0%        23,250
   Equipment sales and other
      revenues                             7,939      39.8%         5,679
                                       ---------                ---------
         Total revenues                $ 159,311                $ 115,863

Operating expenses:
   Cost of service                     $  18,666      20.4%     $  15,504
   Cost of equipment sales                 9,923      27.8%         7,763
   General and administrative             37,434      40.2%        26,704
   Sales and marketing                    28,148      31.2%        21,460
   Depreciation and amortization          29,743      32.5%        22,441
   Stock based compensation                3,030       N.M.
                                       ---------                ---------
         Total operating expenses      $ 126,944                $  93,872

Other expense                          $ (31,385)    (14.5%)    $ (27,410)

Net income (loss) from
   continuing operations               $   1,132       N.M.     $  (5,227)

Other data:
   EBITDA - Domestic                   $  66,415      48.3%     $  44,774
   EBITDA - International                 (1,275)   (272.8%)         (342)
                                       ---------                ---------
         Total EBITDA                  $  65,140                $  44,432

Cash flows provided by (used in):
   Operating activities                $  26,677     109.0%     $  12,764
                                       =========                =========
   Investing activities                $ (84,403)    (63.2%)    $ (51,716)
                                       =========                =========
   Financing activities                $  31,059     (40.8%)    $  52,485
                                       =========                =========

      REVENUES

      The increase in subscriber revenues is primarily due to the 26% growth in the number of the Company's average subscribers for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, offset by a slight decrease in the average monthly subscriber revenue per average subscriber ("ARPU"). ARPU was $41.62 for the three months ended March 31, 2000, a 2.6% decline from $42.74 for the three months ended March 31, 1999. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will provide relative stability in ARPU in future periods. Further, over the past few years the cellular industry as a whole has also shown a decline in ARPU.

      The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's network and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy, implemented in 1998, to become the roaming partner of choice for other carriers. Roamer revenue as a percentage of total revenues for the quarter ended March 31, 2000, increased to 28.0%, compared to 20.1% for the quarter ended March 31, 1999. While the Company expects total roamer minutes and revenue to continue to increase, the year-over-year growth in roamer revenues is expected to increase at a slower rate throughout the remainder of 2000.

      Equipment sales for the three months ended March 31, 2000, which consists primarily of wireless handset and accessory sales to customers, increased primarily due to an increase in gross subscriber additions. In addition, average phone and accessory revenue per item sold increased compared to the same quarter one year ago. The mix of high-end handsets with more features comprised a larger portion of overall handset revenue during the first quarter of 2000 compared to the first quarter of 1999.

      OPERATING EXPENSES

      The increase in cost of service is primarily attributable to the increased costs of maintaining the Company's expanding wireless network to support an increase in the number of subscriber minutes of use. Cost of service per minute of use ("MOU") decreased to $0.03 per MOU for the three months ended March 31, 2000, from $0.05 per MOU for the three months ended March 31, 1999. The decrease in cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than per minute costs. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. However, the cost of service per MOU is expected to decline slightly as greater economies of scale continue to be realized.

      The increase in the Company's general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base. For the three months ended March 31, 2000, the Company's general and administrative monthly cost per average subscriber increased to $14.60 from $13.13 for the same period in 1999. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the spin-off of VoiceStream Wireless Corporation ("VoiceStream"). In addition, the Company opened an additional call center in Manhattan, Kansas during the fourth quarter of 1999 and a bilingual call center in McAllen, Texas during the first quarter of 2000. Management anticipates improved cost efficiencies to be realized on a per subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system later in the fiscal year.

      The increase in sales and marketing costs is primarily due to the increase in gross subscriber additions. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $866 for the three months ended March 31, 2000, compared to $708 for the same period in 1999. This increase is primarily due to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of net subscriber additions. The growth in disconnected subscribers is a result of a similar churn rate (representing customer attrition) applied to a larger subscriber base.

      Cost of equipment sales to the Company increased mainly to the increase in handsets sold, offset by a slight decrease in the average cost of handsets, for the three months ended March 31, 2000, compared to the same period in 1999. The Company expects that the cost for its handsets, will decrease at a slower rate or begin to level off in future periods.

      The increase in depreciation and amortization expenses is mainly attributable to the acquisition of additional wireless communication system assets. As the Company continues to expand and upgrade its wireless footprint and systems, management anticipates depreciation and amortization expense will increase in future periods.

      The stock based compensation results mainly from the amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the spin-off of VoiceStream in the second quarter of 1999. In addition, stock appreciation rights ("SARs") issued by WWI contributed approximately $1.2 million to the overall charge for the three months ended March 31, 2000.

      NET INCOME (LOSS) FROM CONTINUING OPERATIONS

      The change from a net loss during the three months ended March 31, 1999, to net income during the three months ended March 31, 2000, is mainly due to increased operating income, partially offset by increases in other expenses. The Company had no tax liability for the current quarter due to net operating loss carryforwards ("NOLs") from prior years.

      OTHER EXPENSE

      Interest and financing expense increased to $31.7 million for the three months ended March 31, 2000, compared to $23.3 million for the same period in 1999, due to an increase in average long-term debt. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average interest rate remained flat at 8.6% for the three months ended March 31, 2000, compared to the same period in 1999.

      EBITDA

      EBITDA represents operating income before depreciation, amortization and stock based compensation for the Company's operations. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

      Domestic EBITDA for the Company increased to $66.4 million for the three months ended March 31, 2000, from $44.8 million for the same period in 1999. The increase in domestic EBITDA is primarily a result of increased revenues due to the increased subscriber base and related cost efficiencies gained.

      International EBITDA for the Company's consolidated subsidiaries, which mainly represents the Ireland start-up operations and headquarter functions, increased to a negative $1.3 million for the three months ended March 31, 2000, from a negative $0.3 million for the same period in 1999. This increase results mainly from additional costs to support the expansion of WWI.

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had a credit facility (the "Credit Facility") with a consortium of lenders providing for $750 million of revolving credit and $450 million in term loans. As of March 31, 2000, $1,075 million was outstanding under the Credit Facility.

      On April 25, 2000, the Company refinanced the Credit Facility with a new credit facility (the "New Credit Facility"). The New Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. Proceeds from the New Credit Facility were used to repay the Company's existing Credit Facility. The Company will recognize an extraordinary loss for the quarter ended June 30, 2000 of approximately $13 to $15 million for the impairment of existing deferred financing costs relating to the Company's current debt structure. Based on certain covenants, the Company, at April 25, 2000, had approximately $600 million available under the New Credit Facility.

      The Company has issued $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par and $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2007 (the "2007" Notes") at par. Indebtedness under the 2006 Notes and the 2007 Notes matures June 1, 2006 and February 1, 2007, respectively. The 2006 and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions.

      For the remainder of 2000, the Company expects to spend approximately $120 million for the continued expansion of its cellular infrastructure and approximately $130 million for the purchase of cellular licenses and operations of Arizona 6 Wyoming 7 and Oklahoma 4 RSAs. The Company will utilize cash on hand, the New Credit Facility and other sources of funding, for purposes of funding its cellular and other activities.

      Net cash provided by operating activities was $26.7 million for the three months ended March 31, 2000. Adjustments to the $1.1 million net income to reconcile to net cash provided by operating activities included $30.7 million of depreciation and amortization and $3.0 million for stock based compensation. Net cash provided by operating activities was $12.8 million for the three months ended March 31, 1999.

      Net cash used in investing activities was $84.4 million for the three months ended March 31, 2000. Investing activities for such period consisted primarily of $30.0 million in acquisitions of wireless properties, primarily attributable to the purchase of the Utah 5 RSA. In addition, the Company purchased property and equipment in the amount of $48.9 million. Net cash used in investing activities was $51.7 million for the three months ended March 31, 1999.

      Net cash provided by financing activities was $31.1 million for the three months ended March 31, 2000. Financing activities for such period consisted primarily of a net addition to long-term debt of $30 million to finance the acquisition of wireless properties. Net cash provided by financing activities was $52.5 million for the three months ended March 31, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the New Credit Facility. New Credit Facility interest payments are determined by the outstanding indebtedness and the Eurodollar rate at the beginning of the period in which interest is computed. The Eurodollar rate is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collar agreements to hedge variable rate interest risk on the New Credit Facility. The following table provides information about the Company's long-term debt and derivative financial instruments that are sensitive to changes in interest rates (in millions):


                                                Expected maturity date
                                     2000      2001      2002      2003      2004      Thereafter       Total       Fair Value
Liabilities:
Maturities of long- term debt:
  Variable rate, April 25, 2000                                  $ 56.0    $ 81.0        $1,368.0    $1,505.0         $1,505.0
  Fixed rate, March 31, 2000                                                                400.0       400.0            416.0

Interest Rate Derivatives, March 31, 2000:
Interest rate derivative
financial instruments
related to debt
Interest rate caps:
Notional amounts outstanding at
  the beginning of the year       $ 210.0   $ 100.0    $ 25.0                                         $ 335.0             $0.2

The interest rate caps effectively lock $335 million of the Company's New Credit Facility borrowings between 7.5% and 7.8%.

  Interest rate collars:
  Notional amounts outstanding at
  the beginning of the year                                      $145.0    $ 55.0                     $ 200.0             $1.3

The interest rate collars effectively lock $200 million of the Company's New Credit Facility borrowings between 7.0% and 7.8%.

Interest rate swaps:
Notional amounts
outstanding at the
beginning of the year                                            $ 45.0                               $  45.0             $0.6

The interest rate swaps effectively lock $45 million of the Company's New Credit Facility borrowings between 6.1% and 6.5%.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit                     Description
            -------                     -----------
             10.60      Asset Purchase Agreement by and between Zephyr Tele-link
                        and WWC License LLC dated April 24, 2000

             10.61      Western Wireless Corporation 1994 Management Incentive
                        Stock Option Plan, as adopted and amended November 16,
                        1995, May 20, 1999, and February 3, 2000

             10.62      Loan Agreement among Western Wireless Corporation, as
                        Borrower, TD Securities (USA) Inc., as Arranger, Bank of
                        America, N.A., The Chase Manhattan Bank, and Barclays
                        Bank PLC, as Co-Documentation Agents and Co-Syndication
                        Agents, Dresdner Bank, AG, New York and Grand Cayman
                        Branches, First Union National Bank, Fleet National
                        Bank, Goldman Sachs Credit Partners LP, Cooperatieve
                        Centrale-Raiffeisen Boerenleenbank B.A. "Rabobank
                        International", New York Branch, and Union Bank of
                        California, N.A., as Managing Agents, Skandinaviska
                        Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas), Inc., as
                        Administrative Agent, dated as of April 25, 2000.

             10.63      Master Purchase Agreement between Western Wireless
                        Corporation and Nortel Networks, Inc. dated March 10,
                        2000

             27.1       Financial Data Schedule


      (b)   Reports on Form 8-K

            A Form 8-K was filed on February 11, 2000, reporting Western Wireless' financial and operating results for the fourth quarter ended 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation


By: /s/ THERESA E. GILLESPIE              By: /s/ SCOTT SOLEY
   ----------------------------------        ----------------------------------
    Theresa E. Gillespie                      Scott Soley
    Executive Vice President                  Executive Director of Accounting
                                              (Chief Accounting Officer)


                               Dated: May 12, 2000

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------
 10.60      Asset Purchase Agreement by and between Zephyr Tele-link and WWC
            License LLC dated April 24, 2000

 10.61      Western Wireless Corporation 1994 Management Incentive Stock Option
            Plan, as adopted and amended November 16, 1995, May 20, 1999, and
            February 3, 2000

 10.62      Loan Agreement among Western Wireless Corporation, as Borrower, TD
            Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase
            Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand
            Cayman Branches, First Union National Bank, Fleet National Bank,
            Goldman Sachs Credit Partners LP, Cooperatieve Centrale-Raiffeisen
            Boerenleenbank B.A. "Rabobank International", New York Branch, and
            Union Bank of California, N.A., as Managing Agents, Skandinaviska
            Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of April 25, 2000.

 10.63      Master Purchase Agreement between Western Wireless Corporation and
            Nortel Networks, Inc. dated March 10, 2000

 27.1       Financial Data Schedule