Form 10-Q
period 2000-06-30
WESTERN WIRELESS CORP
filed 2000-08-11
CIK 930738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO_______________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WASHINGTON                                      91-1638901
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


           3650 131ST AVENUE S.E.,
            BELLEVUE, WASHINGTON                              98006
  ----------------------------------------                  ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                     Shares Outstanding as of August 7, 2000
 ----------------------------------      ---------------------------------------
 Class A Common Stock, no par value                   70,889,379
 Class B Common Stock, no par value                    7,075,059

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS



                                                                                                                           Page
                                                                                                                           ----
PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.................................      3

         Condensed Consolidated Statements of Operations and Comprehensive Loss
         for the Three and Six Months Ended June 30, 2000 and June 30, 1999..............................................      4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2000 and June 30, 1999........................................................      5

         Notes to Condensed Consolidated Financial Statements............................................................      6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................     11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK....................................................     18


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS...............................................................................................     19

ITEM 2.  CHANGES IN SECURITIES...........................................................................................     19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................................     19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................     19

ITEM 5.  OTHER INFORMATION...............................................................................................     19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................................     19

                          WESTERN WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   June 30,
                                                                                    2000          December 31,
                                                                                 (Unaudited)         1999
                                                                                 -----------      -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                     $    13,999      $    42,735
   Accounts receivable, net of allowance for doubtful accounts of
     $12,176 and $11,199, respectively                                                86,935           75,846
   Inventory                                                                           9,654            9,680
   Prepaid expenses and other current assets                                          20,371           27,358
   Receivable from VoiceStream Wireless                                                                 2,984
                                                                                 -----------      -----------
      Total current assets                                                           130,959          158,603

Property and equipment, net of accumulated depreciation
   of $328,224 and $277,167, respectively                                            459,899          369,543
Licensing costs and other intangible assets, net of accumulated
   amortization of $101,753 and $99,051, respectively                                896,288          771,510
Investments in and advances to unconsolidated affiliates                              31,542           55,918
Other assets                                                                          10,988
                                                                                 -----------      -----------
                                                                                 $ 1,529,676      $ 1,355,574
                                                                                 ===========      ===========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                                              $    14,867      $    11,930
   Accrued liabilities and other                                                      88,361           68,069
   Construction accounts payable                                                       8,715            8,825
                                                                                 -----------      -----------
      Total current liabilities                                                      111,943           88,824
                                                                                 -----------      -----------

Long-term debt                                                                     1,592,066        1,450,000
                                                                                 -----------      -----------

Minority interest in consolidated subsidiaries                                        16,342            1,435
                                                                                 -----------      -----------

Commitments and contingencies (Note 4)

Net capital deficiency:
   Preferred stock, no par value, 50,000,000 shares authorized;
      no shares issued and outstanding
   Common stock, no par value, 300,000,000 shares authorized; Class A,
      70,856,787 and 70,431,554 shares issued and outstanding, respectively, and; Class B, 7,075,374 and 7,177,302 shares issued
      and outstanding, respectively                                                  689,591          690,953
   Deferred compensation                                                             (11,398)         (17,389)
   Accumulated other comprehensive loss                                              (10,940)          (4,644)
   Deficit                                                                          (857,928)        (853,605)
                                                                                 -----------      -----------
      Total net capital deficiency                                                  (190,675)        (184,685)
                                                                                 -----------      -----------
                                                                                 $ 1,529,676      $ 1,355,574
                                                                                 ===========      ===========









      See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended June 30,          Six months ended June 30,
                                                         ------------------------------      ------------------------------
                                                             2000              1999              2000              1999
                                                         ------------      ------------      ------------      ------------
Revenues:
     Subscriber revenues                                 $    114,793      $     95,268      $    221,516      $    182,202
     Roamer revenues                                           54,503            34,431            99,152            57,681
     Equipment sales and other revenues                        13,635             6,852            21,574            12,531
                                                         ------------      ------------      ------------      ------------
          Total revenues                                      182,931           136,551           342,242           252,414
                                                         ------------      ------------      ------------      ------------

Operating expenses:
     Cost of service                                           25,536            15,448            44,202            30,952
     Cost of equipment sales                                   10,304             8,061            20,227            15,824
     General and administrative                                39,195            28,848            76,629            55,552
     Sales and marketing                                       29,858            22,446            58,006            43,906
     Depreciation and amortization                             30,176            26,604            59,919            49,045
     Stock based compensation                                   5,470            66,496             8,500            66,496
                                                         ------------      ------------      ------------      ------------
          Total operating expenses                            140,539           167,903           267,483           261,775
                                                         ------------      ------------      ------------      ------------

Operating income (loss)                                        42,392           (31,352)           74,759            (9,361)
                                                         ------------      ------------      ------------      ------------

Other income (expense):
     Interest and financing expense, net                      (33,952)          (23,504)          (65,665)          (46,800)
     Equity in net loss of unconsolidated affiliates             (691)           (2,924)             (486)           (7,685)
     Other, net                                                (1,022)            1,380              (899)            2,027
                                                         ------------      ------------      ------------      ------------
          Total other expense                                 (35,665)          (25,048)          (67,050)          (52,458)
                                                         ------------      ------------      ------------      ------------

Minority interest in consolidated subsidiaries                    195               747               345               939
                                                         ------------      ------------      ------------      ------------

Net income (loss) from continuing operations                    6,922           (55,653)            8,054           (60,880)
                                                         ------------      ------------      ------------      ------------

Net (loss) from discontinued operations                                           7,709                             (82,152)
Cost of discontinuance                                                                                              (18,500)
                                                                           ------------                        ------------
          Total discontinued operations                                           7,709                            (100,652)

Extraordinary loss on early extinguishment of debt            (12,377)                            (12,377)
                                                         ------------      ------------      ------------      ------------

          Net loss                                       $     (5,455)     $    (47,944)     $     (4,323)     $   (161,532)
                                                         ============      ============      ============      ============

Basic income (loss) per share:
   Continuing operations                                 $       0.09      $      (0.73)     $       0.10      $      (0.79)
   Discontinued operations                                                         0.10                               (1.31)
   Extraordinary item                                           (0.16)                              (0.16)
                                                         ------------      ------------      ------------      ------------
Basic loss per share                                     $      (0.07)     $      (0.63)     $      (0.06)     $      (2.10)
                                                         ============      ============      ============      ============

Diluted income (loss) per share:
   Continuing operations                                 $       0.09      $      (0.73)     $       0.10      $      (0.79)
   Discontinued operations                                                         0.10                               (1.31)
   Extraordinary item                                           (0.16)                              (0.15)
                                                         ------------      ------------      ------------      ------------
Diluted loss per share                                   $      (0.07)     $      (0.63)     $      (0.05)     $      (2.10)
                                                         ============      ============      ============      ============

Weighted average shares outstanding:
   Basic                                                   77,848,000        76,611,000        77,789,000        76,734,000
                                                         ============      ============      ============      ============
   Diluted                                                 80,287,000        76,611,000        80,309,000        76,734,000
                                                         ============      ============      ============      ============

Comprehensive loss:
      Net loss                                           $     (5,455)     $    (47,944)     $     (4,323)     $   (161,532)
      Other comprehensive loss:
          Foreign currency translation                         (1,130)             (333)           (6,296)             (181)
                                                         ------------      ------------      ------------      ------------
Total comprehensive loss                                 $     (6,585)     $    (48,277)     $    (10,619)     $   (161,713)
                                                         ============      ============      ============      ============


      See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six months ended June 30,
                                                                      ----------------------------
                                                                         2000              1999
                                                                      -----------      -----------
Operating activities:
   Net loss                                                           $    (4,323)     $  (161,532)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Net loss from discontinued operations                                                 82,152
      Extraordinary loss on early extinguishment of debt                   12,377
      Depreciation and amortization                                        61,656           50,729
      Stock based compensation                                              8,500           66,496
      Equity in net loss of unconsolidated affiliates                         486            7,685
      Minority interest in consolidated subsidiaries                         (345)            (939)
      Changes in operating assets and liabilities, net of effects
          from consolidating acquired interests                             4,906          (25,151)
                                                                      -----------      -----------
      Net cash provided by operating activities                            83,257           19,440
                                                                      -----------      -----------

Investing activities:
   Purchase of property and equipment                                    (127,649)         (59,670)
   Additions to licensing costs and other intangible assets               (22,362)          (1,573)
   Acquisition of wireless properties, net of cash acquired               (90,782)        (124,318)
   Investments in and advances to unconsolidated affiliates                (6,329)         (10,408)
   Proceeds from repayment of advances to discontinued subsidiary           3,438           21,588
   Return of investment from VoiceStream Wireless                                           20,000
                                                                      -----------      -----------
      Net cash used in investing activities                              (243,684)        (154,381)
                                                                      -----------      -----------

Financing activities:
   Proceeds from issuance of common stock, net                              1,691            3,089
   Additions to long-term debt                                          1,280,000          135,000
   Repayment of long-term debt                                         (1,150,000)
                                                                      -----------      -----------
      Net cash provided by financing activities                           131,691          138,089
                                                                      -----------      -----------

Change in cash and cash equivalents                                       (28,736)           3,148

Cash and cash equivalents, beginning of period                             42,735            2,192
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $    13,999      $     5,340
                                                                      ===========      ===========







      See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      ORGANIZATION:

        Western Wireless Corporation (the "Company") provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One(R) ("Cellular One") brand name.

        A wholly owned subsidiary of the Company, WWC Holding Co, Inc., ("Holding Co.") owns 96% of Western Wireless International Corporation ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide.

        The condensed consolidated balance sheet as of December 31, 1999, has been derived from audited financial statements. The unaudited interim condensed financial statements dated June 30, 2000, are presented herein, but reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1999, contained in the Company's Form 10-K dated March 20, 2000.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of consolidation:

        The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its affiliate investments in which the Company has a greater than 50% interest. All affiliate investments in which the Company has between a 20% and 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of June 30, 2000, the Company consolidates four of WWI's joint ventures: Ireland, Haiti, Ghana and Bolivia.

        Supplemental cash flow disclosure:

        Cash paid for interest was $60.6 million and $45.6 million for the six months ended June 30, 2000, and June 30, 1999, respectively.

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

        In December 1999, the SEC released Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer. On March 24, 2000, Staff Accounting Bulletin No. 101A - Amendment ("SAB 101A") was released to effectively delay the implementation of SAB 101 until second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, Staff Accounting Bulletin No. 101B - Second Amendment ("SAB 101B") was issued and amends the transition provisions of SAB 101 and effectively supersedes the original extension provided for in SAB 101A. SAB 101B further delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. We are currently evaluating the impact of this bulletin on our financial position and results of operations.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, issued in June 2000, establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and the measurement of those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

3.      LONG-TERM DEBT:

(Dollars in thousands)                           JUNE 30,     DECEMBER 31,
                                                  2000           1999
                                               ----------     ----------
Credit Facility:
      Revolvers                                $   80,000     $  750,000
      Term Loans                                1,100,000        200,000
      Additional Facility                                        100,000
10-1/2% Senior Subordinated Notes Due 2006        200,000        200,000
10-1/2% Senior Subordinated Notes Due 2007        200,000        200,000
Other                                              12,066
                                               ----------     ----------
                                               $1,592,066     $1,450,000
                                               ==========     ==========

        Credit Facility:

        The Company began the quarter with a $1.2 billion credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan and a $450 million in term loans.

        On April 25, 2000 (the "Agreement Date"), the Company refinanced the Credit Facility with a new credit facility (the "New Credit Facility"). The aggregate amount available under the New Credit Facility is $2.1 billion consisting of: (i) a $500 million term loan ("Term Loan A"); (ii) a $600 million term loan ("Term Loan B"); and (iii) two $500 million revolving loans ("Revolver A" and "Revolver B"). Proceeds from the New Credit Facility were used to repay the Company's existing Credit Facility. The Company recognized an extraordinary loss for the quarter ending June 30, 2000, of $12.4 million for the impairment of existing deferred financing costs relating to the Company's previous Credit Facility.

        Under the terms of Revolver A, Revolver B and Term Loan A, the Company is required to make quarterly payments on the outstanding principal balance beginning March 31, 2003. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Any unused portion of Revolver B expires one year from the Agreement Date. Under the terms of Term Loan B, the Company is required to make small quarterly payments on the outstanding principal balance beginning March 31, 2003, with a balloon payment due September 30, 2008. The New Credit Facility contains certain financial covenants, including limitations on the amount of indebtedness, certain investments, and restricted payments.

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

        The aggregate amounts of principal maturities as of June 30, 2000, are as follows (dollars in thousands):

        Six months ending December 31, 2000                $           0
        Year ending December 31,
        2001                                                           0
        2002                                                           0
        2003                                                      64,000
        2004                                                      93,000
        Thereafter                                             1,435,066
                                                           --------------
                                                           $   1,592,066
                                                           ==============


4.      COMMITMENTS AND CONTINGENCIES:

        In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company has committed to purchase from various suppliers, wireless communications equipment and services. These agreements expire at various dates through 2002. The aggregate amount of these commitments totals approximately $350 million. At June 30, 2000, the Company has ordered approximately $88 million under these agreements, of which approximately $24 million is awaiting delivery.

        The Company has entered into purchase agreements to buy hardware, software, and consulting services in the aggregate of $18.5 million relating to the implementation of a new billing system. As of June 30, 2000, approximately $9.0 million has been paid toward these commitments.

5.      INCOME (LOSS) PER COMMON SHARE:

        Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of income per share - "basic" and "diluted." Basic income per share is computed by dividing income available to shareholders (the numerator) by the weighted-average number of shares (the denominator) for the period. The computation of diluted income per share is similar to basic income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares that reduce the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

        Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with a net loss, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        The components of basic and diluted income (loss) per share are as follows:

        (Dollars in thousands, except per share data)


                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                               JUNE 30,
                                     ----------------------------------      ----------------------------------
                                          2000                1999                2000                1999
                                     ----------------------------------      ----------------------------------
Numerator:
  Net income (loss) from             $        6,922      $      (55,653)     $        8,054      $      (60,880)
   continuing operations
  Total discontinued operations                                   7,709                                (100,652)
  Extraordinary loss on early
    extinguishments of debt                 (12,377)                                (12,377)
                                     --------------      --------------      --------------      --------------
   Net loss                          $       (5,455)     $      (47,944)     $       (4,323)     $     (161,532)
                                     ==============      ==============      ==============      ==============

Denominator:
  Weighted-average shares:
    Basic                                77,848,000          76,611,000          77,789,000          76,734,000
  Effect of dilutive securities:
    Dilutive options                      2,439,000                               2,520,000
                                     --------------      --------------      --------------      --------------
  Weighted-average shares:
    Diluted                              80,287,000          76,611,000          80,309,000          76,734,000
                                     ==============      ==============      ==============      ==============

Basic income (loss) per share:
  Continuing operations              $         0.09      $        (0.73)     $         0.10      $        (0.79)
  Discontinued operations                                          0.10                                   (1.31)
  Extraordinary item                          (0.16)                                  (0.16)
                                     --------------      --------------      --------------      --------------
Basic loss per share                 $        (0.07)     $        (0.63)     $        (0.06)     $        (2.10)
                                     ==============      ==============      ==============      ==============

Diluted income (loss) per share:
  Continuing operations              $         0.09      $        (0.73)     $         0.10      $        (0.79)
  Discontinued operations                                          0.10                                   (1.31)
  Extraordinary item                          (0.16)                                  (0.15)
                                     --------------      --------------      --------------      --------------
Diluted loss per share               $        (0.07)     $        (0.63)     $        (0.05)     $        (2.10)
                                     ==============      ==============      ==============      ==============

6.      ACQUISITIONS:

        All of the following acquisitions were, or will be, accounted for using the purchase method of accounting. Substantially the entire purchase price of each of the acquisitions was, or will be, allocated to licensing costs.

        In July 2000, the Company signed an agreement to acquire the assets associated with the Arizona 4 and California 7 Rural Service Areas (RSA) for an aggregate amount of approximately $202.5 million in cash. The purchases are pending approval from the FCC, and are expected to close in the fourth quarter of 2000.

        In July 2000, the Company completed the purchase of the Oklahoma 4 RSA for approximately $60 million.

        In May 2000, the Company completed the purchases of the Wyoming 1 RSA for approximately $46 million, and the Arizona 6 RSA for approximately $20.2 million.

        In January 2000, the Company completed the purchase of the Utah 5 RSA for approximately $25 million in cash and $5 million in seller subordinate debt.

7.      RELATED PARTY TRANSACTIONS:

        The financial statements include an allocation of certain centralized costs to VoiceStream Wireless Corporation ("VoiceStream") and its affiliates, prior to and subsequent to the spin-off of VoiceStream. Such centralized items include the costs of shared senior management, customer care operations and certain domestic back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the three months ended June 30, 2000 and 1999, the Company allocated to VoiceStream and its affiliates costs of $0.2 million and $2.4 million, respectively, and $0.4 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.      SEGMENT INFORMATION:

        The Company's operations consist of both domestic and international operations. The Company mainly provides cellular services in rural markets in the western United States. The Company's international operations consist of both consolidated and unconsolidated joint ventures throughout the world. Certain centralized back office costs and assets benefit all of the Company's domestic and international operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

        The domestic cellular operations comprise substantially all of the Company's consolidated revenues and the majority of the Company's expenses and total assets, as outlined in the table below:

(Dollars in thousands)                               DOMESTIC       INTERNATIONAL
                                                    OPERATIONS        OPERATIONS      CONSOLIDATED
                                                    -----------      -----------      ------------
THREE MONTHS ENDED JUNE 30, 2000
  Total revenues                                    $   177,745      $     5,186      $   182,931
  Total operating expenses                              129,906           10,633          140,539
  Operating income (loss)                                47,839           (5,447)          42,392
SIX MONTHS ENDED JUNE 30, 2000
  Total revenues                                    $   337,054      $     5,188      $   342,242
  Total operating expenses                              254,251           13,232          267,483
  Operating income (loss)                                82,803           (8,044)          74,759
  Total assets                                        1,417,312          112,364        1,529,676

(Dollars in thousands)                               DOMESTIC       INTERNATIONAL
                                                    OPERATIONS        OPERATIONS      CONSOLIDATED
                                                    -----------      -----------      ------------
THREE MONTHS ENDED JUNE 30, 1999
  Total revenues                                    $   136,551                       $   136,551
  Total operating expenses                              166,120      $     1,783          167,903
  Operating loss                                        (29,569)          (1,783)         (31,352)
SIX MONTHS ENDED JUNE 30, 1999
  Total revenues                                    $   252,414                       $   252,414
  Total operating expenses                              259,650      $     2,125          261,775
  Operating loss                                         (7,236)          (2,125)          (9,361)

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

OVERVIEW

        Western Wireless (the "Company") provides cellular communications services in 19 western states under the Cellular One(R) ("Cellular One") brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to the Company's belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 103 Rural Service Areas and Metropolitan Statistical Areas in the United States.

        A wholly owned subsidiary of the Company, WWC Holding Co., Inc. owns 96% of Western Wireless International Corporation ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide. WWI owns wireless licenses in nine foreign countries and currently has a controlling interest in four of these countries: Ghana, Haiti, Ireland and Bolivia. Of the Company's four consolidated subsidiaries, WWI anticipates launching operations in Ireland and Bolivia during the fourth quarter of 2000. As of June 30, 2000, WWI interests covered a proportional population of approximately 28.6 million and had approximately 110,000 proportional subscribers. An operational status by country follows:

     CONSOLIDATED INVESTMENTS                EQUITY INVESTMENTS
     ------------------------                ------------------
     Country        Status                   Country       Status
     -------        ------                   -------       ------
     Ghana          Operating                Latvia        Operating
     Haiti          Operating                Georgia       Operating
     Bolivia        Under Construction       Croatia       Operating
     Ireland (1)    Under Construction       Iceland       Operating
                                             Ivory Coast   Under Construction



        (1) During the fourth quarter of 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked Meteor Mobile Communications Ltd ("MMC") number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR appealed this ruling to the Irish Supreme Court. On May 18, 2000, the court upheld the regulator's decision and Meteor was granted its license on June 19, 2000. The ruling has allowed WWI to proceed with network build out and planned launch during the fourth quarter of 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

        The Company had 930,500 subscribers at June 30, 2000, representing an increase of 55,800 or 6.4% from March 31, 2000. The Company had 737,600 subscribers at June 30, 1999, representing an increase of 42,100 or 6.1% from March 31, 1999.


             The following table sets forth certain financial data as it relates to the Company's operations:


(Dollars in thousands)                                        THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------
                                                       2000           % CHANGE           1999
                                                    -----------      -----------      -----------
Revenues:
      Subscriber revenues                           $   114,793             20.5%     $    95,268
      Roamer revenues                                    54,503             58.3%          34,431
      Equipment sales and other
        revenues                                         13,635             99.0%           6,852
                                                    -----------                       -----------
          Total revenues                            $   182,931                       $   136,551

Operating expenses:
      Cost of service                               $    25,536             65.3%     $    15,448
      Cost of equipment sales                            10,304             27.8%           8,061
      General and administrative                         39,195             35.9%          28,848
      Sales and marketing                                29,858             33.0%          22,446
      Depreciation and amortization                      30,176             13.4%          26,604
      Stock based compensation                            5,470            (91.8%)         66,496
                                                    -----------                       -----------
          Total operating expenses                  $   140,539                       $   167,903

Other expense                                       $   (35,665)           (42.4%)    $   (25,048)

Net income (loss) from continuing
   operations                                       $     6,922             N.M.      $   (55,653)

Other data:
      EBITDA - Domestic                             $    79,462             25.1%     $    63,544
      EBITDA - International                             (1,424)            20.7%          (1,796)
                                                    -----------                       -----------
          Total EBITDA                              $    78,038                       $    61,748

Cash flows provided by (used in):
      Operating activities                          $    56,580             N.M.      $     6,676
                                                    ===========                       ===========
      Investing activities                          $  (159,281)            N.M.      $  (102,665)
                                                    ===========                       ===========
      Financing activities                          $   100,632             N.M.      $    85,604
                                                    ===========                       ===========

        REVENUES

        The increase in subscriber revenues is primarily due to the 26% growth in the number of the Company's average domestic subscribers for the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999, offset by a decrease in the average domestic monthly subscriber revenue per average subscriber ("ARPU"). ARPU was $42.39 for the three months ended June 30, 2000, a 4.4% decline from $44.32 for the three months ended June 30, 1999. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will provide relative stability in ARPU in future periods.

        The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's domestic network, partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy to become the roaming partner of choice. Roamer revenue as a percentage of total revenues for the quarter ended June 30, 2000, increased to 29.8%, compared to 25.2% for the quarter ended June 30, 1999. While the Company expects total roamer minutes and revenue to continue to increase, the year-over-year growth in roamer revenues is expected to increase at a slower rate throughout the remainder of 2000. During May 2000, the Company entered the last year of the current roamer agreement with AT&T Corporation ("AT&T Wireless"), its largest roaming partner. The Company expects to negotiate a new agreement with AT&T Wireless at a lower rate. Management believes an increased volume of roamer minutes with AT&T Wireless and other carriers will offset any rate reduction.

        Equipment sales and other revenues for the three months ended June 30, 2000, consist primarily of wireless handset and accessory sales to its domestic customers, and revenues from the Company's international segment. Domestic wireless handset and accessory sales increased due to an increase in gross subscriber additions. The average handset and accessory revenue per item sold increased compared to the same quarter one year ago. The mix of high-end handsets with more features comprised a larger portion of overall handset revenue during the second quarter of 2000 compared to the second quarter of 1999. Additionally, for the three months ended June 30, 2000, the Company's international segment reported revenues for WWI's consolidated joint ventures. The Company expects that international revenue will become a more significant component of other revenues in future periods as WWI continues to launch operations in its majority owned joint ventures.

        OPERATING EXPENSES

        The increase in cost of service is mainly attributable to the increased costs of maintaining the Company's expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Further, $1.7 million of the increase is attributable to the Company's international segment. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. Domestic cost of service per minute of use ("MOU") decreased to $0.03 per MOU for the three months ended June 30, 2000, from $0.04 per MOU for the three months ended June 30, 1999. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than per minute costs. Domestic cost of service per MOU is expected to continue to decline as greater economies of scale continue to be realized. International cost of service is expected to increase as the Company's international segment continues to expand its existing wireless network and start-up operations.

        The increase in general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base and partly due to the growth in the Company's international segment. For the three months ended June 30, 2000, the Company's domestic general and administrative monthly cost per average subscriber increased slightly to $12.91 from $12.59 for the same period in 1999. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the spin-off of VoiceStream Wireless Corporation ("VoiceStream") and the new call centers in Manhattan, Kansas and McAllen, Texas, that opened during the fourth quarter of 1999 and the first quarter of 2000, respectively. Management anticipates improved cost efficiencies to be realized on a per domestic subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system later in the fiscal year. The increase in international general and administrative costs is primarily due to pre-operating costs related to start-up activities in Ireland and Bolivia. Management anticipates that as the Company's international operations continue to grow the costs associated with supporting these operations will increase.

        The increase in sales and marketing costs is primarily due to the increase in domestic gross and net subscriber additions. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $659 for the three months ended June 30, 2000, compared to $678 for the same period in 1999. This decrease is mainly attributable to the costs being spread over a larger number of net subscriber additions, which increased 31.7% during the second quarter of 2000 compared to the second quarter of 1999 as a result of lower customer churn.

        Cost of equipment sales increased mainly due to the increase in domestic handsets sold and the increased average cost of handsets, for the three months ended June 30, 2000, compared to the same period in 1999. The Company expects that the cost for its domestic handsets will remain flat for the remainder of 2000.

        The increase in depreciation and amortization expenses is mainly attributable to the acquisition of additional wireless communication systems in both the Company's domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expense will increase in future periods.

        The decrease in stock based compensation results primarily from the charge related to the amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the spin-off of VoiceStream in the second quarter of 1999.

        NET INCOME (LOSS) FROM CONTINUING OPERATIONS

        The change from a net loss from continuing operations during the three months ended June 30, 1999, to net income from continuing operations during the three months ended June 30, 2000, is mainly due to the $66.5 million in stock based compensation expense as a result of the spin-off of VoiceStream in 1999. The Company had no tax liability for the current quarter due to net operating loss carryforwards ("NOLs") from prior years.

        OTHER EXPENSE

        Interest and financing expense increased to $34.0 million for the three months ended June 30, 2000, compared to $23.5 million for the same period in 1999, due to an increase in average outstanding long-term debt and a year-over-year increase in average interest rates. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average interest rate was 9.4% for the three months ended June 30, 2000, as compared to 8.4% for the same period in 1999.

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

        Domestic EBITDA for the Company increased to $79.5 million for the three months ended June 30, 2000, from $63.5 million for the same period in 1999. The increase in domestic EBITDA is primarily a result of increased revenues due to the increased subscriber base and related cost efficiencies gained and increased roaming revenues.

        International EBITDA for the Company's consolidated subsidiaries, which represent Ireland and Bolivia start-up costs, as well as Ghana and Haiti on-going operations and WWI headquarter functions, remained relatively stable compared to the same period in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

        The Company had 930,500 subscribers at June 30, 2000, representing an increase of 95,800 or 11.5% from December 31, 1999. The Company had 737,600 subscribers at June 30, 1999, representing an increase of 77,200 or 11.7% from December 31, 1998.

             The following table sets forth certain financial data as it relates to the Company's operations:


(Dollars in thousands)                                        SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------
                                                       2000           % CHANGE           1999
                                                    -----------      -----------      -----------
Revenues:
      Subscriber revenues                           $   221,516             21.6%     $   182,202
      Roamer revenues                                    99,152             71.9%          57,681
      Equipment sales and other
        revenues                                         21,574             72.2%          12,531
                                                    -----------                       -----------
          Total revenues                            $   342,242                       $   252,414

Operating expenses:
      Cost of service                               $    44,202             42.8%     $    30,952
      Cost of equipment sales                            20,227             27.8%          15,824
      General and administrative                         76,629             37.9%          55,552
      Sales and marketing                                58,006             32.1%          43,906
      Depreciation and amortization                      59,919             22.2%          49,045
      Stock based compensation                            8,500            (87.2%)         66,496
                                                    -----------                       -----------
          Total operating expenses                  $   267,483                       $   261,775

Other expense                                       $   (67,050)           (27.8%)    $   (52,458)

Net income (loss) from continuing
   operations                                       $     8,054             N.M.      $   (60,880)

Other data:
      EBITDA - Domestic                             $   145,875             34.7%     $   108,318
      EBITDA - International                             (2,697)           (26.1%)         (2,138)
                                                    -----------                       -----------
          Total EBITDA                              $   143,178                       $   106,180

Cash flows provided by (used in):
      Operating activities                          $    83,257             N.M.      $    19,440
                                                    ===========                       ===========
      Investing activities                          $  (243,684)            N.M.      $  (154,381)
                                                    ===========                       ===========
      Financing activities                          $   131,691             N.M.      $   138,089
                                                    ===========                       ===========

        REVENUES

        The increase in subscriber revenues is primarily due to the 26.3% growth in the number of the Company's average domestic subscribers for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, offset by a slight decrease in the average monthly domestic subscriber revenue per average subscriber ("ARPU"). ARPU was $41.83 for the six months ended June 30, 2000, a 3.7% decline from $43.44 for the six months ended June 30, 1999. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will provide relative stability in ARPU in future periods.

        The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's network, partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy to become the roaming partner of choice. Roamer revenue as a percentage of total revenues for the six months ended June 30, 2000, increased to 29.0%, compared to 22.9% for the six months ended June 30, 1999. While the Company expects total roamer minutes and revenue to continue to increase, the year-over-year growth in roamer revenues is expected to increase at a slower rate throughout the remainder of 2000. During May 2000, the Company entered the last year of the current roamer agreement with AT&T Corporation ("AT&T Wireless"), its largest roaming partner. The Company expects to negotiate a new agreement with AT&T Wireless at a lower rate. Management believes that the increased volume of roamer minutes with AT&T Wireless and other carriers will offset any rate reduction.

        Equipment sales and other revenues for the six months ended June 30, 2000, consist primarily of wireless handset and accessory sales to the Company's domestic customers, and revenues from its international segment. Domestic wireless handset and accessory sales increased due to an increase in gross subscriber additions. The average handset and accessory revenue per item sold increased compared to the same period one year ago. The mix of high-end handsets with more features comprised a larger portion of overall handset revenue during the six months ended June 30, 2000, compared to the same period one year ago. Additionally, for the six months ended June 30, 2000, the Company's international segment reported revenues for WWI's consolidated joint ventures. The Company expects that international revenue will become a more significant component of other revenues in future periods as WWI continues to launch operations in its majority owned joint ventures.

        OPERATING EXPENSES

        The increase in cost of service is mainly attributable to the increased costs of maintaining the Company's expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Further, a portion of the increase is attributable to the Company's international segment. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. Domestic cost of service per minute of use ("MOU") decreased to $0.03 per MOU for the six months ended June 30, 2000, from $0.04 per MOU for the six months ended June 30, 1999. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than per minute costs. Domestic cost of service per MOU is expected to continue to decline as greater economies of scale continue to be realized. International cost of service is expected to increase as the Company's international segment continues to expand its existing wireless network and start-up operations.

        The increase in general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base and partly due to the growth in the Company's international segment. For the six months ended June 30, 2000, the Company's domestic general and administrative monthly cost per average subscriber increased to $13.43 from $12.74 for the same period in 1999. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the spin-off of VoiceStream Wireless Corporation ("VoiceStream") and the new call centers in Manhattan, Kansas and McAllen, Texas, that opened during the fourth quarter of 1999 and the first quarter of 2000, respectively. Management anticipates improved cost efficiencies to be realized on a per domestic subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system later in the fiscal year. The increase in international general and administrative costs is primarily due to pre-operating costs related to start-up activities in Ireland and Bolivia. Management anticipates that as the Company's international operations continue to grow the costs associated with supporting these operations will increase.

        The increase in sales and marketing costs is primarily due to the increase in domestic gross and net subscriber additions. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $748 for the six months ended June 30, 2000, compared to $692 for the same period in 1999. This increase is largely due to a growth in the number of disconnected subscribers partially offset by spreading the costs over a greater number of net subscriber additions. The growth in disconnected subscribers is the result of a similar churn rate (representing customer attrition) applied to a larger subscriber base.

        Cost of equipment sales to the Company increased mainly due to the increase in domestic handsets sold, for the six months ended June 30, 2000, compared to the same period in 1999. The Company expects that the cost for its domestic handsets will remain flat for the remainder of 2000.

        The increase in depreciation and amortization expenses is mainly attributable to the acquisition of additional wireless communication systems in both the Company's domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expense will increase in future periods.

        The decrease in stock based compensation results primarily from the charge related to the amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the spin-off of VoiceStream in the second quarter of 1999.

        NET INCOME (LOSS) FROM CONTINUING OPERATIONS

        The change from a net loss from continuing operations during the six months ended June 30, 1999, to net income from continuing operations during the six months ended June 30, 2000, is mainly due to the $66.5 million in stock based compensation expense as a result of the spin-off of VoiceStream in 1999. The Company had no tax liability for the current period due to net operating loss carryforwards ("NOLs") from prior years.

        OTHER EXPENSE

        Interest and financing expense increased to $65.7 million for the six months ended June 30, 2000, compared to $46.8 million for the same period in 1999, due to an increase in average outstanding long-term debt and a year-over-year increase in average interest rates. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average interest rate increased to 9.0% for the six months ended June 30, 2000, compared to 8.2% for the same period in 1999.

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

        Domestic EBITDA for the Company increased to $145.9 million for the six months ended June 30, 2000, from $108.3 million for the same period in 1999. The increase in domestic EBITDA is primarily a result of increased revenues due to the increased subscriber base and related cost efficiencies gained and increased roaming revenues.

        International EBITDA for the Company's consolidated subsidiaries, which represents Ireland and Bolivia start-up costs, as well as Ghana and Haiti on-going operations and WWI headquarter functions, remained relatively stable compared to the same period in 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company began the quarter with a $1.2 billion credit facility with a consortium of lenders (the "Credit Facility"), in the form of a $750 million revolving credit loan and a $450 million in term loans.

        On April 25, 2000, the Company refinanced the Credit Facility with a new credit facility (the "New Credit Facility"). The New Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. Proceeds from the New Credit Facility were used to repay the Company's existing Credit Facility. The Company has recognized an extraordinary loss for the quarter ended June 30, 2000 of approximately $12.4 million for the impairment of existing deferred financing costs relating to the Company's previous Credit Facility. As of June 30, 2000, $1,180 million was outstanding under the Credit Facility. Based on certain covenants, the Company, at June 30, 2000, had approximately $590 million available to borrow under the New Credit Facility.

        The Company has issued $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par and $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2007 (the "2007" Notes") at par. Indebtedness under the 2006 Notes and the 2007 Notes matures June 1, 2006 and February 1, 2007, respectively. The 2006 and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions.

        For the remainder of 2000, the Company expects to spend: (i) approximately $70 million for the continued expansion of its domestic cellular infrastructure, (ii) approximately $263 million for the purchase of the cellular licenses and the operations of Arizona 4, California 7, and Oklahoma 4 RSAs, and (iii) approximately $50 million for WWI's funding of the Bolivian and Ireland build outs. The Company will utilize cash on hand, the New Credit Facility and other sources of funding, for purposes of funding its cellular and international activities.

        Net cash provided by operating activities was $83.3 million for the six months ended June 30, 2000. Adjustments to the $4.3 million net loss to reconcile to net cash provided by operating activities included $12.4 million for the extraordinary loss on the early extinguishments of debt and $61.7 million of depreciation and amortization. Net cash provided by operating activities was $19.4 million for the six months ended June 30, 1999.

        Net cash used in investing activities was $243.7 million for the six months ended June 30, 2000. The Company purchased property and equipment in the amount of $127.6 million, of which $9.0 million related to WWI. Investing activities for the period consisted mostly of $90.8 million in acquisitions of wireless properties, primarily attributable to the purchase of the Utah 5, Arizona 6 and Wyoming 1 RSAs. Net cash used in investing activities was $154.4 million for the six months ended June 30, 1999.

        Net cash provided by financing activities was $131.7 million for the six months June 30, 2000. Financing activities for the period consisted primarily of a net addition to long-term debt of $130 million to finance the acquisition of wireless properties and fund international joint ventures through WWI. Net cash provided by financing activities was $138.1 million for the six months ended June 30, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the New Credit Facility. New Credit Facility interest payments are determined by the outstanding indebtedness and the Eurodollar rate at the beginning of the period in which interest is computed. The Eurodollar rate is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10-1/2% ($415 million fair value). As required under the New Credit Facility, the Company utilizes interest rate caps, swaps and collar agreements to hedge variable rate interest risk on the New Credit Facility. All of the company's derivative financial instrument transactions are entered into for non-trading purposes.

        Notional amounts outstanding at June 30, 2000, for interest rate caps are $210 million, $100 million and $25 million ($0.1 million fair value) with maturity dates in the years 2000, 2001 and 2002, respectively. The interest rate caps effectively lock $335 million of the Company's New Credit Facility borrowings between 7.5% and 7.8%.

        Notional amounts outstanding at June 30, 2000, for interest rate collars are $145 million and $55 million ($1.0 million fair value) for expected maturity dates in the years 2003 and 2004, respectively. The interest rate collars effectively lock $200 million of the Company's New Credit Facility borrowings between 7.0% and 7.8%.

        Notional amounts outstanding at June 30, 2000, for interest rate swaps are $45 million ($0.5 million fair value) with an expected maturity date in the year 2003. The interest rate swaps effectively lock $45 million of the Company's New Credit Facility borrowings between 6.1% and 6.5%.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of shareholders of Western Wireless Corporation was held on May 18, 2000.

        (b)  The following directors were elected to serve a one year term: John
             W. Stanton, John L. Bunce, Mitchell L. Cohen, Daniel J. Evans, Jonathan M. Nelson, and Terence M. O'Toole.

        (c)  The following matters were voted upon at the meeting:

             1.  For the election of directors:

                                                For                 Withheld
                                            -----------             --------
                 John W. Stanton            132,999,074             134,976
                 John L. Bunce              133,012,340             121,710
                 Mitchell L. Cohen          133,011,430             122,620
                 Daniel J. Evans            133,009,170             124,880
                 Jonathan M. Nelson         133,012,190             121,860
                 Terence M. O'Toole         133,012,140             121,910

             2. Ratification of selection of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2000:

                      For:                           133,110,049
                      Against:                            12,654
                      Abstain:                            11,347

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  10.64* Amended and Restated General Agreement for Purchase of
                    Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc., dated effective October 1, 1999.

             27.1   Financial Data Schedule

        (b)  Reports on Form 8-K

             A Form 8-K was filed on April 28, 2000, reporting the Company's financial and operating results for the first quarter ended March 31, 2000.


* Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation


By /s/ THERESA E. GILLESPIE         By /s/ SCOTT SOLEY
   ------------------------            --------------------------------
Theresa E. Gillespie                   Scott Soley
Executive Vice President               Executive Director of Accounting
                                       (Chief Accounting Officer)






                             Dated: August 11, 2000

                                  EXHIBIT INDEX



  Exhibit      Description
  -------      -----------
   10.64*      Amended and Restated General Agreement for Purchase of Cellular
               Systems between Western Wireless Corporation and Lucent
               Technologies, Inc., dated effective October 1, 1999.

   27.1        Financial Data Schedule

* Portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.