Form 10-Q
period 2000-09-30
WESTERN WIRELESS CORP
filed 2000-11-13
CIK 930738

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ___________TO ____________


                        COMMISSION FILE NUMBER 000-28160

                          WESTERN WIRELESS CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                              91-1638901
---------------------------------------     -----------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

        3650 131ST AVENUE S.E.,
         BELLEVUE, WASHINGTON                             98006
-----------------------------------------   -----------------------------------
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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                      Shares Outstanding as of November 7, 2000
--------------------------------------------------------------------------------
Class A Common Stock, no par value                     70,985,883
Class B Common Stock, no par value                      7,070,059

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS


                                                                                                  Page
PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999........3

        Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
        for the Three and Nine Months Ended September 30, 2000 and September 30, 1999...............4

        Condensed Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30, 2000 and September 30, 1999.........................5

        Notes to Condensed Consolidated Financial Statements........................................6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.........................................................................................12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK..............................20



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.........................................................................21

ITEM 2.  CHANGES IN SECURITIES.....................................................................21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................21

ITEM 5.  OTHER INFORMATION.........................................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................21

                          WESTERN WIRELESS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           September 30,      December 31,
                                                                               2000              1999
                                                                           (Unaudited)
                                                                           ------------       -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                $    23,398       $    42,735
   Accounts receivable, net of allowance for doubtful accounts of
          $12,131 and $11,199, respectively                                      96,348            75,846
   Inventory                                                                      9,101             9,680
   Prepaid expenses and other current assets                                     43,569            27,358
   Receivable from VoiceStream Wireless                                                             2,984
                                                                            -----------       -----------
     Total current assets                                                       172,416           158,603

Property and equipment, net of accumulated depreciation
  of $352,361 and $277,167, respectively                                        505,157           369,543
Licensing costs and other intangible assets, net of accumulated
  amortization of $108,405 and $99,051, respectively                            960,777           771,510
Investments in and advances to unconsolidated affiliates                         31,445            55,918
Other assets                                                                     14,841
                                                                            -----------       -----------
                                                                            $ 1,684,636       $ 1,355,574
                                                                            ===========       ===========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable                                                          $    14,782       $    11,930
  Accrued liabilities and other                                                 101,304            68,069
  Construction accounts payable                                                   9,246             8,825
                                                                            -----------       -----------
     Total current liabilities                                                  125,332            88,824
                                                                            -----------       -----------

Long-term debt                                                                1,712,131         1,450,000
                                                                            -----------       -----------

Minority interest in consolidated subsidiaries                                   25,411             1,435
                                                                            -----------       -----------

Commitments and contingencies (Note 6)

Net capital deficiency:
  Preferred stock, no par value, 50,000,000 shares authorized;
         no shares issued and outstanding
  Common stock, no par value, 300,000,000 shares authorized;
     Class A, 70,894,066 and 70,431,554 shares issued and outstanding, respectively, and; Class B, 7,075,059 and 7,177,302 shares issued
     and outstanding, respectively                                              689,163           690,953
  Deferred compensation                                                          (7,874)          (17,389)
  Accumulated other comprehensive loss                                           (6,125)           (4,644)
  Deficit                                                                      (853,402)         (853,605)
                                                                            -----------       -----------
     Total net capital deficiency                                              (178,238)         (184,685)
                                                                            -----------       -----------
                                                                            $ 1,684,636       $ 1,355,574
                                                                            ===========       ===========


      See accompanying notes to condensed consolidated financial statements.

                          WESTERN WIRELESS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       Three months ended                     Nine months ended
                                                          September 30,                         September 30,
                                                 -------------------------------       -------------------------------
                                                     2000               1999               2000               1999
                                                 ------------       ------------       ------------       ------------
Revenues:
    Subscriber revenues                          $    122,489       $    102,441       $    344,005       $    284,643
    Roamer revenues                                    62,825             46,461            161,977            104,142
    Equipment sales and other revenues                 13,448              8,142             35,022             20,673
                                                 ------------       ------------       ------------       ------------
         Total revenues                               198,762            157,044            541,004            409,458
                                                 ------------       ------------       ------------       ------------

Operating expenses:
    Cost of service                                    27,860             17,765             72,062             48,717
    Cost of equipment sales                            11,631             10,030             31,858             25,854
    General and administrative                         40,509             30,341            117,138             85,893
    Sales and marketing                                32,780             27,188             90,786             71,094
    Depreciation and amortization                      30,956             27,020             90,875             76,065
    Stock based compensation                            8,125              3,850             16,625             70,346
                                                 ------------       ------------       ------------       ------------
         Total operating expenses                     151,861            116,194            419,344            377,969
                                                 ------------       ------------       ------------       ------------

Operating income                                       46,901             40,850            121,660             31,489
                                                 ------------       ------------       ------------       ------------

Other income (expense):
    Interest and financing expense, net               (42,989)           (24,961)          (108,654)           (71,761)
    Equity in net loss of unconsolidated
      affiliates                                         (482)            (3,857)              (968)           (11,542)
    Other, net                                            258              1,001               (641)             3,028
                                                 ------------       ------------       ------------       ------------
         Total other expense                          (43,213)           (27,817)          (110,263)           (80,275)
                                                 ------------       ------------       ------------       ------------
Minority interest in consolidated
   subsidiaries                                           838                509              1,183              1,448
                                                 ------------       ------------       ------------       ------------
Net income (loss) from continuing
   operations                                           4,526             13,542             12,580            (47,338)
                                                 ------------       ------------       ------------       ------------
Net loss from discontinued operations                                                                          (82,152)
Cost of discontinuance                                                                                         (18,500)
                                                                                                          ------------
         Total discontinued operations                                                                        (100,652)

Extraordinary loss on early extinguishment
    of debt                                                                                 (12,377)
                                                                                       ------------       ------------
         Net income (loss)                       $      4,526       $     13,542       $        203       $   (147,990)
                                                 ============       ============       ============       ============

Basic income (loss) per share:
   Continuing operations                         $       0.06       $       0.18       $       0.16       $      (0.62)
   Discontinued operations                                                                                       (1.31)
   Extraordinary item                                                                         (0.16)
                                                 ------------       ------------       ------------       ------------
Basic income (loss) per share                    $       0.06       $       0.18       $       0.00       $      (1.93)
                                                 ============       ============       ============       ============

Diluted income (loss) per share:
   Continuing operations                         $       0.06       $       0.17       $       0.16       $      (0.62)
   Discontinued operations                                                                                       (1.31)
   Extraordinary item                                                                         (0.16)
                                                 ------------       ------------       ------------       ------------
Diluted income (loss) per share                  $       0.06       $       0.17       $       0.00       $      (1.93)
                                                 ============       ============       ============       ============

Weighted average shares outstanding:
   Basic                                           77,956,000         76,892,000         77,845,000         76,585,000
                                                 ============       ============       ============       ============
   Diluted                                         80,360,000         79,642,000         80,320,000         76,585,000
                                                 ============       ============       ============       ============

Comprehensive income (loss):
      Net income (loss)                          $      4,526       $     13,542       $        203       $   (147,990)
      Other comprehensive gain (loss):
              Unrealized gain on securities             6,900                                 6,900
              Foreign currency translation             (2,085)                (9)            (8,381)              (190)
                                                 ------------       ------------       ------------       ------------
Total comprehensive income (loss)                $      9,341       $     13,533       $     (1,278)      $   (148,180)
                                                 ============       ============       ============       ============


      See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Nine months ended
                                                                               September 30,
                                                                      -----------------------------
                                                                         2000              1999
                                                                      -----------       -----------
Operating activities:
  Net income (loss)                                                   $       203       $  (147,990)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Net loss from discontinued operations                                                   82,152
     Extraordinary loss on early extinguishment of debt                    12,377
     Depreciation and amortization                                         93,323            78,747
     Stock based compensation                                              16,588            70,331
     Equity in net loss of unconsolidated affiliates                          968            11,542
     Minority interest in consolidated subsidiaries                        (1,183)           (1,448)
     Other, net                                                               114             2,440
     Changes in operating assets and liabilities, net of effects
         from consolidating acquired interests                            (16,507)          (26,905)
                                                                      -----------       -----------
     Net cash provided by operating activities                            105,883            68,869
                                                                      -----------       -----------

Investing activities:
  Purchase of property and equipment                                     (198,243)         (110,205)
  Additions to licensing costs and other intangible assets                (34,264)           (2,508)
  Acquisition of wireless properties, net of cash acquired               (151,587)         (124,318)
  Investments in and advances to unconsolidated affiliates                 (6,880)          (15,043)
  Proceeds from repayment of advances to discontinued subsidiary            3,438            15,420
  Return of investment from VoiceStream Wireless                                             20,000
                                                                      -----------       -----------
     Net cash used in investing activities                               (387,536)         (216,654)
                                                                      -----------       -----------

Financing activities:
  Proceeds from issuance of common stock, net                               1,859             4,457
  Additions to long-term debt                                           1,400,000           160,000
  Repayment of long-term debt                                          (1,150,000)          (10,000)
  Minority interest contributions                                          10,457
                                                                      -----------       -----------
     Net cash provided by financing activities                            262,316           154,457
                                                                      -----------       -----------

Change in cash and cash equivalents                                       (19,337)            6,672

Cash and cash equivalents, beginning of period                             42,735             2,192
                                                                      -----------       -----------

Cash and cash equivalents, end of period                              $    23,398       $     8,864
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

        A wholly owned subsidiary of the Company, WWC Holding Co, Inc. ("Holding Co."), owns 96% of Western Wireless International Corporation ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide.

        The condensed consolidated balance sheet as of December 31, 1999, has been derived from audited financial statements. The unaudited interim condensed financial statements dated September 30, 2000, are presented herein, but reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 1999, contained in the Company's Form 10-K dated March 20, 2000.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of consolidation:

        The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its affiliate investments in which the Company has a greater than 50% interest. All affiliate investments in which the Company has between a 20% and 50% interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of September 30, 2000, the Company consolidates four of WWI's joint ventures: Ireland, Haiti, Ghana and Bolivia.

        Marketable securities:

        Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available for sale securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Available for sale securities are carried at fair value with the unrealized gains/losses reported as a separate component of comprehensive income/loss.

        Supplemental cash flow disclosure:

        Cash paid for interest was $104.3 million and $69.1 million for the nine months ended September 30, 2000, and September 30, 1999, respectively.

        Reclassifications:

        Certain amounts in prior years' financial statements have been reclassified to conform to the 2000 presentation.

        Recently issued accounting standards:

        In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation provides for the clarification of the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") on certain issues, such as (i) the definition of an `employee' for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company accounts for its Management Incentive Stock Option Plan and Employee Stock Purchase Plan following the guidelines of APB 25 and related interpretations. The interpretation is not expected to have a material impact on the Company's financial position or results of operations.

        In December 1999, the SEC released Staff Accounting Bulletin No.
101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and specifically addresses revenue recognition requirements for nonrefundable

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

fees, such as activation fees, collected by a company upon entering into an arrangement with a customer. On March 24, 2000, Staff Accounting Bulletin No. 101A Amendment ("SAB 101A") was released to effectively delay the implementation of SAB 101 until second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, Staff Accounting Bulletin No. 101B - Second Amendment ("SAB 101B") was issued and amends the transition provisions of SAB 101 and effectively supersedes the original extension provided for in SAB 101A. SAB 101B further delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. We are currently evaluating the impact of this bulletin on our financial position and results of operations.

        In June 1998, the FASB issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, issued in June 2000, establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and the measurement of those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001. The implementation of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

3.      PREPAID AND OTHER CURRENT ASSETS:

(Dollars in thousands)                                     SEPTEMBER 30,    DECEMBER 31,
                                                               2000            1999
                                                          --------------    ------------
Receivable from unconsolidated international entities         $ 6,383        $ 7,457
WWI deposits                                                    2,582          8,702
Marketable securities                                          23,548          2,292
Other                                                          11,056          8,907
                                                              -------        -------
                                                              $43,569        $27,358
                                                              =======        =======

4.      ACCRUED LIABILITIES:

(Dollars in thousands)                       SEPTEMBER 30,    DECEMBER 31,
                                                 2000            1999
                                             ------------     ------------
Accrued payroll and benefits                   $ 13,388        $ 12,755
Accrued interest expense                         14,623          13,065
Accrued property taxes                            7,204           4,948
Accrued taxes (other than income)                12,820           9,480
Accrued interconnect charges                     12,606          10,239
Accrued stock appreciation rights                13,281           4,761
Unearned revenue                                  5,051           2,988
Other                                            22,331           9,833
                                               --------        --------
                                               $101,304        $ 68,069
                                               ========        ========

5.      LONG-TERM DEBT:

(Dollars in thousands)                            SEPTEMBER 30,     DECEMBER 31,
                                                      2000             1999
                                                  ------------      -----------
Credit Facility:
      Revolvers                                   $  200,000        $  750,000
      Term Loans                                   1,100,000           200,000
      Additional Facility                                              100,000
10-1/2% Senior Subordinated Notes Due 2006           200,000           200,000
10-1/2% Senior Subordinated Notes Due 2007           200,000           200,000
Other                                                 12,131
                                                  ----------        ----------
                                                  $1,712,131        $1,450,000
                                                  ==========        ==========

        Credit Facility:

        The Company has a $2.1 billion credit facility with a consortium of lenders (the "Credit Facility") consisting of: (i) a $500 million term loan ("Term Loan A"); (ii) a $600 million term loan ("Term Loan B"); and (iii) two $500 million revolving loans ("Revolver A" and "Revolver B").

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        Under the terms of Revolver A, Revolver B and Term Loan A, the Company is required to make quarterly payments on the outstanding principal balance beginning March 31, 2003. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Any unused portion of Revolver B expires on April 25, 2001. Under the terms of Term Loan B, the Company is required to make small quarterly payments on the outstanding principal balance beginning March 31, 2003, with a balloon payment due September 30, 2008. The Credit Facility contains certain financial covenants, including limitations on the amount of indebtedness, certain investments, and restricted payments.

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

        The Credit Facility requires the Company to enter into interest rate hedge agreements to manage its exposure to interest rate fluctuations.

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

        Bolivian Bridge Loan:

        Effective October 2000, NuevaTel, S.A. ("NuevaTel"), a subsidiary in which WWI holds a 55% interest, entered into a bridge loan facility agreement (the "Bridge Loan") to provide funding for the build out and launch of NuevaTel's network in Bolivia. The aggregate amount available under the Bridge Loan is $37.5 million. WWI, along with its partners, has severally guaranteed the Bridge Loan. Interest is payable at LIBOR plus the applicable margin and the Bridge Loan is subject to certain restrictive covenants including capital spending limitations and cash flow requirements. Amounts outstanding under the Bridge Loan are payable the earlier of October 2002 or upon obtaining a secured term loan facility. As of September 30, 2000, no amounts are outstanding under the bridge loan.

        The aggregate amounts of principal maturities as of September 30, 2000, are as follows (dollars in thousands):

            Three months ending December 31, 2000        $        0
            Year ending December 31,
            2001                                                  0
            2002                                                  0
            2003                                             76,000
            2004                                            111,000
            Thereafter                                    1,525,131
                                                         ----------
                                                         $1,712,131
                                                         ==========

6.      COMMITMENTS AND CONTINGENCIES:

        In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company and its subsidiaries have committed to purchase from various suppliers, wireless communications equipment and services. These agreements expire at various dates through 2003. The aggregate

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

amount of these commitments totals approximately $375 million. At September 30, 2000, the Company has ordered approximately $109 million under these agreements, of which approximately $11 million is awaiting delivery.

        The Company has entered into purchase agreements to buy hardware, software, and consulting services in the aggregate of $18.5 million relating to the implementation of a new billing system. As of September 30, 2000, approximately $11.9 million has been paid toward these commitments.

7.      INCOME (LOSS) PER COMMON SHARE:

        Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of income per share - "basic" and "diluted." Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

        Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with a net loss, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

        The following table sets forth the computation of basic and diluted income per share:

        (Dollars in thousands,                       THREE MONTHS ENDED                       NINE MONTHS ENDED
        except per share data)                          SEPTEMBER 30,                           SEPTEMBER 30,
                                            ------------------------------------    ------------------------------------
                                                  2000                1999                2000                1999
                                            ----------------    ----------------    ----------------    ----------------
        Numerator:
           Net income (loss) from
            continuing operations           $          4,526    $         13,542    $         12,580    $        (47,338)
           Total discontinued operations                                                                        (100,652)
           Extraordinary loss on early
                extinguishment of debt                                                       (12,377)
                                            ----------------    ----------------    ----------------    ----------------
           Net income (loss)                $          4,526    $         13,542    $            203    $       (147,990)
                                            ================    ================    ================    ================

        Denominator:
          Weighted-average shares:
               Basic                              77,956,000          76,892,000          77,845,000          76,585,000
          Effect of dilutive
            securities:
               Dilutive options                    2,404,000           2,750,000           2,475,000
                                            ----------------    ----------------    ----------------    ----------------
          Weighted-average shares:
               Diluted                            80,360,000          79,642,000          80,320,000          76,585,000
                                            ================    ================    ================    ================

        Basic income (loss) per share:
              Continuing operations         $           0.06    $           0.18    $           0.16    $          (0.62)
              Discontinued operations                                                                              (1.31)
              Extraordinary item                                                               (0.16)
                                            ----------------    ----------------    ----------------    ----------------
        Basic income (loss) per share       $           0.06    $           0.18    $           0.00    $          (1.93)
                                            ================    ================    ================    ================

        Diluted income (loss) per share:
              Continuing operations         $           0.06    $           0.17    $           0.16    $          (0.62)
              Discontinued operations                                                                              (1.31)
              Extraordinary item                                                               (0.16)
                                            ----------------    ----------------    ----------------    ----------------
        Diluted income (loss) per share     $           0.06    $           0.17    $           0.00    $          (1.93)
                                            ================    ================    ================    ================


8.      ACQUISITIONS:

        All of the following acquisitions were, or will be, accounted for using the purchase method of accounting. Substantially the entire purchase price of each of the acquisitions was, or will be, allocated to licensing costs.

        In July 2000, the Company signed an agreement to acquire the assets associated with the Arizona 4 and California 7 Rural Service Areas (RSA) for an aggregate amount of approximately $203 million in cash. The purchases have been approved by the FCC, but not yet consummated, and are expected to close in the fourth quarter of 2000.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        In July 2000, the Company completed the purchase of the Oklahoma 4 RSA for approximately $60 million.

        In May 2000, the Company completed the purchases of the Arizona 6 RSA for approximately $46 million, and the Wyoming 1 RSA for approximately $20 million.

        In January 2000, the Company completed the purchase of the Utah 5 RSA for approximately $25 million in cash and $5 million in seller subordinate debt.

9.      RELATED PARTY TRANSACTIONS:

        The financial statements include an allocation of certain centralized costs to VoiceStream Wireless Corporation ("VoiceStream") and its affiliates, prior to and subsequent to the spin-off of VoiceStream. Such centralized items include the costs of shared senior management, customer care operations and certain domestic back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the three months ended September 30, 2000 and 1999, the Company allocated to VoiceStream and its affiliates costs of $0.1 million and $1.4 million, respectively, and $0.5 million and $8.6 million for the nine months ended September 30, 2000 and 1999, respectively.


10.     SEGMENT INFORMATION:

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

        The domestic cellular operations comprise substantially all of the Company's consolidated revenues and the majority of the Company's expenses and total assets, as outlined in the table below:

(Dollars in thousands)                      DOMESTIC        INTERNATIONAL
                                           OPERATIONS        OPERATIONS       CONSOLIDATED
                                           -----------      -------------     ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
   Total revenues                          $   194,654       $     4,108       $   198,762
   Total operating expenses                    138,729            13,132           151,861
   Operating income (loss)                      55,925            (9,024)           46,901
   Interest expense                            (37,429)           (5,560)          (42,989)
NINE MONTHS ENDED SEPTEMBER 30, 2000
   Total revenues                          $   531,708       $     9,296       $   541,004
   Total operating expenses                    392,980            26,364           419,344
   Operating income (loss)                     138,728           (17,068)          121,660
   Interest expense                           (100,995)           (7,659)         (108,654)
   Total assets                              1,521,935           162,701         1,684,636


(Dollars in thousands)                      DOMESTIC        INTERNATIONAL
                                           OPERATIONS        OPERATIONS        CONSOLIDATED
                                           -----------      -------------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
   Total revenues                          $       157,044                     $    157,044
   Total operating expenses                        114,749   $       1,445          116,194
   Operating income (loss)                          42,295          (1,445)          40,850
NINE MONTHS ENDED SEPTEMBER 30, 1999
   Total revenues                          $       409,458                     $    409,458
   Total operating expenses                        374,399   $       3,570          377,969
   Operating income (loss)                          35,059          (3,570)          31,489

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.     SUBSEQUENT EVENT:

        In October 2000, WWI completed the sale of its minority interest in Baltcom GSM, a Latvian cellular operator, to Tele2 AB ("Tele2"). The total purchase price paid by Tele2 for 100% of the shares of Baltcom GSM was approximately $277 million in cash, including the repayment of approximately $53 million in shareholder loans and bank debt. WWI's cash proceeds from the transaction will be approximately $66 million and the gain on the disposition will be approximately $57 million.

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

OVERVIEW

        Western Wireless (the "Company") provides cellular communications services in 19 western states under the Cellular One(R) ("Cellular One") brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to the Company's belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 104 Rural Service Areas and Metropolitan Statistical Areas in the United States.

        A wholly owned subsidiary of the Company, WWC Holding Co., Inc. owns 96% of Western Wireless International Corporation ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide. At September 30, 2000, WWI owned wireless licenses in nine foreign countries with a controlling interest in four of these countries: Ghana, Haiti, Ireland and Bolivia. Of the Company's four consolidated subsidiaries, WWI anticipates launching operations in Ireland and Bolivia during the fourth quarter of 2000. As of September 30, 2000, WWI interests covered a proportionate population of approximately 29.8 million and had approximately 147,500 proportionate subscribers. An operational status by country follows:

              CONSOLIDATED INVESTMENTS                           EQUITY INVESTMENTS
              ------------------------                           ------------------
             Country              Status                     Country           Status
             -------              ------                     -------           ---------
             Ghana                Operating                  Latvia(2)         Operating
             Haiti                Operating                  Georgia           Operating
             Bolivia              Under Construction         Croatia           Operating
             Ireland(1)           Under Construction         Iceland           Operating
                                                             Ivory Coast(3)    Operating



        (1) During the fourth quarter of 1999, the Irish High Court remanded to the Office of the Director of Telecommunication Regulation ("ODTR") its decision that ranked Meteor Mobile Communications Ltd ("MMC") number one in a bid for a third mobile phone license in Ireland. The court found that the ODTR may have shown bias in its decision to rank MMC number one in the bid process and therefore the decision of the regulator may have been unreasonable. MMC and the ODTR appealed this ruling to the Irish Supreme Court. On May 18, 2000, the court upheld the regulator's decision and MMC was granted its license on June 19, 2000. The ruling has allowed WWI to proceed with network build out and planned launch during the fourth quarter of 2000.

        (2) During October 2000, WWI sold its minority interest in Baltcom GSM, a Latvian cellular operator. See "Liquidity and Capital Resources" for further information.

        (3) WWI launched services in the Ivory Coast in September 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        The Company had 976,500 subscribers at September 30, 2000, representing an increase of 46,000 or 4.9% from June 30, 2000. The Company had 774,000 subscribers at September 30, 1999, representing an increase of 36,400 or 4.9% from June 30, 1999.


The following table sets forth certain financial data as it relates to the Company's operations:


                 (Dollars in thousands)                THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------
                                                    2000         % CHANGE           1999
                                                 ---------       --------         ---------
        Revenues:
            Subscriber revenues                  $ 122,489          19.6%         $ 102,441
            Roamer revenues                         62,825          35.2%            46,461
            Equipment sales and other
              revenues                              13,448          65.2%             8,142
                                                 ---------                        ---------
                Total revenues                   $ 198,762                        $ 157,044

        Operating expenses:
            Cost of service                      $  27,860          56.8%         $  17,765
            Cost of equipment sales                 11,631          16.0%            10,030
            General and administrative              40,509          33.5%            30,341
            Sales and marketing                     32,780          20.6%            27,188
            Depreciation and
            amortization                            30,956          14.6%            27,020
            Stock based compensation                 8,125         111.0%             3,850
                                                 ---------                        ---------
                Total operating
                  expenses                       $ 151,861                        $ 116,194

        Other expense                            $ (43,213)        (55.3%)        $ (27,817)

        Net income from continuing
           operations                            $   4,526         (66.6%)        $  13,542

        Other data:
            EBITDA - Domestic                    $  88,771          20.7%         $  73,518
            EBITDA - International                  (2,789)        (55.1%)           (1,798)
                                                 ---------                        ---------
                Total EBITDA                     $  85,982                        $  71,720

        Cash flows provided by (used in):
            Operating activities                 $  22,626                        $  49,429
                                                 =========                        =========
            Investing activities                 $(143,852)                       $ (62,273)
                                                 =========                        =========
            Financing activities                 $ 130,625                        $  16,368
                                                 =========                        =========

        REVENUES

        The increase in subscriber revenues is primarily due to the 26.2% growth in the number of the Company's average domestic subscribers for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999, offset by a decrease in the average domestic monthly subscriber revenue per average subscriber ("ARPU"). ARPU was $42.82 for the three months ended September 30, 2000, a 5.2% decline from $45.18 for the three months ended September 30, 1999. The Company continues to focus on attracting and retaining customers with rate plans that offer more features and included minutes at a higher average recurring access charge. Management feels this strategy will provide relative stability in ARPU in future periods.

        The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's domestic network, partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy to become the roaming partner of choice for other carriers. Roamer revenue as a percentage of total revenues for the quarter ended September 30, 2000, increased to 31.6%, compared to 29.6% for the quarter ended September 30, 1999. While the Company expects total roamer minutes and revenue to continue to increase, the year-over-year growth in roamer revenues is expected to increase at a slower rate throughout the remainder of 2000. The Company has entered the last year of the current roamer agreement with AT&T Corporation ("AT&T Wireless"), its largest roaming partner. The Company expects to negotiate a new agreement with AT&T Wireless at a lower rate. Management believes an increased volume of roamer minutes with AT&T Wireless and other carriers will offset any rate reduction.

        Equipment sales and other revenues for the three months ended September 30, 2000, consist primarily of wireless handset and accessory sales to the Company's domestic customers, and revenues from its international segment. Domestic wireless handset and accessory sales increased due to an increase in gross subscriber additions. Additionally, for the three months ended September 30, 2000, the Company's international segment reported $4.1 million in revenues for WWI's consolidated joint ventures. The Company expects that international revenue will become a more significant component of other revenues in future periods as WWI continues to launch operations in its majority owned joint ventures.

        OPERATING EXPENSES

        The increase in cost of service is mainly attributable to the increased costs of maintaining the Company's expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Further, $1.7 million of the increase is attributable to the Company's international segment. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. Domestic cost of service per minute of use ("MOU") decreased to $0.03 per MOU for the three months ended September 30, 2000, from $0.04 per MOU for the three months ended September 30, 1999. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. Domestic cost of service per MOU is expected to continue to decline as greater economies of scale continue to be realized. International cost of service is expected to increase as the Company's international segment continues to expand its existing wireless network and start-up operations.

        The increase in general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base and partly due to the growth in the Company's international segment. For the three months ended September 30, 2000, the Company's domestic general and administrative monthly cost per average subscriber decreased to $12.62 from $12.74 for the same period in 1999. The general and administrative cost per average subscriber decrease is mainly a result of efficiencies gained from the growing subscriber base. Management anticipates additional cost efficiencies to be realized on a per domestic subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system later in the fiscal year or early in 2001. The increase in international general and administrative costs is primarily due to pre-operating costs related to start-up activities in Ireland and Bolivia. Management anticipates that as the Company's international operations continue to grow the costs associated with supporting these operations will increase.

        The increase in sales and marketing costs is primarily due to the increase in domestic gross and net subscriber additions. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, decreased to $779 for the three months ended September 30, 2000, compared to $835 for the same period in 1999. This decrease is mainly attributable to the costs being spread over a larger number of net subscriber additions, which increased 26.4% during the third quarter of 2000 compared to the third quarter of 1999 as a result of lower customer churn.

        Cost of equipment sales increased mainly due to the increase in domestic handsets sold for the three months ended September 30, 2000, compared to the same period in 1999. The Company expects that the cost for its domestic handsets will remain flat for the remainder of 2000.

        The increase in depreciation and amortization expense is mainly attributable to the acquisition of additional wireless communication systems in both the Company's domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expense will increase in future periods.

        The stock based compensation results mainly from stock appreciation rights ("SARs") issued by WWI. WWI's SARs contributed approximately $5.2 million to the overall charge for the three months ended September 30, 2000.

        OTHER EXPENSE

        Interest and financing expense increased to $43.0 million for the three months ended September 30, 2000, compared to $25.0 million for the same period in 1999, due partly to an increase in average outstanding long-term debt and a year-over-year increase in average interest rates. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average interest rate was 9.6% for the three months ended September 30, 2000, as compared to 8.4% for the same period in 1999.

        NET INCOME FROM CONTINUING OPERATIONS

        The decrease in net income from continuing operations from the three months ended September 30, 1999, to the three months ended September 30, 2000, is mainly due to the Company's consolidation of the operational results of three additional WWI joint ventures: Haiti, Ghana and Bolivia during the third quarter of 2000, compared to only Ireland's operational results in the third quarter of 1999. The Company had no tax liability for the current quarter due to net operating loss carryforwards ("NOLs") from prior years.

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

        Domestic EBITDA for the Company increased to $88.8 million for the three months ended September 30, 2000, from $73.5 million for the same period in 1999. The increase in domestic EBITDA is primarily a result of increased revenues due to the increased subscriber base and related cost efficiencies gained and increased roaming revenues.

        International EBITDA for the Company's consolidated subsidiaries, which represent Ireland and Bolivia start-up costs, as well as Ghana and Haiti on-going operations and WWI headquarter functions, remained relatively stable compared to the same period in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        The Company had 976,500 subscribers at September 30, 2000, representing an increase of 141,800 or 17.0% from December 31, 1999. The Company had 774,000 subscribers at September 30, 1999, representing an increase of 113,600 or 17.2% from December 31, 1998.

             The following table sets forth certain financial data as it relates to the Company's operations:

(Dollars in thousands)                        NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------
                                          2000             % CHANGE         1999
                                       ---------          ----------     ---------
Revenues:
    Subscriber revenues                $ 344,005             20.9%       $ 284,643
    Roamer revenues                      161,977             55.5%         104,142
    Equipment sales and other
      revenues                            35,022             69.4%          20,673
                                       ---------                         ---------
        Total revenues                 $ 541,004                         $ 409,458

Operating expenses:
    Cost of service                    $  72,062             47.9%       $  48,717
    Cost of equipment sales               31,858             23.2%          25,854
    General and administrative           117,138             36.4%          85,893
    Sales and marketing                   90,786             27.7%          71,094
    Depreciation and amortization         90,875             19.5%          76,065
    Stock based compensation              16,625            (76.4%)         70,346
                                       ---------                         ---------
        Total operating expenses       $ 419,344                         $ 377,969

Other expense                          $(110,263)           (37.4%)      $ (80,275)

Net income (loss) from
  continuing operations                $  12,580             N.M.        $ (47,338)

Other data:
    EBITDA - Domestic                  $ 234,646             29.0%       $ 181,836
    EBITDA - International                (5,486)           (39.4%)         (3,936)
                                       ---------                         ---------
        Total EBITDA                   $ 229,160                         $ 177,900

Cash flows provided by (used in):
    Operating activities               $ 105,883                         $  68,869
                                       =========                         =========
    Investing activities               $(387,536)                        $(216,654)
                                       =========                         =========
    Financing activities               $ 262,316                         $ 154,457
                                       =========                         =========

        REVENUES

        The increase in subscriber revenues is primarily due to the 26.3% growth in the number of the Company's average domestic subscribers for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, offset by a slight decrease in the average monthly domestic subscriber revenue per average subscriber ("ARPU"). ARPU was $42.21 for the nine months ended September 30, 2000, a 4.3% decline from $44.10 for the nine months ended September 30, 1999. The Company continues to focus on attracting and retaining customers with rate plans that offer more features and included minutes at a higher average recurring access charge. Management feels this strategy will provide relative stability in ARPU in future periods.

        The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's network, partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy to become the roaming partner of choice for other carriers. Roamer revenue as a percentage of total revenues for the nine months ended September 30, 2000, increased to 29.9%, compared to 25.4% for the nine months ended September 30, 1999. While the Company expects total roamer minutes and revenue to continue to increase, the year-over-year growth in roamer revenues is expected to increase at a slower rate throughout the remainder of 2000. The Company has entered the last year of the current roamer agreement with AT&T Corporation ("AT&T Wireless"), its largest roaming partner. The Company expects to negotiate a new agreement with AT&T Wireless at a lower rate. Management believes that the increased volume of roamer minutes with AT&T Wireless and other carriers will offset any rate reduction.

        Equipment sales and other revenues for the nine months ended September 30, 2000, consist primarily of wireless handset and accessory sales to the Company's domestic customers, and revenues from its international segment. Domestic wireless handset and accessory sales increased due to an increase in gross subscriber additions. The average handset and accessory revenue per item sold increased compared to the same period one year ago. The mix of high-end handsets with more features comprised a larger portion of overall handset revenue during the nine months ended September 30, 2000, compared to the same period one year ago. Additionally, for the nine months ended September 30, 2000, the Company's international segment reported $9.3 million in revenues for WWI's consolidated joint ventures. The Company expects that international revenue will become a more significant component of other revenues in future periods as WWI continues to launch operations in its majority owned joint ventures.

        OPERATING EXPENSES

        The increase in cost of service is mainly attributable to the increased costs of maintaining the Company's expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Further, a portion of the increase is attributable to the Company's international segment. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. Domestic cost of service per minute of use ("MOU") decreased to $0.03 per MOU for the nine months ended September 30, 2000, from $0.04 per MOU for the nine months ended September 30, 1999. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. Domestic cost of service per MOU is expected to continue to decline as greater economies of scale continue to be realized. International cost of service is expected to increase as the Company's international segment continues to expand its existing wireless network and start-up operations.

        The increase in general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base and partly due to the growth in the Company's international segment. For the nine months ended September 30, 2000, the Company's domestic general and administrative monthly cost per average subscriber increased to $13.15 from $12.75 for the same period in 1999. The increase is due partly to additional headquarter costs resulting from lost cost efficiencies as a result of the spin-off of VoiceStream Wireless Corporation ("VoiceStream") and the new call centers in Manhattan, Kansas and McAllen, Texas, that opened during the fourth quarter of 1999 and the first quarter of 2000, respectively. Management anticipates improved cost efficiencies to be realized on a per domestic subscriber basis in future periods due to cost reductions expected with the implementation of a new billing system later in the fiscal year or early in 2001. The increase in international general and administrative costs is primarily due to pre-operating costs related to start-up activities in Ireland and Bolivia. Management anticipates that as the Company's international operations continue to grow the costs associated with supporting these operations will increase.

        The increase in sales and marketing costs is primarily due to the increase in domestic gross and net subscriber additions. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $759 for the nine months ended September 30, 2000, compared to $740 for the same period in 1999. This increase is largely due to a growth in the number of disconnected subscribers partially offset by spreading the costs over a greater number of net subscriber additions. The growth in disconnected subscribers is the result of a similar churn rate (representing customer attrition) applied to a larger subscriber base.

        Cost of equipment sales to the Company increased mainly due to the increase in domestic handsets sold, for the nine months ended September 30, 2000, compared to the same period in 1999. The Company expects that the cost for its domestic handsets will remain flat for the remainder of 2000.

        The increase in depreciation and amortization expense is mainly attributable to the acquisition of additional wireless communication systems in both the Company's domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expense will increase in future periods.

        The decrease in stock based compensation results primarily from the charge related to the amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the spin-off of VoiceStream. This was partially offset by $9.4 million in stock appreciation rights ("SARs") expense related to WWI for the nine months ended September 30, 2000.

        OTHER EXPENSE

        Interest and financing expense increased to $108.7 million for the nine months ended September 30, 2000, compared to $71.8 million for the same period in 1999, due mainly to an increase in average outstanding long-term debt and a year over year increase in average interest rates. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average interest rate increased to 9.2% for the nine months ended September 30, 2000, compared to 8.1% for the same period in 1999.

        NET INCOME (LOSS) FROM CONTINUING OPERATIONS

        The change from a net loss from continuing operations during the nine months ended September 30, 1999, to net income from continuing operations during the nine months ended September 30, 2000, is mainly due to the $66.5 million in stock based compensation expense as a result of the spin-off of VoiceStream in 1999. The Company had no tax liability for the current period due to net operating loss carryforwards ("NOLs") from prior years.

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

        Domestic EBITDA for the Company increased to $234.6 million for the nine months ended September 30, 2000, from $181.8 million for the same period in 1999. The increase in domestic EBITDA is primarily a result of increased revenues due to the increased subscriber base and related cost efficiencies gained and increased roaming revenues.

        International EBITDA for the Company's consolidated subsidiaries, which represents Ireland and Bolivia start-up costs, as well as Ghana and Haiti on-going operations and WWI headquarter functions, remained relatively stable compared to the same period in 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has a $2.1 billion credit facility with a consortium of lenders (the "Credit Facility"). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of September 30, 2000, $1.3 billion was outstanding under the Credit Facility. Based on certain covenants, the Company, at September 30, 2000, had approximately $800 million available to borrow under the Credit Facility.

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

        Effective October 2000, NuevaTel S.A. ("NuevaTel"), a subsidiary of WWI, entered into a bridge loan facility agreement to provide funding for the build out and implementation of NuevaTel's network in Bolivia. The aggregate amount available under the bridge loan is $37.5 million.

        In October 2000, WWI completed the sale of Baltcom GSM for $277 million. WWI's portion of the proceeds is approximately $66 million. These proceeds will primarily be used to reduce outstanding borrowings under the revolving portion of the Credit Facility.

        For the remainder of 2000, the Company expects to spend: (i) approximately $25 million for the continued expansion of its domestic cellular infrastructure, (ii) approximately $203 million for the purchase of the cellular licenses and operations of the Arizona 4 and California 7 RSAs, and (iii) approximately $10 million for WWI's funding of international joint ventures. The Company will utilize cash on hand, the Credit Facility and other sources of funding for purposes of funding its cellular and international activities.

        Net cash provided by operating activities was $105.9 million for the nine months ended September 30, 2000. Adjustments to the $0.2 million net income to reconcile to net cash provided by operating activities included $12.4 million for the extraordinary loss on the early extinguishment of debt, $93.3 million of depreciation and amortization and $16.6 million for stock based compensation. Net cash provided by operating activities was $68.9 million for the nine months ended September 30, 1999.

        Net cash used in investing activities was $387.5 million for the nine months ended September 30, 2000. The Company purchased property and equipment in the amount of $198.2 million, of which $22.7 million related to WWI. Additional investing activities for the period consisted mostly of $151.6 million in acquisitions of wireless properties, primarily attributable to the purchase of the Utah 5, Arizona 6, Wyoming 1 and Oklahoma 4 RSAs. Net cash used in investing activities was $216.7 million for the nine months ended September 30, 1999.

        Net cash provided by financing activities was $262.3 million for the nine months September 30, 2000. Financing activities for the period consisted primarily of a net addition to long-term debt of $250 million to finance the acquisition of wireless properties and fund international joint ventures through WWI. Net cash provided by financing activities was $154.5 million for the nine months ended September 30, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. The Credit Facility interest payments are determined by the outstanding indebtedness and the Eurodollar rate at the beginning of the period in which interest is computed. The Eurodollar rate is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10-1/2% ($412 million fair value). As required under the Credit Facility, the Company utilizes interest rate caps, swaps and collar agreements to hedge variable rate interest risk on the Credit Facility. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

        Notional amounts outstanding at September 30, 2000, for interest rate caps are $100 million, $100 million and $25 million ($0 fair value) with maturity dates in the years 2000, 2001 and 2002, respectively. The interest rate caps effectively lock $225 million of the Company's Credit Facility borrowings between 7.5% and 7.8%.

        Notional amounts outstanding at September 30, 2000, for interest rate collars are $145 million and $55 million (negative $0.5 million fair value) with expected maturity dates in the years 2003 and 2004, respectively. The interest rate collars effectively lock $200 million of the Company's Credit Facility borrowings between 7.0% and 7.8%.

        Notional amounts outstanding at September 30, 2000, for interest rate swaps are $70 million and $25 million (negative $0.4 million fair value) with expected maturity dates in the years 2003 and 2005, respectively. The interest rate swaps effectively lock $95 million of the Company's Credit Facility borrowings between 6.1% and 6.8%.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibit      Description
               -------      -----------

                10.65 Asset Purchase Agreement by and between Century Yuma Cellular Corp., Hendrix Electronics, Inc., Hendrix Radio Communications, Inc., El Centro Cellular Corp., Century El Centro Cellular Corp., Centennial Southwest License Company LLC, Centennial Communications Corp., WWC License LLC and Western Wireless Corporation dated July 24, 2000.

                27.1        Financial Data Schedule



        (b)    Reports on Form 8-K

               A Form 8-K was filed on July 28, 2000, reporting the Company's financial and operating results for the second quarter ended June 30, 2000, and the acquisition by the Company of the Arizona 4 and California 7 markets from Centennial Communications Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation


By \s\ THERESA E. GILLESPIE           By \s\ SCOTT SOLEY
  -----------------------------           -------------------------------
Theresa E. Gillespie                  Scott Soley
Executive Vice President              Executive Director of Accounting
                                      (Chief Accounting Officer)



                             Dated: November 9, 2000

                                  EXHIBIT INDEX


  Exhibit      Description
  -------      -----------
   10.65       Asset Purchase Agreement by and between Century Yuma Cellular
               Corp., Hendrix Electronics, Inc., Hendrix Radio Communications,
               Inc., El Centro Cellular Corp., Century El Centro Cellular Corp.,
               Centennial Southwest License Company LLC, Centennial
               Communications Corp., WWC License LLC and Western Wireless
               Corporation dated July 24, 2000.

   27.1        Financial Data Schedule