Form 10-K405
period 2000-12-31
WESTERN WIRELESS CORP
filed 2001-03-30
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number 000-28160

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               WASHINGTON                               91-1638901
----------------------------------------     ---------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

         3650 131st AVENUE S.E.
          BELLEVUE, WASHINGTON                             98006
----------------------------------------     ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing sale price of the registrant's common stock on March 26, 2001 as reported by the NASDAQ Stock Market was $2,828,255,938.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Title             Shares Outstanding as of March 26, 2001
-------------------------------------   ---------------------------------------
Class A Common Stock, no par value                                   71,518,915
Class B Common Stock, no par value                                    7,044,249


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: Proxy Statement for its 2001 annual shareholders meeting to be filed with the United States Securities and Exchange Commission -- Part III.

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                Table of Contents

                                                PART I

ITEM 1.  BUSINESS.............................................................................................3

ITEM 2.  PROPERTIES..........................................................................................15

ITEM 3.  LEGAL PROCEEDINGS...................................................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................15

EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................................16


                                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................18

ITEM 6.  SELECTED FINANCIAL DATA.............................................................................19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................28

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................28


                                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................29

ITEM 11. EXECUTIVE COMPENSATION..............................................................................29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................29


                                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K..................................30

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


                                     PART I

Item 1. BUSINESS

THE BUSINESS OF WESTERN WIRELESS

      GENERAL

      Western Wireless Corporation (the "Company") provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The cellular operations are primarily in rural areas due to the Company's belief that there are certain strategic advantages to operating the technology in these areas. As of December 31, 2000, the Company provides cellular services in 19 western states under the Cellular One(R) ("Cellular One") brand name, serving over 1,049,000 subscribers. To support its growing subscriber base, the Company operates and maintains extensive centralized management and back office functions in the state of Washington. In addition, the Company operates two call centers in the states of Washington and Kansas and a third, bilingual call center, in the state of Texas. Further, Western Wireless International Corporation ("WWI"), a subsidiary of the Company, is a leading provider of wireless communications services worldwide. WWI operates wireless networks in eight countries, and is currently constructing a nationwide wireless network in Slovenia. As of December 31, 2000, these systems served over 678,000 customers. See "The Business of Western Wireless International," for more information.

      OPERATION OF CELLULAR COMMUNICATIONS SYSTEMS

      Cellular communications systems operate over radio frequencies licensed by the Federal Communication Commission ("FCC"). Cellular communications systems can provide two-way voice and data service, operating in the 824 to 899 MHz frequency band, and use both analog and digital technologies. Analog based systems transmit voice or data signals over a signal which is a continuously varying wave. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission. A single radio channel in a digital system can carry multiple simultaneous signal transmissions. Digital systems utilize Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA") or the Global System for Mobile Communications ("GSM") transmission technologies, none of which are compatible with the other technologies. Analog handsets are functionally compatible with cellular communications systems in all markets within the United States.

      TDMA and GSM are both based upon time-division of spectrum that divides each channel into three voice circuits, providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. CDMA technology converts analog voice signals into a wideband coded digital sequence. By assigning a unique code to each signal, several simultaneous transmissions can share the same frequency. CDMA has been widely deployed in North America and Asia.

      Cellular communications systems service areas are divided into multiple cells. In both analog and digital systems, each cell contains a transmitter, a receiver and signaling equipment (the "Cell Site"). The Cell Site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the cellular communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber's handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Cellular communications providers establish interconnection agreements with local exchange carriers and long distance carriers, thereby integrating their systems with the existing landline communications systems.

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

      STRATEGY

      The Company's principal focus is on the operation of wireless communication systems in rural markets in the United States. The Company believes that its 800 MHz licenses, utilizing both analog and digital technologies, give it a strategic advantage in its rural markets. The Company considers its rural markets to be less susceptible to competition and have a greater capacity for future growth than most metropolitan markets.

      The Company's operating strategy is to position itself as the premier rural communications provider in the United States and in selected markets worldwide through its subsidiary, WWI. This strategy requires that it: (i) maintain and operate high quality systems with extensive coverage; (ii) expand operations through increased subscriber growth and usage; (iii) increase the number of telecommunication services available to its customers, such as data, wireless Internet access and long-distance; (iv) create an environment that encourages other carriers' customers to roam on its network; (v) utilize centralized management, back office functions and its own sales force to improve operating efficiencies and generate greater economies of scale; and (vi) acquire additional wireless licenses in areas adjacent to or in proximity to its other markets.

      The Company is implementing its strategy by: (i) continually upgrading and maintaining its present systems to allow for more functionality and quality performance; (ii) offering a targeted range of products and services at competitive prices to complement today's business and personal lifestyles; (iii) providing a superior level of customer service; (iv) continuing to grow its footprint; and (v) continuing to invest in international operations through its subsidiary, WWI.

      Over the next few years, the Company plans to migrate certain portions of its domestic wireless network from analog to digital; focusing first on Metropolitan Service Areas ("MSAs"). Digital technology will allow the Company to economically expand the minutes of use available to its customers and introduce a wide range of consumer-based wireless Internet-related services.

      In 2001, the Company plans to add a CDMA digital technology platform in many of its markets. The Company will continue to offer TDMA digital services, but believes that most wireless carriers in the United States will utilize GSM and CDMA based digital technology platforms as they migrate to the next generation of wireless technology. The Company believes a CDMA platform will better support its wireless data strategy, and will attract additional roaming traffic not currently served by the Company's existing analog and TDMA network. While GSM is not currently available for 800 MHz systems, the Company will continue to evaluate the suitability of this digital platform for its subscribers and roaming customers.

      The Company has been a strong proponent of wireless companies providing wireline replacement services particularly in sparsely populated rural areas and being designated as an Eligible Telecommunications Carrier ("ETC"), thereby allowing the Company access to Universal Service Fund ("USF") payments. The USF was implemented to support the provision of telephone service to rural and high cost users, as well as, to low income individuals. ETC designation would support the Company's strategy to provide fixed Wireless Residential Service ("WRS") via a wireless device, as a principal or second residential phone, while obtaining supplemental revenues in the form of USF payments to offset the cost of serving WRS customers.

      ROAMING

      Cellular communications providers normally agree to provide service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas in a practice called "roaming". Agreements among system operators provide that the carrier that normally provides services to the roaming subscriber pays the serving carrier at rates prescribed by the serving carrier. Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may be used wherever a subscriber is located, as long as a cellular system is operational and has adequate capacity in the area and necessary roaming arrangements exist. Although analog and digital systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. Dual-mode and tri-mode handsets; however, make it possible for users of one type of system to "roam" on a different type of system outside of their service area.

      The Company has deployed TDMA digital voice channels in most of its markets and will begin adding a CDMA digital technology platform in 2001. The Company's system will offer three of the four leading wireless technology platforms in the United States, consistent with its strategy to create an environment that encourages other carriers' customers to roam on the Company's network.

      The Company has roaming agreements with the majority of wireless carriers in North America, including AT&T Corporation ("AT&T Wireless"), VoiceStream Wireless Corporation ("VoiceStream"), Sprint PCS L.P. ("Sprint PCS"), Verizon Wireless Corporation ("Verizon") and Cingular Wireless ("Cingular"). These arrangements allow their customers to roam on the Company's network and allow the Company's subscribers to utilize those carriers' networks. Similarly, these agreements provide attractive rates to the Company for its customers who roam in areas outside the Company's wireless network. During 2000, approximately 66% or $150 million of the Company's roamer revenues are attributable to a single carrier, AT&T Wireless. The Company's current agreement with AT&T Wireless is in effect until May 2001. The Company expects to negotiate a new agreement with AT&T Wireless at a lower rate.

      MARKETS AND SYSTEMS

      The Company operates cellular systems in 18 MSAs and 88 Rural Service Areas ("RSAs"), and owns 100% of each of its cellular licenses that cover a total of nearly ten million people. The Company's experience is that several inherent attributes of RSAs and small MSAs make such markets attractive. See "Licensing of Cellular Systems". Such attributes include high subscriber growth rates, population bases of customers with substantial needs for wireless communications, the ability to cover larger geographic areas with fewer Cell Sites than is possible in urban areas, less intense competitive environments and less vulnerability to personal communication services ("PCS") and other competition.

      Population data in the following table is estimated for 2001 based upon 1999 and 2000 actual data provided by Claritas, Inc. ("Claritas"), and is adjusted by the Company by applying Claritas' growth factors.

             CELLULAR                             CELLULAR
         LICENSE AREA(1)      POPULATION      LICENSE AREA(1)      POPULATION
      ---------------------   ----------   ---------------------   ----------
      Arizona                              Nevada
      Mohave (AZ-1)(4)            4,000    Humbolt (NV-1)              51,000
      Yuma (AZ-4)               157,000    Lander (NV-2)               59,000
      Graham (AZ-6)             196,000    Mineral (NV-4)              41,000
                              ---------    White Pine (NV-5)           15,000
        Arizona Total           357,000                            ----------
                              ---------      Nevada Total             166,000
                                                                   ----------
      Arkansas
      Hempstead (AR-11)          65,000   New Mexico
                              ---------   Colfax (NM-2)(5)             4,000
        Arkansas Total           65,000   Lincoln (NM-6)(3)          240,000
                              ---------                           ----------
                                            New Mexico Total         244,000
                                                                  ----------
      California
      Mono (CA-6)                29,000   North Dakota
      Imperial (CA-7)           146,000   Bismarck                    93,000
                              ---------   Fargo                      173,000
        California Total        175,000   Grand Forks                 93,000
                              ---------   Divide (ND-1)               99,000
                                          Bottineau (ND-2)            59,000
      Colorado                            McKenzie (ND-4)             61,000
      Pueblo                    141,000   Kidder (ND-5)               47,000
      Park (CO-4)                88,000                           ----------
      Elbert (CO-5)              38,000     North Dakota Total       625,000
      Saguache (CO-7)            52,000                           ----------
      Kiowa (CO-8)               47,000
      Costilla (CO-9)            30,000   Oklahoma
                              ---------   Cimarron (OK-1)             27,000
        Colorado Total          396,000   Nowata (OK-4)              200,000
                              ---------   Beckham (OK-7)             128,000
                                          Jackson (OK-8)              93,000
      Idaho                                                       ----------
      Idaho (ID-2)(2)            81,000     Oklahoma Total           448,000
                              ---------                           ----------
        Idaho Total              81,000
                              ---------
                                          South Dakota
      Iowa                                Rapid City                 110,000
      Sioux City                121,000   Sioux Falls                144,000
      Monona (IA-8)              54,000
                              ---------
        Iowa Total              175,000
                              ---------


             CELLULAR                             CELLULAR
         LICENSE AREA(1)      POPULATION      LICENSE AREA(1)      POPULATION
      ---------------------   ----------   ---------------------   ----------
      Kansas                               Harding (SD-1)              32,000
      Jewell (KS-3)              51,000    Corson (SD-2)               23,000
      Marshall (KS-4)           127,000    McPherson (SD-3)            51,000
      Ellsworth (KS-8)          129,000    Marshall (SD-4)             67,000
      Morris (KS-9)              57,000    Custer (SD-5)               27,000
      Franklin (KS-10)          114,000    Haakon (SD-6)               39,000
      Reno (KS-14)              178,000    Sully (SD-7)                66,000
                              ---------    Kingsbury (SD-8)            70,000
        Kansas Total            656,000    Hanson (SD-9)              101,000
                              ---------                            ----------
                                             South Dakota Total       730,000
                                                                   ----------
      Minnesota
      Kittson (MN-1)             49,000
      Lake of the Woods
      (MN-2-A1)                  25,000    Texas
      Chippewa (MN-7)           172,000    Abilene                    155,000
      Lac qui Parle  (MN-8)      64,000    Brownsville                335,000
      Pipestone (MN-9)          131,000    McAllen                    558,000
                              ---------    Lubbock                    226,000
        Minnesota Total         441,000    Midland                    118,000
                              ---------    Odessa                     122,000
                                           San Angelo                 102,000
      Missouri                             Dallam (TX-1)               57,000
      Bates (MO-9)               81,000    Hansford (TX-2)             87,000
                              ---------    Parmer (TX-3)              137,000
        Missouri Total           81,000    Briscoe (TX-4)              41,000
                              ---------    Hardeman (TX-5)             74,000
                                           Fannin (TX-7)              381,000
      Montana                              Gaines (TX-8)              130,000
      Billings                  129,000    Hudspeth (TX-12)            28,000
      Great Falls                77,000    Reeves (TX-13)              30,000
      Lincoln (MT-1)            155,000    Loving (TX-14)              41,000
      Toole (MT-2)               35,000                            ----------
      Phillips (MT-3)            13,000      Texas Total            2,622,000
      Daniels (MT-4)             38,000                            ----------
      Mineral (MT-5)            196,000
      Deer Lodge (MT-6)          63,000
      Fergus (MT-7)              31,000    Utah
      Beaverhead (MT-8)          98,000    Juab (UT-3)                 62,000
      Carbon (MT-9)              33,000    Beaver (UT-4)              126,000
      Prairie (MT-10)            19,000    Carbon (UT-5)               84,000
                              ---------    Piute (UT-6)                30,000
         Montana Total          887,000                            ----------
                              ---------      Utah Total               302,000
                                                                   ----------
      Nebraska
      Lincoln                   241,000
      Cherry (NE-2)              29,000    Wyoming
      Knox (NE-3)               113,000    Casper                      63,000
      Grant (NE-4)               36,000    Park (WY-1)                 48,000
      Boone (NE-5)              146,000    Sheridan (WY-2)             77,000
      Keith (NE-6)              109,000    Lincoln (WY-3) (6)          15,000
      Hall (NE-7)                93,000    Niobrara (WY-4)            132,000
      Chase (NE-8)               56,000    Converse (WY-5)             13,000
      Adams (NE-9)               79,000                            ----------
      Cass (NE-10)               89,000       Wyoming Total           348,000
                              ---------                            ----------
        Nebraska Total          991,000       Total                 9,790,000
                              ---------                            ==========

(1) Excludes one market containing a population of about 90,000 in which the Company operates under an Interim Operating Authority.

(2) The population for Idaho 2 includes 6,000 persons in the Idaho 3 RSA because the Company has construction permits to build Cell Sites in portions of Idaho 3 under its Idaho 2 license.

(3) The population for New Mexico 6 includes 100 persons in the New Mexico 3 RSA because the Company is the licensed A-2 carrier, servicing a portion of the New Mexico 3 RSA.

(4) The Company is the licensed A-2 carrier, servicing a portion of the Arizona 1 RSA.

(5) The Company is the licensed A-2 carrier, servicing a portion of the New Mexico 2 RSA.

(6) The Company is the licensed A-2 carrier, servicing a portion of the Wyoming 3 RSA.

      PRODUCTS AND SERVICES

      Basic Services -- The Company offers its subscribers high quality communications service, as well as several custom calling services, such as call forwarding, call waiting, conference calling, enhanced directory assistance with hands-free dialing, voice message storage and retrieval, caller ID, data services and no-answer transfer. The nature of the services offered varies depending upon the market. In addition, all subscribers can access local government emergency services from their cellular handsets (at no charge) by dialing 911. The Company will continue to evaluate new products and services that may be complementary to its wireless operations. The Company has designed several pricing options to meet the varied needs of its customer base. Most options consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges per minute of additional use. In addition, in most cases, the Company separately charges for its custom calling features.

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

      Data Services -- The Company offers circuit-switched data service in all its markets and CDPD (Cellular Digital Packet Data) service in its Texas markets. Several oil companies currently use the Company's CDPD service for the remote monitoring of field equipment. Other customers, such as courier companies, use this data service to support field personnel with detailed work or delivery orders and field access to databases.

      The Company is currently developing a wireless Internet portal and plans to introduce a wide range of consumer-based wireless Internet-related services such as e-mail service, web browsing, customizable home pages and information alerts.

      Wireless Residential Services -- The Company utilizes its existing network infrastructure and cellular licenses to provide wireless local voice and data service primarily to residential customers. This service involves the installation of a wireless access unit at a customer's residence. The wireless access unit provides the customer dial tone and transmits the signal to the nearest Cell Site. The Company believes that WRS offers many customers a cost-effective and reliable alternative to local wireline carriers. In addition, WRS can be deployed in regions not currently served by local wireline carriers. For example, in November 2000, the Company began providing WRS to residents of the Pine Ridge Indian Reservation in southwestern South Dakota. Many of these residents never had access to wireline services.

      An integral part of the Company's WRS strategy is to offer the service in rural areas where the Company is eligible to receive USF funds with designated ETC status. As of December 31, 2000, the Company has received full or partial ETC status in 10 states and has applications pending in 3 states. In addition, the Company has filed a petition with the FCC requesting designation as an ETC for the Pine Ridge Indian Reservation. The Company expects USF funds to be a significant source of revenues in the future, but currently these funds comprise a small portion of the Company's overall revenues.

      MARKETING, SALES AND CUSTOMER SERVICE

      The Company's sales and marketing strategy is to generate continued net subscriber growth and increased subscriber revenues. In addition, the Company targets a customer base that it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

      Marketing -- The Company markets its products and services in all operating markets under the name Cellular One. Cellular One, the first national brand name in the cellular industry, is currently utilized by a coalition of cellular licensees. The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a lower cost than what could be achieved by the Company alone. In June 1999, a subsidiary of the Company became a 50% partner in the Cellular One Group. With existing Cellular One Group partner, Southwestern Bell, the Company owns, manages and promotes the Cellular One brand nationwide. Southwestern Bell has notified the Cellular One Group of their intent to terminate their use of the Cellular One brand. (see section entitled "Intellectual Property")

      Sales -- The Company sells its products and services through a combination of direct and indirect channels. The Company operates 289 stores and kiosks under the Cellular One brand name and utilizes a direct sales force that is trained to educate new customers on the features of its products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels.

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

      The Company also acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      Customer Service -- Customer service is a significant element of the Company's operating philosophy. The Company is committed to attracting and retaining subscribers by providing consistently superior customer service. The Company opened a new state of the art call center in Manhattan, Kansas in November 1999 and combined with the facility in Issaquah, Washington, the Company maintains a highly sophisticated monitoring and control system, a staff of customer service personnel and a well-trained technical staff to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year. The Company also operates a call center in the Rio Grande Valley, Texas to support its growing Spanish speaking subscriber base.

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

      SUPPLIERS AND EQUIPMENT VENDORS

      The Company does not manufacture any of the handsets or Cell Site equipment used in its operations. The high degree of compatibility among different manufacturers' models of handsets and Cell Site equipment allows the Company to design, supply and operate its systems without being dependent upon any single source of such equipment. The handsets and Cell Site equipment used in the operations are available for purchase from multiple sources. The Company has been advised that manufacturers will phase-out the manufacture of analog handsets but anticipates that such equipment will continue to be available through 2002. Digital, dual-mode and tri-mode handsets will continue to be available from multiple manufacturers in the foreseeable future. The Company currently purchases handsets primarily from Audiovox, Inc., Motorola, Inc., NEC Inc. and Nokia Telecommunications, Inc. ("Nokia") and its Cell Site and switching equipment primarily from Lucent Technologies, Inc. and Nortel Networks, Inc.

      COMPETITION

      Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two existing cellular licensees. Also, Specialized Mobile Radio ("SMR") dispatch system operators have constructed digital mobile communications systems, referred to as Enhanced Specialized Mobile Radio ("ESMR"), in many cities throughout the United States, including some of the markets in which the Company operates.

      The Company operates in a very competitive environment. Each of the Company's cellular markets face one cellular competitor, such as Verizon, Alltel Corporation or Cingular. Additionally, the Company has PCS and ESMR competitors in some of its largest markets. Continuing industry consolidation has resulted in an increased presence of these regional and national wireless operators within the Company's footprint. The Company also competes with paging, dispatch services, resellers and landline telephone service providers in its cellular markets. Increasingly, cellular service is becoming a viable alternative to landline voice services for certain customer segments, putting cellular licensees in direct competition with traditional landline telephone service providers. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging services that feature voice messaging and data display, as well as tone only service, may be adequate for potential subscribers who do not need to speak to the caller.

      The FCC requires all cellular licensees to provide service to "resellers". A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with the Company.

      In the future, the Company expects to face increased competition from entities providing similar services using other communications technologies. In addition, the auctioning and subsequent deployment of technology in additional spectrum could also generate new competition for the Company. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

      INTELLECTUAL PROPERTY

      Cellular One is a service mark registered with the United States Patent and Trademark Office. Cellular One Group, a Delaware general partnership comprised equally of the Company and Cellular One Marketing, Inc. ("COMI"), a subsidiary of Southwestern Bell Mobile Systems, Inc. ("SBMS") owns the service mark.

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

      In April 2000, SBC Communications Corporation, the parent corporation of SBMS and BellSouth Corporation announced they had agreed to combine their wireless telephone operations. The combined company has announced it will discontinue use of the Cellular One mark in 2001 and begin marketing its cellular telephone service using the "Cingular" service mark. The Company has been advised that COMI intends to withdraw from the Cellular One Group.

      The Company holds federal trademark registration of the mark "Western Wireless" and has registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

      GOVERNMENTAL REGULATION

      The FCC regulates the licensing, construction, operation, acquisition and sale of cellular systems in the United States pursuant to the Communications Act of 1934, as amended (the "Communications Act"), and the rules, regulations and policies promulgated by the FCC hereunder.

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

      At the end of the 10-year license term, licensees must file applications for renewal of licenses. The FCC has adopted specific standards that apply to cellular renewals, under which standards the FCC will award a renewal expectancy to a cellular licensee that: (i) has provided substantial service during its past license term; and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. Violations of the Communications Act or the FCC's rules could result in license revocations, forfeitures or fines. The Company has approximately 16 cellular licenses that are subject to the renewal process over the next three years. While the Company believes that each of its cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed.

      Cellular radio service providers must also satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid electrical interference between adjacent systems. In addition, the height and power of antenna transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC has also provided guidelines respecting cellular service resale and roaming practices and the terms under which certain ancillary services may be provided through cellular facilities.

      Cellular licensees are subject to certain Federal Aviation Administration ("FAA") regulations regarding the location, marking/lighting, and construction of transmit towers. Each tower requiring FAA notification requires tower registration with the FCC. In addition, the Company's facilities may be subject to regulation by the Environmental Protection Agency ("EPA") and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to the Company's activities.

      The Company uses, among other facilities, common carrier point-to-point microwave facilities to connect Cell Sites and to link the Cell Sites to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters, frequency protection and service.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service ("CMRS"), such as a cellular service provider.

      The Communications Act and FCC rules require the FCC's prior approval of any assignments of cellular and microwave licenses, including construction permits, or transfers of control of cellular and microwave licensees (pro forma assignments and transfers of control do not require prior FCC approval). Subject to FCC approval, a license or permit may be transferred from a non-wireline entity to a wireline entity, or vice versa. Non-controlling interests in an entity that holds a cellular license generally may be bought or sold without prior FCC approval. If the transaction is over a certain size, any acquisition or sale by the Company of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice as well as approval from any state or local regulatory authorities having competent jurisdiction.

      In cases where there is "significant overlap" among PCS, cellular or SMR licensees, who are linked by common ownership, the FCC's rules impose limits on the amount of spectrum that may be held. The FCC defines "significant overlap" to occur when at least 10% of the population within a licensed PCS service area lies within the related CGSA(s) and/or SMR service area(s). No person or entity may hold an attributable interest in cellular, PCS and SMR licenses for more than 55 MHz of spectrum in RSAs or 45 MHz of spectrum in all other areas. The rules require that the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. This means that VoiceStream's ownership of PCS licenses will be attributed to the Company because of some common officers and directors. Thus spectrum cap restrictions will be in effect where the Company owns cellular licenses serving markets that are also served by VoiceStream. Currently, the Company does not own any cellular, PCS or SMR spectrum that requires divestiture to come into compliance with the spectrum cap. The FCC has recently issued a Notice of Proposed Rulemaking seeking comment on whether the CMRS spectrum cap and the related cellular cross-interest rule should be eliminated, modified or retained. In the event that spectrum cap restrictions are not eliminated, then the Company or VoiceStream may be obligated to divest sufficient portions of some markets to come into compliance with the rules based on future market acquisitions.

      RECENT REGULATORY DEVELOPMENTS

      On July 26, 1996, the FCC announced rules for making emergency 911 services available by cellular, PCS and other mobile service providers, including enhanced 911 ("E911") services that provide the caller's telephone number, location, and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. Although all wireless providers must be capable of transmitting 911 calls from individuals with speech or hearing disabilities, carriers utilizing digital systems have been unable technically to transmit calls from text type ("TTY") devices. In light of recent technological advances related to TTY/digital compatibility, digital wireless service providers must be capable of transmitting 911 TTY calls by June 30, 2002.

      Under Phase I of the FCC's E911 rules, if a Public Service Answering Point ("PSAP") requests and is capable of processing the caller's telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller's automatic number identification and Cell Site location. Wireless carriers must transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. The FCC's rules require that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. This rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services. Under Phase II of the FCC's E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. If a handset-based approach is selected, the PSAP must be able to identify the location of a 911 caller within 50 meters in 67% of all cases and within 150 meters for 95% of all calls. The carrier must begin selling and activating handsets with automatic location identification ("ALI") capability by October 1, 2001. By December 31, 2001, 25% of the CMRS carriers' new handset activations must be ALI-compatible. If the carrier selects a network-based approach, the PSAP must be able to identify the location of a 911 caller within 100 meters in 67% of all cases and within 300 meters for 95% of all calls. The carrier must provide ALI service to 50% of callers within six months of a request by a PSAP. In December 2000, the FCC established June 30, 2002, as the deadline by which digital wireless service providers must be capable of transmitting 911 calls using TTY devices. State actions incompatible with the FCC rules are subject to preemption.

      On August 1, 1996, the FCC released a report and order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed, as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to private business exchanges and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC determined that these services should be regulated by state commissions only upon a case-by-case review by the FCC.

      FCC rules provide that a local exchange carrier ("LEC") must provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable. On August 8, 1996, the FCC released a lengthy and complex order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision was subject to petitions for reconsideration and judicial review, as described below, and its precise impact continues to be difficult to predict with certainty. However, the FCC's order concludes that CMRS providers are entitled to reciprocal compensation arrangements with LECs, in which CMRS providers are entitled to collect the same charges for terminating wireline-to-wireless traffic on their systems that the LECs charge for terminating wireless-to-wireline calls, and prohibits LECs from charging CMRS providers for terminating LEC-originated traffic. Under the rules adopted by the FCC, states must set arbitrated rates for interconnection and access to unbundled elements based upon the LECs' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC has established proxy rates to be used by states to set interim interconnection rates pending the establishment of cost-based rates. The FCC has also permitted states to impose "bill and keep" arrangements, under which CMRS providers would make no payments for LEC termination calls where LECs and CMRS providers have symmetrical termination costs and roughly balanced traffic flows. However, the FCC has found no evidence that these conditions presently exist. The relationship of these charges to the payment of access charges and universal service contributions has not yet been resolved by the FCC.

      State regulators and LECs filed appeals of the interconnection order, which were consolidated in the United States Court of Appeals for the Eighth Circuit. The Court vacated many of the rules adopted by the FCC, including those rules governing the pricing of interconnection services, but specifically affirmed the FCC rules governing interconnection with CMRS providers. In January 1998, the United States Supreme Court agreed to review that Eighth Circuit decision. In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's judgment, and upheld most provisions of the FCC's interconnect order. Upon remand, the Eighth Circuit held that the Telecommunications Act foreclosed the cost methodology adopted by the FCC, which was based on the efficient replacement cost of existing technology. In January 2001, the United States Supreme Court granted certiorari to consider the Eighth Circuit's decision. Resolution of this issue is still pending.

      In its implementation of the Telecommunications Act, the FCC established new federal universal service rules, under which wireless service providers for the first time are eligible to receive universal service subsidies, but also are required to contribute to both federal and state universal service funds. For the first quarter of 2001, the FCC's universal service proposed contribution factor amounts to 6.7% of interstate and international telecommunications revenues for high cost, low income, schools, libraries and rural health care support mechanisms. Various parties challenged the FCC's universal service rules, and the cases were consolidated in the United States Court of Appeals for the Fifth Circuit. The court affirmed most of the FCC's decisions regarding its implementations of the high-cost support system but remanded for further consideration the FCC's decision to assess contributions from carriers based on both international and interstate revenues. The court also reversed the requirement that incumbent local exchange carriers recover their contributions from access charges and the blanket prohibition on additional state eligibility requirements for carriers receiving high-cost support. Additionally, the Court reversed the rule prohibiting local telephone service providers from disconnecting low-income subscribers. Finally, the Court concluded that the FCC exceeded its jurisdictional authority when it assessed contributions for "schools and libraries" programs based on the combined intrastate and interstate revenues of interstate telecommunications providers and when it asserted its jurisdictional authority to do the same on behalf of high-cost support. Petitions requesting review by the United States Supreme Court of the Fifth Circuit's decision were withdrawn in October 2000. Many states also are developing state universal fund programs. A number of these state funds require contributions, which may vary greatly from state to state, from CMRS carriers.

      The FCC has adopted rules on telephone number portability in an effort to achieve more efficient number utilization, which will enable subscribers to migrate their landline and cellular telephone numbers to a PCS carrier and from a PCS carrier to another service provider. The FCC established November 24, 2002, as the deadline for CMRS carriers to implement service provider number portability.

      The Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials' use of wiretaps and like devices to intercept or isolate subscriber communications. In an order released August 31, 1999, the FCC ordered all cellular, wireline and broadband PCS providers to implement interim standards by June 30, 2000, with full compliance by September 30, 2001. The order also stated that CALEA applies broadly to any carrier (excluding private networks and information services providers) providing indiscriminate telecommunications service to the public. Representatives of the cellular and PCS industry challenged the portion of the surveillance rules that required carriers to make the location of antenna towers used in wireless telephone calls, signaling information from custom calling features (such as call forwarding and call waiting), telephone numbers dialed after calls are connected, and data pertaining to digital "packet-mode" communications available to law enforcement agencies. In August 2000, the United States Court of Appeals for the District of Columbia vacated and remanded the provision regarding the custom features and dialed digits because the FCC failed to explain cogently why the regulation should be allowed. The Court upheld the FCC's decision regarding the location of antennas as reasonable. The FCC will grant waivers to extend the deadline if compliance is not reasonably achievable through application of available technology.

      The FCC adopted rules limiting the use of customer proprietary network information ("CPNI") by telecommunications carriers in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. Petitions asking the FCC to forbear from applying CPNI requirements to certain telecommunications carriers were denied on September 3, 1999, but the FCC did make certain modifications, allowing carriers to use CPNI to market customer premises equipment or to regain customers who have switched to another carrier. The rules were struck down by the United States Court of Appeals for the Tenth Circuit in August 1999. In June 2000, the Supreme Court declined to hear the appeal of the Tenth Circuit's decision. In the event that the FCC's CPNI restrictions are reinstated at some point in the future, the Company does not anticipate that compliance will have a significant adverse impact on its financial position, results of operation or liquidity.

      Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, and thus decrease demand for wireless products and services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Federal, state and local legislation also has been proposed in response to these risks. The FCC established safety limits for human exposure to radio frequency emissions, which went into effect September 1, 2000. After September 1, if any facility, operation or device is found to be non-compliant with radio frequency exposure guidelines, and if any required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

      The rapid growth and penetration of wireless services has prompted the interest of state legislatures and state public utility commissions, generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of "informational" tariffs, certification of operation, and other areas. While the Acts generally preempt state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate "terms and conditions" of service offerings by CMRS providers and may petition the FCC to allow it to regulate the rates of CMRS providers. No state has petitioned the FCC, but such action by the states in the future cannot be precluded. Several states also have proposed or imposed consumer protection regulations on CMRS providers. At the local level, wireless facilities typically are subject to zoning and land use regulation, and may be subject to fees for use of public rights of way. Although local and state governments cannot categorically prohibit the construction of wireless facilities in any community, or take actions that have the effect of prohibiting construction, securing state and local government approvals for new tower sites may become a more difficult and lengthy process.

      The FCC does not presently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for U.S. wireless operations. However, the FCC has the authority to regulate the rates, terms and conditions under which the Company provides service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination.

      In August 2000, the FCC addressed the extent to which the Acts limit plaintiffs in class action lawsuits against CMRS carriers to recover damages and obtain other remedies based upon alleged violations of state consumer protection statutes and common law. The FCC determined that the Acts did not preempt state damages claims as a matter of law, but that whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

EMPLOYEES AND LABOR RELATIONS

      The Company considers its labor relations to be good and, to the Company's knowledge, none of its employees is covered by a collective bargaining agreement. As of December 31, 2000, the Company employed a total of 3,665 people in the following areas:

                                                                       Number of
      Category                                                         Employees
      --------                                                         ---------
      Domestic:
         Sales and marketing                                             1,294
         Engineering                                                       244
         General and administrative, including customer service          1,348
      International:
         WWI employees(1)                                                  779

(1) Includes employees of operating joint ventures in which WWI has a controlling interest.

THE BUSINESS OF WESTERN WIRELESS INTERNATIONAL

      At December 31, 2000, the Company owned approximately 96% of WWI and the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through operating joint ventures, is a provider of wireless communications services worldwide. WWI has participated in operating joint ventures that have built and launched fixed and wireless networks in Ireland, Bolivia, Iceland, Ghana, Haiti, Cote d'Ivoire, Croatia and Georgia, and is currently constructing a nationwide wireless network in Slovenia. These systems are licensed to provide wireless services to over 65 million people with a proportionate population of over 32 million. Population data in the following table is as of December 31, 2000 as reported by the Economist Intelligence Unit.

                                                BENEFICIAL
                                                 OWNERSHIP        PROPORTIONATE
           MARKETS            POPULATION        PERCENTAGE          POPULATION
      --------------          ----------        ----------        -------------
      Slovenia                 1,987,000          100.00%            1,987,000
      Ireland                  3,700,000           77.78%            2,878,000
      Bolivia                  8,330,000           67.00%            5,581,000
      Iceland                    279,000           57.31%              160,000
      Ghana                   18,500,000           56.67%           10,484,000
      Haiti                    7,800,000           51.00%            3,978,000
      Cote d'Ivoire           14,500,000           40.00%            5,800,000
      Croatia                  4,784,000           19.00%              909,000
      Georgia                  5,400,000           14.50%              783,000
                              ----------                          ------------
      Total                   65,280,000                            32,560,000
                              ==========                          ============

      GENERAL

      The primary business of WWI is wireless communications for mobile and fixed applications. In each of its markets, WWI's operating joint ventures provide mobile voice telephony utilizing GSM technology, with the exception of Haiti which utilizes TDMA technology. In certain markets, WWI's operating joint ventures also provide other telecommunications services, including wireless local loop, international long distance, Internet access, pay phones and paging. Virtually all of these services are provided through wireless technology, which is usually a more economic medium through which to deliver telecommunications services than traditional landline networks.

      WWI has operating joint ventures in countries where there is substantial unmet demand for communications services and a high potential for rapid subscriber growth. By introducing competition and providing customers with a high-quality alternative, WWI has succeeded in expanding the size and service offerings of the telecommunications sector in these countries.

      STRATEGY

      WWI's principal objective is to become a leading provider of wireless communications services in underserved markets. WWI has pursued a strategy of obtaining interests in licenses to provide telecommunications services in a variety of countries where license costs have been relatively low. The elements of WWI's strategy are to find opportunities where the company can leverage its operating knowledge and construction capabilities to bring wireless telecommunications to markets it believes are underserved by the existing wireless operators. WWI provides technical and management expertise to each of these joint ventures. In most of its markets, WWI has traditionally teamed up with local and international partners. Once WWI has established operations in a new region, the company seeks to leverage its resources in that region by acquiring additional wireless licenses or businesses in neighboring countries. WWI intends to pursue controlling interests in future operating entities and gain majority ownership in existing operating entities whenever viable.

      OPERATIONS

      Slovenia

      In November 2000, WWI's operating company in Slovenia, Western Wireless International d.o.o., was awarded a national GSM license. The license provides WWI with the right to provide mobile telephony services in the 1800-MHz band. WWI expects to launch this network within the next twelve months.

      Ireland

      In May 2000, WWI's operating joint venture in Ireland, Meteor Mobile Communications Limited ("Meteor"), obtained the undisputed right to provide mobile telephony services in the 900-MHz and 1800-MHz bands throughout Ireland. Meteor's dual-band network launched commercial service in February 2001.

      Bolivia

      In November 1999, WWI's joint venture in Bolivia, NuevaTel S.A. ("NuevaTel"), was awarded a nationwide PCS license. NuevaTel launched commercial service in November 2000.

      Iceland

      In July 1997, WWI's operating joint venture in Iceland, TAL h.f. ("TAL") was awarded a national GSM license. TAL launched commercial service in May 1998. In April 1999, TAL announced the acquisition of Islandia Internet, an Internet service provider.

      Ghana

      In January 1997, WWI's operating joint venture in Ghana, Western Telesystems (GH), Ltd. ("Westel"), was granted the Second Network Operator license for telecommunication services. Westel is licensed to provide fixed and wireless telecommunications services throughout Ghana, including basic phone service, cellular, paging, international long distance, pay phones, data communications, private networks and satellite communications. Westel launched commercial service of its wireless local loop network, its payphone network and its international gateway in February 1998.

      Haiti

      In September 1998, WWI's operating joint venture in Haiti, Communication Cellulaire d'Haiti ("COMCEL") was awarded a license to construct and operate a nationwide TDMA mobile communications network. Additionally, COMCEL was granted the right to build and operate services such as paging, payphones and, in the future, an international gateway. COMCEL launched commercial service in Port-au-Prince, Haiti in September 1999.

      Cote d'Ivoire

      In January 2000, WWI completed the acquisition of 40% interest in Comstar Cellular ("Comstar"), a GSM cellular operator in Cote d'Ivoire. After significantly expanding the network, Comstar relaunched commercial services under the new brand name, CORA de Comstar, in September 2000.

      Croatia

      In September 1998, WWI's joint venture in Croatia, VIPnet GSM ("VIPnet"), was awarded the first private GSM license in Croatia. VIPnet launched its commercial service in July 1999.

      Georgia

      In July 1996, WWI's operating joint venture in Georgia, MagtiCom GSM, Ltd. ("MagtiCom"), was granted the country's second GSM license. MagtiCom launched commercial service in September 1997.

Item 2. PROPERTIES

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of the executive officers and key personnel of Western Wireless Corporation ("the Company") are listed below along with their business experience during the past five years. The business address of all officers of the Company is 3650 131st Avenue SE, Bellevue, Washington 98006. All of these individuals are citizens of the United States. Executive officers of the Company are appointed by the Board of Directors. As Executive Director of Accounting of the Company, Mr. Scott Soley, although not an executive officer, is a key employee and the Company's chief accounting officer. No family relationships exist among any of the executive officers or key personnel of the Company, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

      NAME                             AGE      POSITION
      ----                             ---      --------
      John W. Stanton                  45       Chairman, Director and Chief
                                                Executive Officer
      Donald Guthrie                   45       Vice Chairman
      Mikal J. Thomsen                 44       President, Chief Operating
                                                Officer and Director
      Theresa E. Gillespie             48       Executive Vice President and
                                                Director
      Bradley J. Horwitz               45       Executive Vice President and
                                                President Western Wireless
                                                International
      Gerald J. "Jerry" Baker          54       Senior Vice President
      H. Stephen Burdette              51       Senior Vice President
      Jeffrey A. Christianson          44       Senior Vice President,
                                                General Counsel and Secretary
      Thorpe M. "Chip" Kelly, Jr.      38       Senior Vice President
      Scott A. Soley                   38       Executive Director of Accounting
                                                (Chief Accounting Officer)

      John W. Stanton has been a director, Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1992. Mr. Stanton has been a director of VoiceStream since February 1998, and its Chief
Executive Officer and Chairman since it was formed in 1994. Mr. Stanton served as a director of McCaw Cellular Communications ("McCaw") from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw, serving as Vice Chairman of the Board of McCaw from 1988 to September 1991 and as Chief Operating Officer of McCaw from 1985 to 1988. Mr. Stanton is a member of the board of directors of VoiceStream, Advanced Digital Information Corporation, MicroCell, 360Networks and Columbia Sportswear, Inc., and a trustee of Whitman College, a private college.

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

      Theresa E. Gillespie has been Executive Vice President of the Company since May 1999. Prior to being elected Executive Vice President, Ms. Gillespie served as Senior Vice President of the Company from 1997 until May 1999, and Chief Financial Officer of the Company and one of its predecessors from 1991 to 1997. Ms. Gillespie was Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since 1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw. From 1976 to 1986 she was employed by a national public accounting firm.

      Bradley J. Horwitz has been Executive Vice President of the Company since March 2000, and President of Western Wireless International Corporation ("WWI"), a subsidiary of the Company, since 1995. Mr. Horwitz was Vice President-International of the Company from 1995 to March 2000, and held various positions at McCaw, serving as Vice President-International Operations from 1992 to 1995, Director-Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990.

      Gerald J. "Jerry" Baker has been Senior Vice President of Engineering and Technical Operations for the Company since January 2001, after spending almost four years as Vice President of Engineering and Technology for WWI. Prior to joining WWI in 1997, Mr. Baker was Chief Technical Officer for GTE Mobilnet's California operations for three years. Between 1988 and 1994, he spent six years in various senior technical management positions with US West Cellular. Mr. Baker held senior technical management positions at McCaw between 1984 and 1988.

      H. Stephen Burdette has been Senior Vice President-Information Technology and Customer Services of the Company since April 2000. Mr. Burdette joined the Company in August 1999 as Senior Vice President-Sales, Marketing and Customer Services. Before joining the Company, Mr. Burdette served as Senior Vice President-Operations for MobileComm, a Bell South Company, from 1990 to 1994; then for MobileMedia from 1994 to 1996; and subsequently for MobileComm from 1996 to 1999 after it was purchased by MobileMedia.

      Jeffrey A. Christianson has been Senior Vice President and General Counsel of the Company since February 2000 and Corporate Secretary since July 2000. From 1996 to January 2000, Mr. Christianson served as Senior Vice President, Business Development, General Counsel and Corporate Secretary of Wizards of the Coast, Inc. From 1993 to 1996, Mr. Christianson served as General Counsel and Corporate Secretary of Heart Technology, Inc., a medical device company. Mr. Christianson is a member of the board of directors of The Humane Society for Seattle/King County and the Northwest Children's Fund, a Seattle-based non-profit community foundation.

      Thorpe M. "Chip" Kelly, Jr. has been Senior Vice President of Sales and Marketing for the Company since September 2000. Prior to being elected Senior Vice President, Mr. Kelly served as Vice President of Sales from April 1999 and Executive Director of Sales from 1998. Mr. Kelly has worked with the Company and its predecessors since 1989 in a variety of field and corporate sales management positions.

      Scott A. Soley has been Executive Director of Accounting of the Company since November 1999, and has been a key employee as the chief accounting officer since August 1999. From 1995 to 1999, Mr. Soley held various accounting positions with the Company. Prior to 1995, Mr. Soley held various accounting positions with Egghead Software, Inc. and gained two years of experience at a local public accounting firm in the Seattle area.

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


      1999                              High                         Low
      ----                              ----                         ---
      First quarter *                   $37 5/8                      $22

      Second quarter *                  $47 3/4                      $19 3/4

      Third quarter                     $54 1/16                     $27 3/8

      Fourth quarter                    $75 1/4                      $43 3/16

      2000                              High                         Low
      ----                              ----                         ---

      First quarter                     $73 1/2                      $39 1/2

      Second quarter                    $61 1/4                      $34 13/16

      Third quarter                     $61 1/2                      $31 1/16

      Fourth quarter                    $48 3/8                      $30 1/4


      * Prior to May 3, 1999, the date VoiceStream was formally separated from the Company (the "Spin-off"), the Company's share price reflected its 80.1% ownership in VoiceStream. VoiceStream consisted of the Company's former PCS operations. The Company's shareholders received one share of VoiceStream common stock for each share of the Western Wireless common stock owned on April 30, 1999.

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

      As of March 26, 2001, there were approximately 217 and 54 shareholders of record of the Company's Class A and Class B Common Stock, respectively.

      There were no sales of unregistered securities made by the registrant in 2000.

Item 6. SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2000, which was derived from the Company's consolidated financial statements and notes thereto that have been audited by Arthur Andersen LLP, independent public accountants. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

CONSOLIDATED FINANCIAL DATA(1)(2)
(Dollars in thousands, except                                      YEAR ENDED DECEMBER 31,
per share data)                         ----------------------------------------------------------------------------
                                            2000            1999            1998            1997            1996
                                        ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues                                $    834,954    $    626,777    $    460,567    $    334,866    $    229,546
Operating expenses                           645,979         486,625         379,287         297,586         234,603
Stock-based compensation                      20,097          79,223
                                        ------------    ------------    ------------    ------------    ------------
Operating income (loss)                      168,878          60,929          81,280          37,280          (5,057)
Gain on sale of Latvian joint venture         57,412
Other expense                               (150,565)       (110,660)        (95,118)        (38,999)        (38,698)
Minority interest in consolidated
   subsidiaries                                2,058           1,610             479
                                        ------------    ------------    ------------    ------------    ------------
Net income (loss) from continuing
   operations                                 77,783         (48,121)        (13,359)         (1,719)        (43,755)
Loss from discontinued operations                           (100,652)       (210,710)       (263,815)        (86,350)
Extraordinary item                           (12,377)
                                        ------------    ------------    ------------    ------------    ------------
      Net income (loss)                 $     65,406    $   (148,773)   $   (224,069)   $   (265,534)   $   (130,105)
                                        ============    ============    ============    ============    ============
Share data(3):
   Basic income (loss) per share
      Continuing operations             $       1.00    $      (0.63)   $      (0.17)   $      (0.03)   $      (0.67)
      Discontinued operations                                  (1.31)          (2.78)          (3.73)          (1.33)
      Extraordinary item                       (0.16)
                                        ------------    ------------    ------------    ------------    ------------
   Basic income (loss) per share        $       0.84    $      (1.94)   $      (2.95)   $      (3.76)   $      (2.00)
                                        ============    ============    ============    ============    ============
Share data(3):
   Diluted income (loss) per share
      Continuing operations             $       0.97    $      (0.63)   $      (0.17)   $      (0.03)   $      (0.67)
      Discontinued operations                                  (1.31)          (2.78)          (3.73)          (1.33)
      Extraordinary item                       (0.16)
                                        ------------    ------------    ------------    ------------    ------------
   Diluted income (loss) per share      $       0.81    $      (1.94)   $      (2.95)   $      (3.76)   $      (2.00)
                                        ============    ============    ============    ============    ============

Weighted average shares outstanding
   Basic                                  77,899,000      76,775,000      75,863,000      70,692,000      65,196,000
                                        ============    ============    ============    ============    ============
   Diluted                                80,303,000      76,775,000      75,863,000      70,692,000      65,196,000
                                        ============    ============    ============    ============    ============

                                                                        December 31,
                                        ----------------------------------------------------------------------------
(Dollars in thousands)                      2000            1999            1998            1997            1996
                                        ------------    ------------    ------------    ------------    ------------
CONSOLIDATED BALANCE SHEETS DATA:
Total assets                            $  1,996,469    $  1,352,590    $  1,221,300    $  1,386,535    $  1,000,690
                                        ============    ============    ============    ============    ============
Total long-term debt, net of
   current portion                      $  1,926,393    $  1,450,000    $  1,045,000    $  1,095,000    $    600,000
                                        ============    ============    ============    ============    ============

CONSOLIDATED CASH FLOWS PROVIDED BY
(USED IN):
Operating activities                    $    166,971    $     95,712    $     66,669    $     83,631    $     19,939
Investing activities                    $   (644,251)   $   (467,141)   $    (29,678)   $   (688,356)   $   (445,749)
Financing activities                    $    457,823    $    411,972    $    (49,921)   $    570,376    $    466,732

OTHER DATA:
EBITDA (4)                              $    314,036    $    242,165    $    155,682    $    103,875    $     60,289
Ending domestic subscribers                1,049,500         834,700         660,400         520,000         324,200

(1) As the result of the SEC's Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and Emerging Issues Task Force Issue 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal versus Net as an Agent", subscriber revenue now excludes incollect costs. Incollect costs are now reflected in cost of service. Incollect costs represent the costs of the Company's customers roaming on other carriers' networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been adjusted to reflect this presentation. There is no impact as a result of this change on operating income, net income or EBITDA.

(2) Certain amounts in prior years' consolidated financial data have been restated to exclude the discontinued operations of VoiceStream.

(3) Earnings per share and the number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128. For the losses presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

(4) EBITDA represents operating income (loss) before depreciation, amortization and stock-based compensation. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company's presentation may not be comparable to other similarly titled measures of other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

OVERVIEW

      Western Wireless Corporation (the "Company") provides cellular communications services in 19 western states under the Cellular One brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to the Company's belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 18 Metropolitan Service Areas ("MSA") and 88 Rural Service Areas ("RSA").

      At December 31, 2000, the Company owned approximately 96% of Western Wireless International Corporation ("WWI"), the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through operating joint ventures, is a provider of wireless communications services worldwide.

      At December 31, 2000, WWI owned wireless licenses in nine foreign countries with a controlling interest in six of these countries. As of December 31, 2000, WWI interests covered a proportionate population of approximately 33 million and had approximately 159,000 proportionate subscribers. An operational status by country follows:

           CONSOLIDATED INVESTMENTS(1)(2)              EQUITY INVESTMENTS(2)
      ----------------------------------------      ---------------------------
      Country              Status                   Country           Status
      -------              ------                   -------           ------
      Ireland(3)           Operating                Ivory Coast       Operating
      Bolivia(4)           Operating                Croatia           Operating
      Iceland(4)           Operating                Georgia           Operating
      Ghana(4)             Operating                Latvia (6)
      Haiti(4)             Operating
      Slovenia(5)          Under Construction

(1) Ireland was the only consolidated joint venture in 1999; there were no consolidated joint ventures in 1998. Operating costs for 1999 and 1998 were all general and administrative in nature, and mainly represented U.S. headquarter functions.

(2) U.S. headquarter functions and majority owned European consolidated joint ventures are recorded as of the date of the financial statements. Consolidated joint ventures in Africa, South America and the Caribbean along with all non-controlling equity joint ventures are recorded on a one-quarter lag.

(3)   Ireland launched services in February 2001.

(4) WWI acquired additional interests in Bolivia, Iceland, Ghana and Haiti during 2000. The Company plans to bring the results of Iceland current in 2001, to be consistent with its other European consolidated joint ventures.

(5) The Slovenian license was awarded in November 2000 and granted in January 2001.

(6) During October 2000, WWI sold its minority interest in Baltcom GSM ("Baltcom"), a Latvian cellular operator. See "Liquidity and Capital Resources" for further information.

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

      Revenues for the Company consist primarily of subscriber revenues (including access charges and usage charges), roamer revenues and equipment sales. The majority of revenues are derived from subscriber revenues. Subscriber revenues include monthly access charges, charges for airtime used in excess of plan minutes, long distance charges derived from calls placed by the Company's customers and other charges such as activations, voice mail, call waiting and call forwarding. As the result of the SEC's Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and Emerging Issues Task Force Issue 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal versus Net as an Agent", subscriber revenue now excludes incollect costs. Incollect costs represent the costs of the Company's customers roaming on other carriers' networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been adjusted to reflect this presentation. There is no impact as a result of this change on operating income, net income or EBITDA.

      Roaming revenues result from providing service to subscribers of other wireless carriers when those subscribers "roam" into the Company's markets and use its systems to carry their calls. Roaming revenues typically yield higher average per minute rates and higher margins than subscriber revenues. The per minute rate paid by a roamer is established by an agreement between the Company and the roamer's wireless provider.

      "Service revenues" include subscriber, roamer and other revenue. Other revenues consist primarily of international and paging revenues.

      Equipment sales consist of wireless handset and accessory sales to customers. The Company mainly sells analog handsets below cost and regards these losses as a cost of building its subscriber base.

      Cost of service consists of the cost of providing wireless service to subscribers, providing access to local exchange and long distance carrier facilities and maintaining the wireless network. As the result of SAB 101 and EITF 99-19, cost of service now includes incollect costs. As previously discussed, incollect costs represented the costs of customers roaming on other carriers' networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been adjusted to reflect this presentation. There is no impact as a result of this change on operating income, net income or EBITDA.

      General and administrative expenses are principally variable costs. General and administrative costs include costs associated with billing a subscriber and administrative costs associated with maintaining subscribers, including: customer service, accounting and other centralized functions. General and administrative expenses also include provisions for unbillable fraudulent roaming charges and subscriber bad debt.

      Sales and marketing costs include costs associated with acquiring a subscriber, including: direct and indirect sales commissions, salaries, all costs of retail locations and advertising and promotional expenses. Sales and marketing costs do not include the revenue or costs of handset sales. However, when sales and marketing costs per gross or net subscriber addition are discussed, the revenue and costs from handset sales are included because such measure is commonly used in the wireless industry.

      Depreciation and amortization expense primarily includes depreciation expense associated with the property and equipment in service and amortization associated with its wireless licenses for operational markets.

      Interest expense includes interest on the Company's consolidated debt. The Company is currently the main source of financing for WWI. Intercompany interest has been eliminated for consolidation purposes.

      The financial statements reflect an allocation of certain centralized costs to VoiceStream and its affiliates, prior to and subsequent to the Spin-off. These centralized costs include: shared senior management, customer care operations and certain back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each.

      EBITDA represents operating income (loss) before depreciation, amortization and stock-based compensation. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles ("GAAP"), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because all companies do not calculate EBITDA in the same manner, the Company's presentation may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

      The Company had 1,049,500 domestic subscribers at December 31, 2000, a 25.7% increase during 2000. The Company had 834,700 domestic subscribers at December 31, 1999, a 26.4% increase in 1999. The Company had 660,400 domestic subscribers at December 31, 1998, a 27.0% increase during 1998. The net number of domestic subscribers added through system acquisitions was approximately 30,000 in 2000, 24,000 in 1999, and 5,100 in 1998.

      The following table sets forth certain financial data as it relates to the Company's 2000, 1999 and 1998 operations:

       (Dollars in thousands)                               YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------
                                        2000        % CHANGE         1999           % CHANGE             1998
                                     ---------      --------      ---------        -----------        ---------
Revenues:
   Subscriber revenues               $ 548,202         22.5%      $ 447,498              19.7%        $ 373,997
   Roamer revenues                     228,694         51.7%        150,725             125.8%           66,744
   Equipment sales and other
      revenue                           58,058        103.3%         28,554              44.0%           19,826
                                     ---------                    ---------                           ---------
      Total revenue                  $ 834,954                    $  626,777                          $ 460,567

Operating expenses:
   Cost of service                   $ 180,236         40.5%      $ 128,319              28.9%        $  99,539
   Cost of equipment sales              44,584         23.0%         36,249               9.4%           33,149
   General and administrative          167,367         39.0%        120,434              35.5%           88,888
   Sales and marketing                 128,731         29.2%         99,610              19.6%           83,309
   Depreciation and
   amortization                        125,061         22.6%        102,013              37.1%           74,402
   Stock-based compensation             20,097        (74.6%)        79,223              N.M.
                                     ---------                    ---------                           ---------
      Total operating expenses       $ 666,076                    $  565,848                          $ 379,287

Other expense                        $ (93,153)        15.8%      $(110,660)            (16.3%)       $ (95,118)

Net income (loss) from
   continuing operations             $  77,783        261.6%      $ (48,121)           (260.2%)       $ (13,359)

Other data:
   EBITDA -- Domestic                $ 320,409         29.7%      $ 247,036              56.1%        $ 158,207
   EBITDA -- International              (6,373)       (30.8%)        (4,871)            (92.9%)          (2,525)
                                     ---------                    ---------                           ---------
      Total EBITDA                   $ 314,036                   $  242,165                           $ 155,682

Cash flows provided by (used in):
   Operating activities              $ 166,971                   $   95,712                           $  66,669
                                     =========                   ==========                           =========
   Investing activities              $(644,251)                  $ (467,141)                          $ (29,678)
                                     =========                   ==========                           =========
   Financing activities              $ 457,823                   $  411,972                           $ (49,921)
                                     =========                   ==========                           =========

      The following discussions include, where meaningful, information about the results of WWI and their impact on consolidated revenues and expenses. As previously noted, there were no significant operating revenues or expenses related to WWI during 1999 and 1998.

      REVENUES

      The increase in subscriber revenues each year is primarily due to the growth in the number of subscribers offset slightly by a decrease in the average monthly subscriber revenue per subscriber ("ARPU"). ARPU was $48.49 in 2000, a 2.8% decline from $49.88 in 1999, which was a 5.5% decline from $52.79 in 1998. The Company continues to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. Management feels this strategy will continue to slow the decline in ARPU and provide relative stability in future periods.

      The increase in roamer revenues over the past three years was caused by an increase in roaming traffic on the Company's network, partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy, implemented in 1998, to become the roamer carrier of choice for other carriers. Roamer revenues as a percentage of total revenues increased to 27.4% in 2000, compared to 24.0% in 1999 and 14.5% in 1998. While the Company expects total roamer minutes to continue to increase, the year-over-year growth in roamer revenues is expected to be relatively flat in 2001 as compared to 2000. The Company has entered the last year of the current roamer agreement with AT&T Corporation ("AT&T Wireless"), its largest roaming partner. The Company expects to negotiate a new agreement with AT&T Wireless at a lower rate. Management believes that the increased volume of roamer minutes with roaming partners in 2001 will likely offset any rate reduction.

      The increase in equipment sales and other revenues from 1999 to 2000 was mainly due to an increase in revenues from the Company's international segment. For 2000, the Company's international segment reported $22.4 million in revenues for WWI's consolidated joint ventures. The Company expects that international revenue will become a more significant component of other revenues in future periods as WWI continues to launch and grow operations in its majority owned joint ventures. Additionally, over the past three years domestic wireless handset and accessory sales have increased due to an increase in gross subscriber additions. The average handset and accessory revenue per item sold has also increased during this same three year period due to the mix of high-end handsets with more features comprising a larger portion of overall handset revenue. As the Company converts more of its cell site capacity from analog to digital, the Company will sell more digital, dual-mode and tri-mode handsets in 2001. The Company expects that it will sell these handsets at a higher price than analog handsets.

      OPERATING EXPENSES

      Domestic cost of service increased $43.5 million and $28.8 million for 2000 and 1999, respectively. The increase is mainly attributable to the increased costs of maintaining the Company's expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use ("MOU") decreased to $0.06 per MOU for 2000 from $0.08 per MOU for 1999 and from $0.09 per MOU for 1998. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. The Company expects domestic cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. Domestic cost of service per MOU is expected to continue to gradually decline as greater economies of scale continue to be realized.

      International cost of service contributed $8.4 million of the 2000 increase in the Company's consolidated cost of service. The increase is due mainly to the consolidation of markets that were previously accounted for as equity investments. International cost of service is expected to continue to increase with continued growth in existing markets and with the launch of service in Ireland and Bolivia.

      Domestic general and administrative costs grew $36.0 million and $29.2 million for 2000 and 1999, respectively. The Company's domestic general and administrative monthly cost per average subscriber increased to $13.41 in 2000 compared to $12.88 in 1999 and $12.19 in 1998. The increase from 1998 to 2000 is largely due to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, new call centers opened in Manhattan, Kansas and McAllen, Texas during the fourth quarter of 1999 and the first quarter of 2000, respectively. Also, the Company incurred pre-launch costs related to its new billing system during 2000. Management anticipates cost efficiencies to be realized on a per domestic subscriber basis in future periods due to fixed costs now being a larger portion of the overall cost structure for billing customers.

      International general and administrative expense contributed $10.9 million of the 2000 increase in the Company's consolidated general and administrative expense. The increase is primarily due to pre-operating costs related to start-up activities in Ireland and Bolivia, as well as the consolidation of Ghana, Haiti and Iceland. Management anticipates that as the Company's international operations continue to grow the general and administrative costs associated with supporting these operations will increase.

      The increase in sales and marketing costs is primarily due to the increase in domestic gross and net subscriber additions. In 2000, domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, remained relatively flat at $749 compared to $748 in 1999, but decreased slightly from $752 in 1998. This decrease from 1998 to 2000 is mainly attributable to the costs being spread over a larger number of net subscriber additions. Net subscriber additions increased 11.1% in 1999 and 23.0% in 2000 due partly to lower customer churn. In addition, the cost of adding a subscriber, on a gross basis, has decreased 5.0% over the same three year period. The Company will convert a portion of its existing subscriber base to digital handsets during 2001. Management believes the overall cost per gross and net addition, including the loss on equipment sales, will increase as a result.

      Cost of equipment sales increased each year due to the increase in the number of domestic handsets sold, partially offset by a decrease in the average cost of domestic handsets sold. The Company expects that the cost for its handsets will be higher in 2001 as it begins to sell more digital, dual-mode and tri-mode handsets, which typically have a higher cost than analog handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

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

      Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog radios, and has accordingly adjusted its depreciation schedule. The estimated impact of this change is between $30 million and $40 million per year for the next three years.

      The decrease in stock-based compensation results primarily from the charge related to the amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the spin-off of VoiceStream in 1999. This was partially offset by $10.8 million in stock appreciation rights ("SARs") expense related to WWI for 2000.

      OTHER INCOME (EXPENSE)

      Due mainly to an increase in average long-term debt, interest and financing expense increased to $152.2 million in 2000 from $100.0 million in 1999 and $92.2 million in 1998. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. The weighted average domestic interest rate was 9.3% in 2000, 8.1% in 1999 and 8.9% in 1998.

      The Company recognized a $57.4 million gain related to the sale of WWI's investment in Baltcom in Latvia. The Company's proceeds were $66.6 million.

      NET INCOME (LOSS) FROM CONTINUING OPERATIONS

      The change from a net loss from continuing operations in 1999 to net income from continuing operations in 2000, is due partly to the $69.6 million in stock-based compensation as a result of the Spin-off. In addition, the Company recorded a $57.4 million gain on the sale of its Latvian joint venture in 2000. From 1998 to 1999, the increase in net loss from continuing operations is primarily attributable to increases in stock-based compensation, as previously discussed, partially offset by an improvement in operating income.

      EBITDA

      Domestic EBITDA increased partly as a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained, as well as from increased roaming revenues. Operating margin (domestic EBITDA as a percentage of service revenues) remained relatively flat at 39.9% in 2000 compared to 40.9% in 1999 and increased from 35.5% in 1998. Management expects domestic EBITDA to increase at a moderate pace in 2001.

      International EBITDA for the Company's consolidated subsidiaries, which represents Ireland and Bolivia start-up costs, as well as Ghana, Haiti and Iceland on-going operations and WWI headquarter functions, remained relatively stable compared to the same period in 1999. International EBITDA in 1999 included only WWI headquarter functions and Ireland start-up costs. Management expects international EBITDA to decrease in 2001 with continued growth in existing markets and with the launch of Ireland and Bolivia.

      NET OPERATING LOSS CARRYFORWARDS

      The Company had no tax liability for the current period due to net operating loss ("NOL") carryforwards from prior years. At December 31, 2000, NOL carryforwards amounting to approximately $466 million were available. The NOL carryforwards will expire between 2003 and 2020. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed the Company in July 1994 and due to changes in shareholdings that occurred during 1999. Management believes that, based on a number of factors, there is uncertainty regarding the realization of the Company's NOL carryforwards.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $2.1 billion credit facility with a consortium of lenders (the "Credit Facility"). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of December 31, 2000, $1.5 billion was outstanding under the Credit Facility. Based on certain covenants, the Company, at December 31, 2000, had approximately $275 million available to borrow under the Credit Facility. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

      The Credit Facility refinanced the Company's previous credit facility as of April 25, 2000. The Company has recognized an extraordinary loss for the year ended December 31, 2000, of approximately $12.4 million for the impairment of existing deferred financing costs relating to the Company's previous credit facility. The previous credit facility consisted of revolver and term loans and contained certain restrictive covenants consistent with those of the Credit Facility.

      The Company has issued $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2006 (the "2006 Notes") at par and $200 million principal amount of 10-1/2% Senior Subordinated Notes Due 2007 (the "2007 Notes") at par. Indebtedness under the 2006 Notes and 2007 Notes matures on June 1, 2006 and February 1, 2007, respectively. The 2006 Notes and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions. The Company obtained the appropriate waivers from the holders of these notes prior to consummation of the Spin-off at a cost of $16 million.

      Effective October 2000, NuevaTel S.A. ("NuevaTel"), a subsidiary of WWI, entered into a bridge loan facility agreement to provide funding for the build out and implementation of NuevaTel's network in Bolivia. The aggregate amount available under the bridge loan is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider.

      A subsidiary of WWI, TAL h.f. ("TAL"), has a credit facility with three foreign banks. This credit facility converts to approximately $24 million. This facility is fully drawn. At the balance sheet date, TAL was not in compliance with certain covenants of this credit facility. TAL has obtained a waiver from the bank.

      In October 2000, WWI completed the sale of Baltcom for $278 million. WWI's portion of the proceeds was $66.6 million. These proceeds were primarily used to reduce outstanding borrowings under the revolving portion of the Credit Facility.

      In 2001, the Company expects to spend approximately $275 million for the continued expansion of its domestic wireless and back office infrastructure, of which approximately $140 million is related to the addition of digital voice and data channels. These channels will allow for expanded minutes of use by the Company's existing subscribers and other carriers' roaming customers, as well as allow for expanded data service offerings.

      WWI consolidated joint ventures will spend approximately $175 million for capital during 2001, primarily in Slovenia and Ireland. The Company anticipates it will continue to be a significant source of funding for international projects through its subsidiary WWI. During 2001, the Company anticipates it will invest approximately $125 million in WWI's consolidated and equity based joint ventures. The Company will utilize operating cash flow, the Credit Facility and other sources of funding, for purposes of funding its domestic and international activities.

      On May 3, 1999, the Company distributed to its stockholders its entire interest in VoiceStream. Prior to the Spin-off, the Company had received a ruling from the Internal Revenue Service to the effect that the Spin-off would not result in the recognition of income or gain by the Company or its stockholders. Notwithstanding the ruling; however, the Company would recognize gain as a result of the Spin-off if the Spin-off is part of a "prohibited plan," that is, a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, 50 percent or more of the Company's or VoiceStream's stock. A prohibited plan is presumed to exist if one or more persons acquire, directly or indirectly, 50 percent or more of the Company's or VoiceStream's stock during the four-year period that begins two years before the Spin-off. In February 2000, VoiceStream completed its merger with Omnipoint Corporation ("Omnipoint"), pursuant to which a newly formed holding company acquired all of the outstanding stock of VoiceStream and Omnipoint in exchange for stock of the holding company and cash. In May 2000, VoiceStream completed its merger with Aerial Communications ("Aerial"), pursuant to which the holding company acquired all of the outstanding stock of Aerial, in exchange for stock of the holding company and cash. In July 2000, VoiceStream announced that it had entered into a definitive merger agreement with Deutsche Telekom AG ("Deutsche Telekom"). If the merger is completed, VoiceStream will become a wholly owned subsidiary of Deutsche Telekom, and holders of VoiceStream common stock will become entitled to receive a combination of cash and Deutsche Telekom shares. In August 2000, VoiceStream entered into a definitive merger agreement with Powertel, Inc. ("Powertel"). If the VoiceStream/Powertel merger is completed, Powertel will become a wholly owned subsidiary of VoiceStream. Any or all of these transactions, when completed, could give rise to the rebuttable presumption that the Spin-off was part of a prohibited plan. In conjunction with the Spin-off, VoiceStream agreed to indemnify the Company on an after-tax basis for any taxes imposed on the Company if an acquisition of VoiceStream's stock causes the Spin-off to be part of a prohibited plan. As a result, if the completed or proposed transactions fail to overcome the rebuttable presumption, the Company believes that VoiceStream would be responsible for the Company's resulting tax liability arising from the Spin-off. Although the issue is not free from doubt, the Company believes that these transactions are not part of a prohibited plan. Even if it is ultimately determined that such transactions were part of a prohibited plan, the Company believes that VoiceStream is capable of funding its resulting indemnity obligation to the Company.

      In February 1998, a subsidiary of Hutchison Telecommunications Limited ("HTL") purchased 19.9% of the outstanding capital stock of VoiceStream for an aggregate purchase price of $248.4 million (the "Hutchison Investment"). Approximately $113 million of the proceeds were paid to the Company as a repayment of advances made to VoiceStream and were used by the Company to reduce outstanding debt.

      Adjustments to the $65.4 million net income to reconcile to net cash provided by operating activities primarily included: (i) $128.2 million of depreciation and amortization; (ii) a $57.4 million gain on the sale of the Latvian joint venture; (iii) $20.1 million for employee equity compensation and
(iv) a $12.4 million extraordinary loss on the early extinguishment of debt. Other adjustments included changes in operating assets and liabilities, including: (i) an increase of $25.8 million in net accounts receivable, due primarily to increased revenues; and (ii) an increase of $23.8 million in accrued liabilities related primarily to WWI. Net cash provided by operating activities was $95.7 million in 1999 and $66.7 million in 1998.

      Investing activities consisted primarily of: (i) $262.6 million in purchases of property and equipment; (ii) $66.6 million in proceeds from the sale of the Latvian joint venture; (iii) $32.8 million in additions to licensing costs and other intangible assets, mainly due to the Ireland license, as well as deferred financing costs on the Credit Facility; (iv) $371.0 million for acquisitions of wireless properties in 2000, which consists primarily of the Company's purchase of the cellular licenses and operations in the Oklahoma 4, Arizona 6, Wyoming 1, Utah 5, California 7 and Arizona 4 RSAs; and (v) $31.4 million in purchases of marketable securities.

      Financing activities consisted primarily of a net addition to long-term debt of $441.7 million.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collars to hedge variable rate interest risk on the Credit Facility. Additionally, at December 31, 2000, the Company had a foreign currency forward. The following table provides information as of December 31, 2000, about the Company's long-term debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency fluctuations (in millions):

                                           Expected maturity date                                          Fair
                                  2001    2002      2003      2004      2005    Thereafter     Total       Value
                                 ------  ------    ------    ------    ------   ----------   --------    --------
Liabilities:
Maturities of long-term debt:
   Variable rate                         $  8.8    $101.5    $146.4    $235.5    $1,034.2    $1,526.4    $1,526.4
   Fixed rate                                                                       400.0       400.0       412.0

Interest Rate Derivatives:
Financial instruments related
   to debt
Interest rate caps:
   Notional amounts
      outstanding at
      the beginning of the year  $107.5  $ 25.0                                              $  132.5    $    0.0

The interest rate caps effectively lock $132.5 million of the Company's Credit Facility borrowings between 6.7%
and 7.8%.

Interest rate collars:
   Notional amounts
   outstanding at the
   beginning of the year                           $245.0    $ 55.0                          $  300.0    $   (3.3)

The interest rate collars effectively lock $300 million of the Company's Credit Facility borrowings between 6.5%
and 7.8%.

Interest rate swaps:
   Notional amounts
   outstanding at the
   beginning of the year                           $ 70.0    $100.0    $ 25.0                $  195.0    $   (4.0)

The interest rate swaps effectively lock $195 million of the Company's Credit Facility borrowings between 6.1%
and 6.8%.

Foreign currency exchange rate derivatives:
   Forward exchange
   agreement
   Pay USD/receive EUR
   (USD equivalent)              $ 21.7                                                                  $    1.0

The foreign currency forward of 23.0 million euro settled in February 2001 for approximately $21.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are set forth on pages F-1 through F-21 and the related financial statement schedules are set forth on pages S-1 through S-3.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in the "Company's Proxy Statement" for its 2001 annual shareholders meeting to be filed with the United States Securities and Exchange Commission ("the Company's Proxy Statement"). The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant".


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (A) Financial Statements and Schedules

               The financial statements and schedules that are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

        (B) Reports on Form 8-K

               A Form 8-K was filed on October 6, 2000, announcing the sale by Western Wireless International Corporation of its interest in BaltCom GSM, a Latvian cellular operator.

               A Form 8-K was filed on November 2, 2000, announcing the appointment of Theresa E. Gillespie, Mikal J. Thomsen, and Peter H. van Oppen as members of the Board of Directors.

EXHIBIT        DESCRIPTION

3.1(1)         Amended and Restated Articles of Incorporation of the Registrant

3.2(1)         Bylaws of the Registrant

4.1(2) Indenture between Western Wireless Corporation and Harris Trust Company of California, dated May 22, 1996

4.2(3) Indenture between Western Wireless Corporation and Harris Trust Company of California, dated October 24, 1996

4.3(6) Form of Supplemental Indenture to be entered into between Western Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2007

4.4(6) Form of Supplemental Indenture to be entered into between Western Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2006

10.1(1) Amended and Restated Loan Agreement among Western Wireless Corporation and The Toronto-Dominion Bank, Barclays Bank PLC, and Morgan Guaranty Trust Company of New York, as Managing Agents for the Various Lenders, dated May 6, 1996

10.2(5) Form of First Amendment to Amended and Restated Loan Agreement among Western Wireless Corporation and The Toronto Dominion Bank, Barclays Bank, PLC, and Morgan Guaranty Trust Company of New York, as Managing Agents for the various lenders, dated March 27, 1997

10.3(8) Second Amendment to Amended and Restated Loan Agreement by and among Western Wireless Corporation, various financial institutions, and The Toronto-Dominion Bank, Barclays Bank PLC and Morgan Guaranty Trust Company of New York as Managing Agents, dated May 28, 1997

10.4(10) Second Amendment to Loan Agreement by and among Western Wireless Corporation, TD Securities (USA) Inc., Barclays Capital, and J.P. Morgan Securities Inc., as Managing Agents for the Various Lenders, dated February 17, 1998

10.5(13) Loan Agreement among Western Wireless Corporation, as Borrower, TD Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand Cayman Branches, First Union National Bank, Fleet National Bank, Goldman Sachs Credit Partners LP, Cooperatieve Centrale-Raiffeisen Boerenleenbank B.A. "Rabobank International", New York Branch, and Union Bank of California, N.A., as Managing Agents, Skandinaviska Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of April 25, 2000.

10.6(1)        Form of Cellular One Group License Agreement

10.7(1) Purchase Agreement between Motorola Nortel Communications Co. and General Cellular Corporation dated July 29, 1993

10.8(9) Amendment No. 2 to Purchase Agreement between General Cellular Corporation and Northern Telecom, Inc.

10.9(9) Amendment No. 3 to Purchase Agreement between Western Wireless Corporation and Northern Telecom, Inc. dated September 1998

10.10(13)      Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated March 10, 2000

10.11(3) General Agreement for Purchase of Cellular Systems between Lucent Technologies Inc. and Western Wireless Corporation, dated September 16, 1996

10.12(9) Amendment No. 1 to the General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. effective January 1998

10.13(14)      Amended and Restated General Agreement for Purchase of Cellular
               Systems between Western Wireless Corporation and Lucent
               Technologies, Inc., dated October 1, 1999

10.14(9) Software License Maintenance and Subscriber Billing Services Agreement between CSC Intelicom, Inc. and Western Wireless Corporation dated June 1997

10.15(9) First Amendment to Software License, Maintenance and Subscriber Billing Services Agreement between CSC Intelicom, Inc. and Western Wireless Corporation dated December 1997

10.16(9) Letter agreement dated December 16, 1997 between Western Wireless Corporation and Intelicom Services Inc. to provide products and services pursuant to the Software License Maintenance and Subscriber Billing Services Agreements and First Amendment thereto.

10.17(11)      License and Services Agreement between Western Wireless
               Corporation and AMDOCS (UK) Limited dated August 23, 1999

10.18(1) Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

10.19(1) First Amendment to Stockholders Agreement by and among Western Wireless Corporation and certain of its shareholders, adding as a party Western PCS Corporation, dated November 30, 1994

10.20(1) Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated July 29, 1994

10.21(1) Employment Agreement by and between John W. Stanton and Western Wireless Corporation, dated March 12, 1996

10.22(1) Employment Agreement by and between Mikal J. Thomsen and Western Wireless Corporation, dated March 12, 1996

10.23(1) Employment Agreement by and between Theresa E. Gillespie and Western Wireless Corporation, dated March 12, 1996

10.24(7) Employment Agreement by and between Donald Guthrie and Western Wireless Corporation, dated March 12, 1996

10.25(11)      Employment Agreement by and between H. Stephen Burdette and
               Western Wireless Corporation, dated July 12, 1999

10.26(12)      Employment Agreement by and between Jeffrey A. Christianson and
               Western Wireless Corporation dated December 17, 1999

10.27(1)       Form of Registrant's Restrictive Covenant and Confidentiality
               Agreement

10.28(1)       Form of Directors, Officers, and Key Employees Indemnification
               Agreement

10.29(13)      Western Wireless Corporation 1994 Management Incentive Stock
               Option Plan, as amended

10.30(4)       Western Wireless Corporation 1996 Employee Stock Purchase Plan

10.31(5)       Western Wireless Corporation 1997 Executive Restricted Stock Plan

10.32          Western Wireless International Corporation 1998 Stock
               Appreciation Plan

10.33(15)      Asset Purchase Agreement by and between Century Yuma Cellular
               Corp., Hendrix Electronics, Inc., Hendrix Radio Communications,
               Inc., El Centro Cellular Corp., Century El Centro Cellular Corp.,
               Centennial Southwest License Company LLC, Centennial
               Communications Corp., WWC License LLC and Western Wireless
               Corporation dated July 24, 2000.

10.34(13)      Asset Purchase Agreement by and between Zephyr Tele-link and WWC
               License LLC dated April 24, 2000

10.35 Subscription and Put and Call Agreement with respect to Shares of Common Stock of Western Wireless International Corporation between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc., and Bradley J. Horwitz, as amended.

10.36 Employment Agreement by and between Bradley Horwitz and Western Wireless Corporation, dated March 20, 1996

10.37(16)      Agreement and Plan of Distribution between Western Wireless
               Corporation and VoiceStream Wireless Corporation dated April 9,
               1999

10.38(11)      Asset Purchase Agreement by and between KO Communications, Inc.,
               WWC Texas RSA Limited Partnership, and Western Wireless
               Corporation dated August 25, 1999

10.39(11)      Asset Purchase Agreement by and between NetWireless, LLC, GCC
               License LLC, and Western Wireless Corporation dated August 25,
               1999

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP


(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2432)

(2) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-2688)

(3) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-4 (Commission File No. 333-14859)

(4) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-18137)

(5) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-14859)

(6) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-3 (Commission File No. 333-14859)

(7) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/96

(8) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 6/30/97

(9) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/97

(10) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 3/31/98

(11) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 9/30/99

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended 12/31/99

(13) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 3/31/00

(14) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 6/30/00

(15) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended 9/30/00

(16) Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999

                          WESTERN WIRELESS CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                           Page
                                                                                                           ----
Report of Independent Public Accountants....................................................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999................................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
      December 31, 2000, 1999 and 1998......................................................................F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998........F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..................F-6

Notes to Consolidated Financial Statements..................................................................F-7

Schedule I -- Parent Company Only Financial Statements......................................................S-1

Schedule II -- Valuation and Qualifying Accounts............................................................S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Western Wireless Corporation:

We have audited the accompanying consolidated balance sheets of Western Wireless Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of Western Wireless management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Wireless Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Seattle, Washington
February 15, 2001

                          WESTERN WIRELESS CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                        As of December 31,
                                                                                  -----------------------------
                                                                                      2000              1999
                                                                                  -----------       -----------
                                                      ASSETS

Current assets:
   Cash and cash equivalents                                                      $    23,278       $    42,735
   Accounts receivable, net of allowance for doubtful accounts of
      $15,801 and $11,199, respectively                                               112,110            75,846
   Inventory                                                                           17,249             9,680
   Marketable securities                                                               40,802             2,292
   Prepaid expenses and other current assets                                           15,284            25,066
                                                                                  -----------       -----------
      Total current assets                                                            208,723           155,619

Property and equipment, net of accumulated depreciation
   of $367,855 and $277,167, respectively                                             581,745           369,543
Licensing costs and other intangible assets, net of accumulated
   amortization of $115,695 and $99,051, respectively                               1,166,922           771,510
Investments in and advances to unconsolidated affiliates                               34,883            55,840
Other assets                                                                            4,196                78
                                                                                  -----------       -----------
                                                                                  $ 1,996,469       $ 1,352,590
                                                                                  ===========       ===========

                                      LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                                               $    19,554       $    11,930
   Accrued liabilities                                                                111,853            68,069
   Construction accounts payable                                                       30,710             8,825
   Payable to/(receivable from) VoiceStream Wireless                                   24,500            (2,984)
                                                                                  -----------       -----------
      Total current liabilities                                                       186,617            85,840
                                                                                  -----------       -----------

Long-term debt                                                                      1,926,393         1,450,000
                                                                                  -----------       -----------

Minority interest in consolidated subsidiaries                                         22,152             1,435
                                                                                  -----------       -----------
Commitments and contingencies (Note 10)

Net capital deficiency:
   Preferred stock, no par value, 50,000,000 shares authorized;
      no shares issued and outstanding
   Common stock, no par value, and paid-in capital; 300,000,000 shares authorized; Class A, 71,054,977 and 70,431,554 shares issued and outstanding, respectively, and; Class B, 7,060,059 and
      7,177,302 shares issued and outstanding, respectively                           665,084           690,953
   Deferred compensation                                                               (5,703)          (17,389)
   Accumulated other comprehensive loss                                                (9,875)           (4,644)
   Deficit                                                                           (788,199)         (853,605)
                                                                                  -----------       -----------
      Total net capital deficiency                                                   (138,693)         (184,685)
                                                                                  -----------       -----------
                                                                                  $ 1,996,469       $ 1,352,590
                                                                                  ===========       ===========

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (Dollars in thousands, except per share data)

                                                                      For the years ended December 31,
                                                          -------------------------------------------------------
                                                              2000                 1999                 1998
                                                          ------------         ------------         ------------
Revenues:
   Subscriber revenues                                    $    548,202         $    447,498         $    373,997
   Roamer revenues                                             228,694              150,725               66,744
   Equipment sales and other revenues                           58,058               28,554               19,826
                                                          ------------         ------------         ------------
      Total revenues                                           834,954              626,777              460,567
                                                          ------------         ------------         ------------

Operating expenses:
   Cost of service                                             180,236              128,319               99,539
   Cost of equipment sales                                      44,584               36,249               33,149
   General and administrative                                  167,367              120,434               88,888
   Sales and marketing                                         128,731               99,610               83,309
   Depreciation and amortization                               125,061              102,013               74,402
   Stock-based compensation                                     20,097               79,223
                                                          ------------         ------------         ------------
      Total operating expenses                                 666,076              565,848              379,287
                                                          ------------         ------------         ------------
Operating income                                               168,878               60,929               81,280
                                                          ------------         ------------         ------------

Other income (expense):
   Interest and financing expense, net                        (152,229)             (99,993)             (92,227)
   Equity in net income (loss) of
     unconsolidated affiliates                                     658              (14,529)              (4,746)
   Gain on sale of Latvian joint venture                        57,412
   Other, net                                                    1,006                3,862                1,855
                                                          ------------         ------------         ------------
      Total other expense                                      (93,153)            (110,660)             (95,118)
                                                          ------------         ------------         ------------
Minority interest in consolidated subsidiaries                   2,058                1,610                  479
                                                          ------------         ------------         ------------
Net income (loss) from continuing operations                    77,783              (48,121)             (13,359)
                                                          ------------         ------------         ------------
Net loss from discontinued operations                                               (82,152)            (210,710)
Cost of discontinuance                                                              (18,500)
                                                                               ------------         ------------
      Total discontinued operations                                                (100,652)            (210,710)
Extraordinary loss on early extinguishment of debt             (12,377)
                                                          ------------         ------------         ------------
      Net income (loss)                                   $     65,406         $   (148,773)        $   (224,069)
                                                          ============         ============         ============

Basic income (loss) per share:
   Continuing operations                                  $       1.00         $      (0.63)        $      (0.17)
   Discontinued operations                                                            (1.31)               (2.78)
   Extraordinary item
                                                                 (0.16)
                                                          ------------         ------------         ------------
Basic income (loss) per share                             $       0.84         $      (1.94)        $      (2.95)
                                                          ============         ============         ============

Diluted income (loss) per share:
   Continuing operations                                  $       0.97         $      (0.63)        $      (0.17)
   Discontinued operations                                                            (1.31)               (2.78)
   Extraordinary item                                            (0.16)
                                                          ------------         ------------         ------------
Diluted income (loss) per share                           $       0.81         $      (1.94)        $      (2.95)
                                                          ============         ============         ============

Weighted average shares outstanding:
   Basic                                                    77,899,000           76,775,000           75,863,000
                                                          ============         ============         ============
   Diluted                                                  80,303,000           76,775,000           75,863,000
                                                          ============         ============         ============
Comprehensive income (loss):
   Net income (loss)                                      $     65,406         $   (148,773)        $   (224,069)
   Other comprehensive gain (loss):
      Unrealized gain on securities                              7,108
      Foreign currency translation adjustment                  (12,339)              (2,316)              (2,328)
                                                          ------------         ------------         ------------
Total comprehensive income (loss)                         $     60,175         $   (151,089)        $   (226,397)
                                                          ============         ============         ============

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                              Common stock
                                          ---------------------------------------------------
                                             Class A             Class B                             Deferred
                                             shares              shares       Paid-in capital      compensation
                                          ------------         ----------     ---------------      ------------
Balance, January 1, 1998                    22,201,336         53,431,163       $    675,036       $       (845)
  Shares issued:
    Upon exercise of stock options             290,871                                 1,159
    Excess of net book value from
      sale of minority interest in
      consolidated subsidiary                                                        121,998
    Class B shares exchanged for
      Class A shares                        16,118,686        (16,118,686)
  Deferred compensation                        100,000                                 2,438               (366)
  Foreign currency translation
    adjustment
  Net loss
                                          ------------        -----------       ------------       ------------
Balance, December 31, 1998                  38,710,893         37,312,477            800,631             (1,211)
  Shares issued:
    Upon exercise of stock options           1,480,486                                 6,972
    Class B shares exchanged for
      Class A shares                        30,135,175        (30,135,175)
  Discontinued operations                                                           (207,518)
  Deferred compensation                        105,000                                90,868            (16,178)
  Minority interest distributions
  Foreign currency translation
    adjustment

  Net loss
                                          ------------          ---------       ------------       ------------
Balance, December 31, 1999                  70,431,554          7,177,302            690,953            (17,389)
  Shares issued:
    Upon exercise of stock options             506,180                                 2,358
    Class B shares exchanged for
      Class A shares                           117,243           (117,243)
  Deferred compensation                                                               (2,388)            11,686
  Minority interest contributions                                                     (1,339)
  Consideration for net operating
    losses from VoiceStream Wireless                                                 (24,500)
  Foreign currency translation
    adjustment
  Unrealized gain on securities
  Net income
                                          ------------          ---------       ------------       ------------
Balance, December 31, 2000                  71,054,977          7,060,059       $    665,084       $     (5,703)
                                          ============        ===========       ============       ============


                                                                                                         Total
                                          Foreign currency    Unrealized gain                        shareholders'
                                             translation       on securities         Deficit             equity
                                          ----------------    ---------------     ------------       -------------
Balance, January 1, 1998                                                          $   (479,763)      $    194,428
  Shares issued:
    Upon exercise of stock options                                                                          1,159
    Excess of net book value from
      sale of minority interest in
      consolidated subsidiary                                                                             121,998
    Class B shares exchanged for
      Class A shares
  Deferred compensation                                                                                     2,072
  Foreign currency translation
    adjustment                              $     (2,328)                                                  (2,328)
  Net loss                                                                            (224,069)          (224,069)
                                            ------------       ------------       ------------       ------------
Balance, December 31, 1998                        (2,328)                             (703,832)            93,260
  Shares issued:
    Upon exercise of stock options                                                                          6,972
    Class B shares exchanged for
      Class A shares
  Discontinued operations                                                                                (207,518)
  Deferred compensation                                                                                    74,690
  Minority interest distributions                                                       (1,000)            (1,000)
  Foreign currency translation
    adjustment                                    (2,316)                                                  (2,316)
  Net loss                                                                            (148,773)          (148,773)
                                            ------------       ------------       ------------       ------------
Balance, December 31, 1999                        (4,644)                             (853,605)          (184,685)
  Shares issued:
    Upon exercise of stock options                                                                          2,358
    Class B shares exchanged for
      Class A shares
  Deferred compensation                                                                                     9,298
  Minority interest contributions                                                                          (1,339)
  Consideration for net operating
    losses from VoiceStream Wireless                                                                      (24,500)
  Foreign currency translation
    adjustment                                   (12,339)                                                 (12,339)
  Unrealized gain on securities                                $      7,108                                 7,108
  Net income                                                                            65,406             65,406
                                            ------------       ------------       ------------       ------------
Balance, December 31, 2000                  $    (16,983)      $      7,108       $   (788,199)      $   (138,693)
                                            ============       ============       ============       ============

           See accompanying notes to consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        For the years ended December 31,
                                                                               ---------------------------------------------------
                                                                                  2000                1999                 1998
                                                                               -----------         -----------         -----------
Operating activities:
   Net income (loss)                                                           $    65,406         $  (148,773)        $  (224,069)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Net loss from discontinued operations                                                            82,152             210,710
       Extraordinary loss on early extinguishment of debt                           12,377
       Gain on sale of Latvian joint venture                                       (57,412)
       Depreciation and amortization                                               128,204             106,736              78,187
       Stock-based compensation                                                     20,061              79,157               1,972
       Equity in net loss of unconsolidated affiliates                                (658)             14,529               4,746
       Minority interest in consolidated subsidiaries                               (2,058)             (1,610)               (479)
       Other, net                                                                      804               1,884                 (13)
       Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
             Accounts receivable, net                                              (25,816)            (28,554)             (7,746)
             Inventory                                                              (5,687)               (775)              4,962
             Prepaid expenses and other current assets                              10,963             (16,522)               (845)
             Other assets                                                           (1,735)
             Accounts payable                                                       (1,273)              6,829              (3,915)
             Accrued liabilities                                                    23,795                 659               3,159
                                                                               -----------         -----------         -----------
       Net cash provided by operating activities                                   166,971              95,712              66,669
                                                                               -----------         -----------         -----------

Investing activities:
   Purchase of property and equipment                                             (262,567)           (168,219)            (73,371)
   Proceeds from sale of Latvian joint venture                                      66,576
   Additions to licensing costs and other intangible assets                        (32,813)             (4,390)             (8,470)
   Acquisition of wireless properties, net of cash acquired                       (371,004)           (289,716)            (35,346)
   Purchase of marketable securities                                               (31,402)             (2,292)
   Investments in and advances to unconsolidated affiliates                        (16,479)            (25,492)            (15,443)
   Receipts from VoiceStream Wireless                                                3,438               2,968             105,446
   Return of investment from VoiceStream Wireless                                                       20,000
   Other                                                                                                                    (2,494)
                                                                               -----------         -----------         -----------
       Net cash used in investing activities                                      (644,251)           (467,141)            (29,678)
                                                                               -----------         -----------         -----------

Financing activities:
   Proceeds from issuance of common stock, net                                       2,358               6,972               1,159
   Additions to long-term debt                                                   1,641,738             415,000              60,000
   Repayment of debt                                                            (1,200,000)            (10,000)           (110,000)
   Minority interest contributions                                                  13,727
   Net costs of private placement                                                                                           (1,080)
                                                                               -----------         -----------         -----------
       Net cash provided by (used in) financing activities                         457,823             411,972             (49,921)
                                                                               -----------         -----------         -----------

Change in cash and cash equivalents                                                (19,457)             40,543             (12,930)

Cash and cash equivalents, beginning of year                                        42,735               2,192              15,122
                                                                               -----------         -----------         -----------

Cash and cash equivalents, end of year                                         $    23,278         $    42,735         $     2,192
                                                                               ===========         ===========         ===========


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

        At December 31, 2000, the Company owned approximately 96% of Western Wireless International ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide. Since 1996, WWI has participated in operating joint ventures that have built and launched fixed and wireless networks in Bolivia, Iceland, Ghana, Haiti, Cote d'Ivoire, Croatia, Georgia and Latvia. WWI launched service in Ireland in February 2001 and is currently constructing a nationwide wireless network in Slovenia. In October 2000, WWI sold its minority interest in Baltcom GSM ("Baltcom"), a Latvian wireless operator.

        The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation ("VoiceStream"), an entity that provides wireless communication services through the ownership and operation of personal communication service ("PCS") licenses. On May 3, 1999, VoiceStream formally separated from the Company's other operations (the "Spin-off"). As of that date, the Company distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream had been operated separately from the Company's other operations and had been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of the Company. The accompanying consolidated financial statements have been restated to report the discontinued operations of VoiceStream.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of consolidation:

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its affiliate investments in which the Company has a greater than 50% interest. All affiliate investments in which the Company has a non controlling interest, but has significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2000, the Company consolidates six of WWI's joint ventures: Slovenia, Ireland, Bolivia, Iceland, Ghana and Haiti.

        It is the Company's policy to record WWI's United States (U.S.) headquarters functions and majority owned European consolidated joint ventures as of the date of the financial statements. The results of WWI's consolidated joint ventures in Africa, South America and the Caribbean along with all non-controlling equity joint ventures are recorded on a one quarter lag. The Company believes presenting certain financial information on a one quarter lag is necessary to provide adequate time to convert the results into U.S. generally accepted accounting principles ("GAAP") and ensure quality and accurate information to the users of the Company's financial statements.

        Operating results for the current year include nine months of revenues and expenses for the Company's consolidated African, South American and Caribbean joint ventures. There is no significant effect on the Company's financial statements as a result of the inclusion of less than a full year period. During the year, the Company acquired an additional interest in Iceland, making the Company the majority owner in that entity. The Company plans to bring the results of Iceland current during 2001 in accordance with its consolidation policy.

        There have been no intervening events that materially affect the financial position or results of operations presented.

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

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

        Inventory:

        Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

        Marketable securities:

        Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available for sale securities under the provision of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Available for sale securities are carried at fair value with the unrealized gains (losses) reported as a separate component of comprehensive income (loss).

        Long-lived assets:

        Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets. Lives for: (i) buildings and improvements range from 5 to 40 years; (ii) wireless communications range from 5 to 10 years; and (iii) furniture and equipment range from 3 to 7 years.

        Domestic licensing costs primarily represent costs incurred to acquire Federal Communication Commission's ("FCC") wireless licenses, including cellular licenses principally obtained through acquisitions. Amortization of cellular licenses is computed using the straight-line method over 40 years. Amortization begins with commencement of service to customers.

        International licensing costs represent costs incurred to acquire wireless spectrum in foreign markets and are recorded at cost. Amortization begins with the commencement of service to customers using the straight-line method over the estimated useful lives, which range from 10 to 20 years, depending upon the period of issuance by government regulators.

        Other intangible assets consist primarily of deferred financing costs. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans.

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its licensing costs and other intangibles. As of December 31, 2000, there has been no indication of such impairment.

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

        Basic and diluted income (loss) per common share:

        Basic and diluted income (loss) per common share is calculated using the weighted average number of shares of outstanding common stock during the period. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, "Earnings Per Share". With respect to net losses incurred during the years presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

        Stock-based compensation plans:

        The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 14 for discussion of the effect on net income (loss) and other related disclosures had the Company accounted for these plans under SFAS No. 123, "Accounting for Stock-Based Compensation".

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

        Foreign currency translation:

        For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into GAAP and U.S. dollars in accordance with SFAS No. 52, "Accounting for Foreign Currency Translation".

        Under SFAS No. 52, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions which are translated at historical cost. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in net capital deficiency.

        Fair value of financial instruments:

        The Company enters into interest rate swap, cap and collar agreements to manage interest rate exposure pertaining to long-term debt. The Company has only limited involvement with these financial instruments, and does not use them for trading purposes. Interest rate swaps and collars are accounted for on an accrual basis, the income or expense of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements.

        The Company enters into foreign exchange contracts to hedge certain foreign currency commitments. Gains and losses are recognized currently and are generally offset by gains or losses on the related commitments.

        Information regarding the fair value of the Company's financial instruments is summarized as follows:

(Dollars in thousands)                                       DECEMBER 31,
                                 ---------------------------------------------------------------------
                                             2000                                    1999
                                 -------------------------------        ------------------------------
                                  Recorded              Fair              Recorded             Fair
                                   value                value              value              value
                                 -----------         -----------        -----------        -----------
Long-term debt                   $ 1,926,393         $ 1,938,400        $ 1,450,000        $ 1,475,500
Interest rate swaps, caps
  and collars                                             (7,300)                                1,700
Foreign currency forward                                   1,000

        The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The estimated fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar terms and maturities and upon quoted market prices for the same or similar debt issues. The fair value of interest rate swaps, caps, collars and foreign currency forwards is based upon quoted market prices of comparable contracts. The Company does not hold or issue any financial instruments for trading purposes.

        Supplemental cash flow disclosure:

        Cash paid for interest was $144.2 million in 2000, $95.6 million in 1999 and $96.4 million in 1998.

        Non-cash investing and financing activities were as follows:


(Dollars in thousands)                                                          YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                         2000            1999           1998
                                                                         ----            ----           ----
Consideration for net operating losses from VoiceStream Wireless        $24,500
Discontinued operations (VoiceStream)                                                  $227,518
Stock-based compensation (in connection with Spin-off)                                 $ 82,750
Release of cash held in escrow                                                                         $15,000

        Major customer:

        The Company's largest roaming partner, AT&T Corporation ("AT&T Wireless"), accounted for 18% and 16% of the Company's total revenues in 2000 and 1999, respectively. The Company's current agreement with AT&T Wireless is in effect until May 2001.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

        Estimates used in preparation of financial statements:

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Reclassifications:

        As the result of the SEC's Staff Accounting Bulletin Number 101 ("SAB 101"), "Revenue Recognition in Financial Statements" and Emerging Issues Task Force Issue 99-19 ("EITF 99-19"), "Reporting Revenue Gross as a Principal versus Net as an Agent", subscriber revenue now excludes incollect costs. Incollect costs are now reflected in cost of service. Incollect costs represent the costs of the Company's customers roaming on other carriers' networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been adjusted to reflect this presentation.

        Certain other amounts in prior years' financial statements have been reclassified to conform to the 2000 presentation.

        Recently issued accounting standards:

        In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation provides for the clarification of the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") on certain issues, such as: (i) the definition of an `employee' for purposes of applying APB 25; (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan; (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company accounts for its Management Incentive Stock Option Plan and Employee Stock Purchase Plan following the guidelines of APB 25 and related interpretations. This interpretation became effective July 1, 2000 and did not have a material impact on the Company's financial position or results of operations.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, issued in June 2000, establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and the measurement of those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," postponed for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001. As of December 31, 2000, most of the Company's derivative instruments were designated as cash flow hedges. The Company will be required to adopt SFAS No. 133 for fiscal year 2001. The net cumulative change in accounting principal reported during the first quarter 2001 will be a loss of $5.6 million. Other comprehensive income (loss) for the first quarter 2001 will include a loss of $0.7 million.

3. MARKETABLE SECURITIES:

        Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding the Company's marketable securities is summarized as follows:

(Dollars in thousands)                             DECEMBER 31,
                                             ----------------------
                                              2000           1999
                                             -------        -------
Available-for-sale equity securities:
     Aggregate fair value                    $40,802        $ 2,292
     Historical cost                          33,694          2,292
                                             -------        -------
Unrealized holding gains                     $ 7,108        $     0
                                             =======        =======

        The Company's net unrealized holding gains are included as an increase to accumulated other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:


(Dollars in thousands)                      DECEMBER 31,
                                       ----------------------
                                        2000            1999
                                       -------        -------
Receivables from unconsolidated
     international affiliates          $ 4,167        $ 7,457
Deposits                                 3,878          8,702
Other                                    7,239          8,907
                                       -------        -------
                                       $15,284        $25,066
                                       =======        =======


5. PROPERTY AND EQUIPMENT:

(Dollars in thousands)                         DECEMBER 31,
                                        ---------------------------
                                          2000              1999
                                        ---------         ---------
Land, buildings and improvements        $  23,847         $  13,051
Wireless communications systems           671,605           493,580
Furniture and equipment                   121,037            70,424
                                        ---------         ---------
                                          816,489           577,055
Less accumulated depreciation            (367,855)         (277,167)
                                        ---------         ---------
                                          448,634           299,888
Construction in progress                  133,111            69,655
                                        ---------         ---------
                                        $ 581,745         $ 369,543
                                        =========         =========


        Depreciation expense was $101.8 million in 2000, $85.7 million in 1999 and $62.2 million in 1998.


6. LICENSING COSTS AND OTHER INTANGIBLE ASSETS:

(Dollars in thousands)                  DECEMBER 31,
                                -------------------------------
                                   2000                 1999
                                -----------         -----------

Licensing costs                 $ 1,254,199         $   834,755
Other intangible assets              28,418              35,806
                                -----------         -----------
                                  1,282,617             870,561
Accumulated amortization           (115,695)            (99,051)
                                -----------         -----------
                                $ 1,166,922         $   771,510
                                ===========         ===========


           Amortization expense was $23.3 million in 2000, $16.3 million in 1999 and $12.2 million in 1998.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


7. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:

(Dollars in thousands)                      DECEMBER 31,
                                       ----------------------
                                         2000           1999
                                       -------        -------
Western Wireless International:
   Croatia                             $ 9,932        $ 2,932
   Cote d'Ivoire                         6,092
   Georgia                               5,329          3,600
   Latvia                                               8,913
   Ghana                                               15,275
   Bolivia                                              9,065
Other international investments          3,515          6,652
Cellular One Group                      10,015          9,403
                                       -------        -------
                                       $34,883        $55,840
                                       =======        =======

        As of December 31, 2000, the Company's ownership interests in these unconsolidated affiliates ranged from 15% to 50%.

        The Company acquired additional control in Bolivia, Iceland, Ghana and Haiti in 2000. These entities were accounted for as equity investments in 1999 and are consolidated into the Company's results in 2000.

        In October 2000, WWI completed the sale of its Latvian joint venture, Baltcom for $278 million. WWI's portion of the proceeds was $66.6 million. The Company recognized a $57.4 million gain related to this sale.


8. ACCRUED LIABILITIES:

(Dollars in thousands)                             DECEMBER 31,
                                              ------------------------
                                                2000            1999
                                              --------        --------
Accrued payroll and benefits                  $ 17,623        $ 14,265
Accrued interest expense                        17,025          13,065
Accrued property taxes                           6,716           4,948
Accrued other taxes                             18,018           9,480
Accrued interconnect charges                     7,547          10,239
Accrued stock appreciation rights               14,999           4,761
Accrued software and maintenance costs           3,738
Accrued licensing costs                          5,142
Unearned revenue                                 5,313           2,988
Other                                           15,732           8,323
                                              --------        --------
                                              $111,853        $ 68,069
                                              ========        ========

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


9. LONG-TERM DEBT:

(Dollars in thousands)                                    DECEMBER 31,
                                                  ----------------------------
                                                     2000              1999
                                                  ----------        ----------
Credit Facility:
      Revolvers                                   $  390,000        $  750,000
      Term Loans                                   1,100,000           300,000
10-1/2% Senior Subordinated Notes Due 2006           200,000           200,000
10-1/2% Senior Subordinated Notes Due 2007           200,000           200,000
Icelandic Credit Facility                             23,766
Other                                                 12,627
                                                  ----------        ----------
                                                  $1,926,393        $1,450,000
                                                  ==========        ==========

        Credit Facility:

        The Company has a $2.1 billion credit facility with a consortium of lenders (the "Credit Facility") consisting of: (i) a $500 million term loan ("Term Loan A"); (ii) a $600 million term loan ("Term Loan B"); and (iii) two $500 million revolving loans ("Revolver A" and "Revolver B").

        Under the terms of Revolver A, Revolver B and Term Loan A, the Company is required to make quarterly payments on the outstanding principal balance beginning March 31, 2003. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Any unused portion of Revolver B expires on April 24, 2001. Under the terms of Term Loan B, the Company is required to make small quarterly payments on the outstanding principal balance beginning March 31, 2003, with a balloon payment due September 30, 2008. The Credit Facility contains certain financial covenants, including limitations on the amount of indebtedness, certain investments and restricted payments. Based on certain covenants, the Company, at December 31, 2000, had approximately $275 million available to borrow under the Credit Facility. The Company was in compliance with financial covenants at December 31, 2000.

        Under the Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate or the Eurodollar rate. The applicable margin for Revolver A, Revolver B and Term Loan A is determined quarterly based on the leverage ratio of the Company and ranges from 1.125% to 2.25% for Eurodollar advances and 0.125% to 1.25% for base rate advances. The applicable margin on Term Loan B is 2.75% for Eurodollar advances. The Company typically borrows under the Eurodollar rate. The Credit Facility also provides for an annual fee ranging from 0.25% to 0.50% on any undrawn commitment of Revolver A and Revolver B, payable quarterly.

        The Credit Facility requires the Company to enter into interest rate swap and cap agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. The Company had entered into interest rate caps, swaps and collars with a total notional amount of $620 million at December 31, 2000, and $525 million at December 31, 1999. Generally these instruments have initial terms ranging from three to four years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 7.0% in 2000 and 7.4% in 1999. The amount of unrealized gain (loss) attributable to changing interest rates at December 31, 2000 and 1999 was $(7.3) million and $1.7 million, respectively.

        In April 2000, the Company refinanced its previous credit facility. The previous credit facility consisted of revolver and term loans and contained certain restrictive covenants consistent with those of the Credit Facility. The Company recognized an extraordinary loss for the year ended December 31, 2000, of $12.4 million for the impairment of existing deferred financing costs related to this facility.

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

        Icelandic Bank Credit Facility Due 2005:

        To develop and finance start up operations, TAL h.f. ("TAL"), a subsidiary in which WWI holds a 57% interest, has a bank credit facility agreement (the "TAL Bank Facility") in Iceland. The principal is denominated in a "basket" of five currencies to hedge the foreign currency risk. Interest is payable at the Eurodollar rate plus an applicable margin. The applicable margin is determined based on the attainment of certain financial covenants. At December 31, 2000, the outstanding balance was $23.8 million, and the TAL Bank Facility was fully drawn. Terms of the TAL Bank Facility include certain restrictions that include, among other things, the transfer of assets from TAL to WWI. At the balance sheet date, TAL was not in compliance with certain covenants of this credit facility. TAL has obtained a waiver from the bank.

        Bolivian Bridge Loan:

        Effective October 2000, NuevaTel, S.A. ("NuevaTel"), a subsidiary in which WWI holds a 67% interest, entered into a bridge loan facility agreement (the "Bridge Loan") to provide funding for the build out and launch of NuevaTel's network in Bolivia. The aggregate amount available under the Bridge Loan is $37.5 million. WWI, along with its partners, has severally guaranteed the Bridge Loan. Interest is payable at LIBOR plus the applicable margin. The Bridge Loan is subject to certain restrictive covenants including capital spending limitations, cash flow requirements and the transfer of assets from NuevaTel to WWI. Amounts outstanding under the Bridge Loan are payable the earlier of October 2002 or upon obtaining a secured term loan facility.

        The aggregate amounts of principal maturities as of December 31, 2000, are as follows (dollars in thousands):

             Year ending December 31,
             2001                            $        0
             2002                                 8,810
             2003                               101,482
             2004                               146,444
             2005                               235,477
             Thereafter                       1,434,180
                                             ----------
                                             $1,926,393
                                             ==========

10. COMMITMENTS AND CONTINGENCIES:

        In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company and its subsidiaries have committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of December 31, 2000, is as follows (dollars in thousands):


Aggregate commitments                         $             350,000
Ordered                                       $             105,000
Awaiting delivery                             $              18,000
Expiration Dates                                       July 2002 to
                                                     September 2002


        The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements

        Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 2000, are summarized below (dollars in thousands):

Year ending December 31,
2001                                                       $17,152
2002                                                        14,741
2003                                                        11,692
2004                                                         7,748
2005                                                         3,130
Thereafter                                                   9,501
                                                           -------
                                                           $63,964
                                                           =======

        Aggregate rental expense for all operating leases was approximately $18.2 million in 2000, $14.8 million in 1999 and $12.2 million in 1998.

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

11. INCOME TAXES:

        Significant components of deferred income tax assets and liabilities, net of tax, are as follows:

(Dollars in thousands)                                              DECEMBER 31,
                                                            ---------------------------
                                                              2000               1999
                                                            ---------         ---------
Deferred tax assets:
     Net operating loss carryforwards                       $ 185,950         $ 107,853
     Other temporary differences                               20,731            33,685
                                                            ---------         ---------
Total deferred tax assets                                     206,681           141,538

Valuation allowance                                          (116,028)          (91,360)
                                                            ---------         ---------
                                                               90,653            50,178
Deferred tax liabilities:
     Property and wireless licenses basis difference          (90,653)          (50,178)
                                                            ---------         ---------
                                                            $       0         $       0
                                                            =========         =========


        The Company had available at December 31, 2000, net operating loss ("NOL") carryforwards of approximately $466 million. The NOL carryforwards will expire between 2003 and 2020. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed the Company in July 1994 and changes in shareholdings that occurred during 1999.

        Management believes that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets, including a history of recurring operating losses. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The valuation allowance increased $25 million in 2000 and $36 million in 1999.

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

        In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream's cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time that a subsidiary of Hutchison Telecommunications Limited made an investment in VoiceStream, ("the Hutchison Investment"), VoiceStream paid the Company $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly owned subsidiary of the Company. This transaction was accounted for as a return of capital to the Company.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


Through operation of tax law the Company has retained certain of the cumulative tax losses originally transferred to VoiceStream following the Spin-off. Under the tax sharing agreement between the companies, the Company has agreed to pay VoiceStream $24.5 million. This amount represents the present value of the expected tax benefit of the NOLs retained by the Company.

12. SHAREHOLDERS' EQUITY:

        Stock issuances:

        In 2000, the Company issued 506,180 shares of its Class A Common Stock as a result of employee stock option exercises.

        The Company issued 105,000 shares in 1999, of its Class A Common Stock to certain key executives pursuant to an Executive Restricted Stock Plan. The vesting of these shares is subject to certain performance thresholds as determined by the Board of Directors.

        Other transactions:

        During the second quarter of 1999, as a result of the Spin-off, the Company recognized compensation expense on all options outstanding as of May 3, 1999. On the date of the Spin-off, the Company canceled and reissued all outstanding stock options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off.

        This reissuance did not accelerate benefits to option holders. The Company believes this allows employees to continue to better participate in the success of the company for which they work. As outlined in the provisions of EITF 90-9, at the date of the Spin-off, the Company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed of $63.4 million. Subsequent to the date of the Spin-off, the Company has recognized an additional $14.1 million of stock option compensation through December 31, 2000.

13. INCOME (LOSS) PER COMMON SHARE:

        Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of income per share - "basic" and "diluted". Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

        Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those years presented with net losses, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


        The following table sets forth the computation of basic and diluted income per share:

(Dollars in thousands, except per share
 data)                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                             2000                1999                1998
                                         -----------         -----------         -----------
Numerator:
   Net income (loss) from
      continuing operations              $    77,783         $   (48,121)        $   (13,359)
   Total discontinued operations                                (100,652)           (210,710)
   Extraordinary loss on early
      extinguishment of debt                 (12,377)
                                         -----------         -----------         -----------
   Net income (loss)                     $    65,406         $  (148,773)        $  (224,069)
                                         ===========         ===========         ===========

Denominator:
   Weighted-average shares:
      Basic                               77,899,000          76,775,000          75,863,000
   Effect of dilutive securities:
      Dilutive options                     2,404,000
                                         -----------         -----------         -----------
   Weighted-average shares:
      Diluted                             80,303,000          76,775,000          75,863,000
                                         ===========         ===========         ===========

Basic income (loss) per share:
   Continuing operations                 $      1.00         $     (0.63)        $     (0.17)
   Discontinued operations                                         (1.31)              (2.78)
   Extraordinary item                          (0.16)
                                         -----------         -----------         -----------
Basic income (loss) per share            $      0.84         $     (1.94)        $     (2.95)
                                         ===========         ===========         ===========

Diluted income (loss) per share:
   Continuing operations                 $      0.97         $     (0.63)        $     (0.17)
   Discontinued operations                                         (1.31)              (2.78)
   Extraordinary item                          (0.16)
                                         -----------         -----------         -----------
Diluted income (loss) per share          $      0.81         $     (1.94)        $     (2.95)
                                         ===========         ===========         ===========


14. STOCK-BASED COMPENSATION PLANS:

        The Management Incentive Stock Option Plan (the "MISOP"), which has been effective since 1994, provides for the issuance of up to 7,500,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP.

        The Employee Stock Purchase Plan (the "ESPP"), which has been effective since 1997, provides for the issuance of up to 1,000,000 shares of Class A Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by the Company or its subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the ESPP, not to exceed the Internal Revenue Service contribution limit each calendar year. Shares are offered under this ESPP at 85% of market value at each offer date. Participants are fully vested at all times.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


        At December 31, 2000, 1999 and 1998, the Company has accounted for the above described MISOP and ESPP following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost for the MISOP and the ESPP been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, the Company's net income (loss) and basic income (loss) per share would have changed to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)             YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
                                                    2000           1999           1998
                                                  -------       ---------      ---------
Net income (loss):
   As reported                                    $65,406       $(148,773)     $(224,069)
   Pro forma                                      $59,868       $(157,604)     $(232,110)

Basic income (loss) per share:
   As reported                                    $  0.84       $   (1.94)     $   (2.95)
   Pro forma                                      $  0.77       $   (2.05)     $   (3.06)

Diluted income (loss) per share:
   As reported                                    $  0.81       $   (1.94)     $   (2.95)
   Pro forma                                      $  0.75       $   (2.05)     $   (3.06)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                                   1999           1998
                                                                ---------      ---------
Weighted average risk free interest rates                             5.6%           5.8%
Expected dividend yield                                               0.0%           0.0%
Expected volatility                                                  63.0%          50.0%
Expected lives (in years)                                             4.75           7.50

        There were no stock option grants in 2000; therefore, there are no weighted average assumptions for valuation purposes.

        The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

        The decrease in expected lives in 1999 results from the cancellation and re-issuance of all outstanding stock options as a result of the Spin-off.

        Options granted, exercised and canceled under the above MISOP are summarized as follows:

(In thousands, except                                         YEAR ENDED DECEMBER 31,
pricing information)               --------------------------------------------------------------------------------
                                           2000                       1999                           1998
                                   -----------------------    -----------------------       -----------------------
                                                 Weighted                    Weighted                     Weighted
                                                  average                    average                       average
                                  Shares           price      Shares          price         Shares          price
                                  ------         --------     ------         -------        ------        ---------
Outstanding, beginning of
    period                         3,642         $7.32         4,348         $11.78         3,711         $ 9.79
Options granted                        0                       5,058         $ 7.61           992         $17.41
Options exercised                   (506)        $5.26        (1,453)        $ 5.02          (291)        $ 5.02
Options canceled                     (71)        $8.25        (4,311)        $13.01           (64)        $14.32
                                   -----                       -----                        -----
Outstanding, end of the
    period                         3,065         $7.64         3,642         $ 7.32         4,348         $11.78
                                   =====                       =====                        =====

Exercisable, end of period         1,991         $6.56         1,889         $ 5.54         2,656         $ 9.36

        The weighted average fair value of stock options granted was $22.01 in 1999 and $9.75 in 1998.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


        The following table summarizes information about fixed price stock options outstanding at December 31, 2000:

(in thousands, except                        Options outstanding                              Options exercisable
pricing information)        --------------------------------------------------------    ----------------------------------
                                                   Weighted
                                                    average               Weighted                              Weighted
        Range of                Number             remaining              average           Number              average
     exercise prices         outstanding       contractual life        exercise price     exercisable        exercise price
-----------------------     -------------      ----------------        --------------   --------------       --------------
$    0.53  -  $    5.28               699               4 years          $     4.83                699        $       4.83
$    6.03  -  $    7.55               762               6 years          $     6.82                748        $       6.83
$    8.13  -  $    8.13               789               7 years          $     8.13                345        $       8.13
$    9.32  -  $   35.00               815               8 years          $    10.81                199        $      10.81
-----------------------     -------------      ----------------          ----------     --------------        ------------
$    0.53  -  $   35.00             3,065               7 years          $     7.64              1,991        $       6.56
                            =============                                               ==============

        In September 1998, the Company's Board of Directors approved the 1998 Stock Appreciation Plan (the "Plan") whereby selected key personnel of WWI and its subsidiaries may receive performance units, which are "rights" to receive an amount based on 5% of the fair market value of WWI. The maximum number of performance units that may be granted under the Plan as amended is 20,000. As of December 31, 2000, all of the performance units have been issued under the Plan. For the years ended December 31, 2000 and 1999 the Company incurred $10.8 million and $3.9 million, respectively, in costs related to the Plan.

15. ACQUISITIONS:

        All of the following acquisitions were accounted for using the purchase method of accounting. Substantially the entire purchase price of each of the acquisitions was allocated to licensing costs.

        In November 2000, the Company completed the purchase of the Arizona 4 and California 7 RSAs for approximately $202 million.

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

        In January 2000, the Company completed an acquisition of a 40% interest in Comstar, a GSM cellular operator in the Cote d'Ivoire for $3 million.

        In November 1999, the Company purchased the cellular licenses and operations of the Texas 7 and Arkansas 11 RSAs for approximately $165 million in cash.

        In June 1999, the Company completed the purchase of 50% of the Cellular One Group for $9 million in cash.

        In June 1999, the Company completed the purchase of the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Service Areas ("MSA") for an aggregate amount of approximately $96 million in cash.

        In February 1999, the Company completed the purchase of the cellular license and operations of the Wyoming 4 and Oklahoma 1 RSAs for $19 million in cash. Prior to the purchase of the Wyoming 4 RSA, the Company operated this market under an Interim Operating Authority from the FCC.

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


16. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):

        Selected quarterly consolidated financial information for the years ended December 31, 2000 and 1999 is as follows:

(Dollars in thousands, except per share data)

                                                                               BASIC INCOME  DILUTED INCOME
                          TOTAL            OPERATING         NET INCOME        (LOSS) PER    (LOSS) PER
QUARTER ENDED             REVENUES         INCOME (LOSS)     (LOSS)            COMMON SHARE  COMMON SHARE
-------------             ---------        -------------     ----------        ------------  --------------
March 31, 2000            $ 175,186        $  32,367         $   1,132         $   0.01      $   0.01
June 30, 2000             $ 202,003        $  42,392         $  (5,455)        $  (0.07)     $  (0.07)
September 30, 2000        $ 220,647        $  46,901         $   4,526         $   0.06      $   0.06
December 31, 2000         $ 237,118        $  47,218         $  65,203         $   0.84      $   0.81

March 31, 1999            $ 127,538        $  21,991         $(113,588)        $  (1.49)     $  (1.49)
June 30, 1999             $ 150,901        $ (31,352)        $ (47,944)        $  (0.63)     $  (0.63)
September 30, 1999        $ 174,203        $  40,850         $  13,542         $   0.18      $   0.17
December 31, 1999         $ 174,135        $  29,440         $    (783)        $  (0.01)     $  (0.01)


17. SEGMENT INFORMATION:

        Operations of the Company consist of both domestic and international operations. The Company mainly provides cellular services in rural markets in the western United States. The Company's international operations mainly consist of consolidated joint ventures throughout the world. Certain centralized back office costs and assets benefit all of the Company's operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

        The domestic cellular operations comprise the majority of the Company's total revenues, expenses and total assets as presented in the table below:

(Dollars in thousands)                                              DOMESTIC           INTERNATIONAL
                                                                   OPERATIONS           OPERATIONS         CONSOLIDATED
                                                                   -----------         -------------       ------------
YEAR ENDED DECEMBER 31, 2000
   Total revenues                                                  $   812,540         $    22,414         $   834,954
   Depreciation and amortization expense                               120,826               4,235             125,061
   Operating income (loss)                                             190,249             (21,371)            168,878
   Interest expense                                                    141,182              11,047             152,229
   Equity in net income of unconsolidated affiliates                       623                  35                 658
   Net income                                                           39,720              25,686              65,406
   Total assets                                                      1,759,255             237,214           1,996,469
   Total capital expenditures                                          207,939              54,628             262,567
YEAR ENDED DECEMBER 31, 1999
   Total revenues                                                  $   626,777                             $   626,777
   Depreciation and amortization expense                               101,254         $       759             102,013
   Operating income (loss)                                              65,788              (4,859)             60,929
   Interest expense                                                     95,476               4,517              99,993
   Equity in net income (loss) of unconsolidated affiliates                305             (14,834)            (14,529)
   Net loss                                                           (124,563)            (24,210)           (148,773)
   Total assets                                                      1,273,894              78,696           1,352,590
   Total capital expenditures                                          154,370              13,849             168,219
YEAR ENDED DECEMBER 31, 1998
   Total revenues                                                  $   460,567                             $   460,567
   Depreciation and amortization expense                                74,395         $         7              74,402
   Operating income (loss)                                              83,708              (2,428)             81,280
   Interest expense                                                     91,184               1,043              92,227
   Equity in net loss of unconsolidated affiliates                                          (4,746)             (4,746)
   Net loss                                                           (215,852)             (8,217)           (224,069)
   Total assets                                                      1,180,856              40,444           1,221,300
   Total capital expenditures                                           73,371                                  73,371

                          WESTERN WIRELESS CORPORATION
                   Notes to Consolidated Financial Statements


18. RELATED PARTY TRANSACTIONS:

        The financial statements reflect an allocation of certain centralized costs to VoiceStream and its affiliates, prior to and subsequent to the Spin-off. Such centralized items include the costs of shared senior management, customer care operations and certain back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the twelve months ended December 31, 2000, 1999 and 1998, the Company allocated to VoiceStream and its affiliates costs of $1.8 million, $8.9 million and $26.3 million, respectively.

        In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream's cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream paid the Company $20 million, the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly owned subsidiary of the Company. This transaction was accounted for as a return of capital to the Company. Through operation of tax law the Company has retained certain of the cumulative tax losses originally transferred to VoiceStream following the Spin-off. Under the tax sharing agreement between the companies, the Company has agreed to pay VoiceStream $24.5 million. This amount represents the present value of the expected tax benefit of the NOLs retained by the Company.

        The Company, WWI and Bradley Horwitz, Executive Vice President of the Company and President of WWI, have entered into an amendment of a subscription and put and call agreement with respect to shares of common stock of WWI whereby Mr. Horwitz's interest in WWI was decreased to 4.03% in consideration of the Company's investment in WWI of an additional $29 million. Mr. Horwitz still holds the right to put his remaining interest in WWI to the Company. Any funds provided by the Company to WWI on or subsequent to January 1, 1998, are considered revolving debt loaned by the Company to WWI at an interest rate of 10.5% per annum. The Company continues to own the balance of the outstanding capital stock of WWI.

19. SUBSEQUENT EVENTS (UNAUDITED):

        In January 2001, WWI was granted the Slovenian license. The purchase price of this license was $21 million.

        In March 2001, Western Wireless International d.o.o., WWI's wholly owned subsidiary in Slovenia entered into a purchase and supply agreement to ensure an adequate supply and availability of certain wireless system equipment and services. Under this agreement, Western Wireless International d.o.o. committed to purchase approximately 38 million euro, or approximately $34 million, of wireless system equipment and services over a three year period ending March 2004.

        Over the next few years, the Company plans to migrate certain portions of its domestic wireless network from analog to digital, focusing first on MSAs. All of the Company's existing wireless communications systems are upgradeable to function with the Company's new digital platform. Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this proposed migration, the Company has reevaluated the estimated remaining life of analog radios, and has accordingly adjusted its depreciation schedule. The estimated impact of this change is between $30 million and $40 million per year for the next three years.

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                             (Dollars in thousands)


COMBINED BALANCE SHEETS DATA:                                                 DECEMBER 31,
                                                                       ----------------------------
                                                                          2000              1999
                                                                       ----------        ----------
Total current assets                                                   $  136,205        $  137,349
                                                                       ==========        ==========
Total non-current assets                                               $1,738,992        $1,206,159
                                                                       ==========        ==========
Total current liabilities                                              $  125,513        $   78,193
                                                                       ==========        ==========
Total non-current liabilities                                          $1,895,485        $1,450,000
                                                                       ==========        ==========


COMBINED STATEMENTS OF OPERATIONS DATA:                                            YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                         2000                1999                1998
                                                                      -----------         -----------         -----------
Total revenues                                                        $   810,701         $   626,606         $   460,558
Operating expenses                                                        617,098             554,774             376,065
                                                                      -----------         -----------         -----------
Operating income                                                          193,603              71,832              84,493
Other income (expense)                                                   (128,197)           (220,605)           (308,562)
                                                                      -----------         -----------         -----------
Net income (loss)                                                     $    65,406         $  (148,773)        $  (224,069)
                                                                      ===========         ===========         ===========

COMBINED STATEMENTS OF CASH FLOWS DATA:

Operating activities:
      Net cash provided by operating activities                       $   172,556         $   104,521         $    64,928
                                                                      -----------         -----------         -----------

Investing activities:
      Purchase of property and equipment                                 (206,785)           (156,584)            (74,839)
      Additions to licensing costs and other intangible assets            (12,799)
      Acquisition of wireless properties, net of cash acquired           (356,606)           (289,716)            (35,346)
      Investments in and advances to unconsolidated affiliates            (72,468)            (54,022)            (22,251)
      Receipts from VoiceStream Wireless                                    3,438               2,968             105,446
      Return of investment from VoiceStream Wireless                                           20,000
      Other                                                                                                        (2,494)
                                                                      -----------         -----------         -----------
        Net cash used in investing activities                            (645,220)           (477,354)            (29,484)
                                                                      -----------         -----------         -----------

Financing activities:
      Proceeds from issuance of common stock, net                           2,358               6,972               1,159
      Additions to long-term debt                                       1,640,485             415,000              60,000
      Repayment of long-term debt                                      (1,200,000)            (10,000)           (110,000)
                                                                      -----------         -----------         -----------
        Net cash provided by (used in) financing activities               442,843             411,972             (48,841)
                                                                      -----------         -----------         -----------

Change in cash and cash equivalents                                       (29,821)             39,139             (13,397)

Cash and cash equivalents, beginning of year                               40,781               1,642              15,039
                                                                      -----------         -----------         -----------

Cash and cash equivalents, end of year                                $    10,960         $    40,781         $     1,642
                                                                      ===========         ===========         ===========

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE I - CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


        This Schedule I and the related notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

1. BASIS OF PRESENTATION:

        The condensed financial information presented in Schedule I represents the balance sheet, statements of operations and cash flows for the Company as if its subsidiary, WWI, was an unconsolidated entity. Certain, but not all, of the net assets of WWI's consolidated subsidiaries and equity based investments are restricted under loan agreements including those of Bolivia, Iceland, Croatia and Georgia. The Company less WWI is referred to as "Parent Company Only" in
Schedule I. The Company's ownership in WWI has been reflected in this condensed financial information as if the investment was accounted for using the equity method.

2. LONG-TERM DEBT MATURITIES:

        The aggregate amounts of principal maturities as of December 31, 2000, of the Company's debt excluding the debt of the restricted subsidiary are as follows (dollars in thousands):

Year ending December 31,
   2001                                    $          0
   2002                                             126
   2003                                          95,094
   2004                                         139,599
   2005                                         228,603
   Thereafter                                 1,432,063
                                           =============
                                           $  1,895,485
                                           =============

                          WESTERN WIRELESS CORPORATION
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
               ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in thousands)


                                    Balance at      Charged to      Charged                           Balance at
                                    beginning of    costs and       to other         Deductions       end of
Description                         period          expenses        accounts (1)     (2)              period
-----------                         ------------    ----------      ------------     ----------       ----------
Year ended December 31, 2000        $ 11,199        $ 26,963        $   (387)        $(21,974)        $ 15,801
                                    ========        ========        ========         ========         ========

Year ended December 31, 1999        $  7,629        $ 18,280        $  1,635         $(16,345)        $ 11,199
                                    ========        ========        ========         ========         ========

Year ended December 31, 1998        $  7,891        $ 16,048        $  1,418         $(17,728)        $  7,629
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


Date: 3/30/01

                                            WESTERN WIRELESS CORPORATION


                                            By /s/ John W. Stanton
                                               ---------------------------------
                                            John W. Stanton
                                            Chairman of the Board and
                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                                     Title
           ----------                                     -----
 /s/ John W. Stanton                    Chairman of the Board and Chief Executive                 Date:  3/30/01
---------------------------------                        Officer
John W. Stanton                               (Principal Executive Officer)

 /s/ Mikal J. Thomsen                President, Chief Operating Officer and Director              Date:  3/30/01
---------------------------------
Mikal J. Thomsen

 /s/ Theresa E. Gillespie                 Executive Vice President and Director                   Date:  3/30/01
---------------------------------
Theresa E. Gillespie

 /s/ Scott A. Soley                         Executive Director of Accounting                      Date:  3/30/01
---------------------------------              (Chief Accounting Officer)
Scott A. Soley

 /s/ John L. Bunce Jr.                                  Director                                  Date:  3/30/01
---------------------------------
John L. Bunce, Jr.

/s/ Mitchell R. Cohen                                   Director                                  Date:  3/30/01
---------------------------------
Mitchell R. Cohen

/s/ Daniel J. Evans                                     Director                                  Date:  3/30/01
---------------------------------
Daniel J. Evans

 /s/ Jonathan M. Nelson                                 Director                                  Date:  3/30/01
---------------------------------
Jonathan M. Nelson

 /s/ Terence M. O'Toole                                 Director                                  Date:  3/30/01
---------------------------------
Terence M. O'Toole

 /s/ Peter van Oppen                                    Director                                  Date:  3/30/01
---------------------------------
Peter H. van Oppen