Form 10-Q
period 2001-03-31
WESTERN WIRELESS CORP
filed 2001-05-15
CIK 930738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO
                                       ----------------   ----------------

                        COMMISSION FILE NUMBER 000-28160
                                               ----------------------

                          WESTERN WIRELESS CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            WASHINGTON                                                 91-1638901
------------------------------------------------             --------------------------------
(State or other jurisdiction of incorporation or             (IRS Employer Identification No.)
organization)

      3650 131ST AVENUE S.E.
       BELLEVUE, WASHINGTON                                      98006
----------------------------------------                      ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Title                                         Shares Outstanding as of May 11, 2001
           -----                                         --------------------------------------
Class A Common Stock, no par value                                    71,588,916
Class B Common Stock, no par value                                     7,030,397

                          WESTERN WIRELESS CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
           as of March 31, 2001 and December 31, 2000................................................3

        Condensed Consolidated Statements of Operations and Comprehensive Loss
           for the Three Months Ended March 31, 2001, and March 31, 2000.............................4

        Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001, and March 31, 2000.............................5

        Notes to Condensed Consolidated Financial Statements.........................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK................................16



PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS..........................................................................17

ITEM 2.  CHANGES IN SECURITIES......................................................................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................17

ITEM 5.  OTHER INFORMATION..........................................................................17

ITEM 6.  EXHIBITS AND REPORTS FROM FORM 8-K.........................................................17

                          WESTERN WIRELESS CORPORATION
                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)



                                                                              March 31,             December 31,
                                                                                2001                    2000
                                                                            (Unaudited)             ------------
                                                                            -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                              $    41,230             $    23,278
     Accounts receivable, net of allowance for
        doubtful accounts of $16,535 and $15,801,
        respectively                                                            146,367                 112,110
     Inventory                                                                   19,809                  17,249
     Marketable securities                                                       15,981                  40,802
     Prepaid expenses and other current assets                                   32,138                  15,284
                                                                            -----------             -----------
         Total current assets                                                   255,525                 208,723

Property and equipment, net of accumulated depreciation
     of $401,696 and $367,855, respectively                                     618,052                 581,745
Licensing costs and other intangible assets, net of accumulated
     amortization of $124,541 and $115,695, respectively                      1,178,499               1,166,922
Investments in and advances to unconsolidated affiliates                         27,740                  34,883
Other assets                                                                     10,063                   4,196
                                                                            -----------             -----------
                                                                            $ 2,089,879             $ 1,996,469
                                                                            ===========             ===========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
    Accounts payable                                                        $    20,644             $    19,554
    Accrued liabilities and other                                               148,431                 111,853
    Construction accounts payable                                                37,411                  30,710
    Payable to VoiceStream Wireless                                              24,500                  24,500
                                                                            -----------             -----------
          Total current liabilities                                             230,986                 186,617
                                                                            -----------             -----------
Long-term debt                                                                1,988,377               1,926,393
                                                                            -----------             -----------
Minority interest in consolidated subsidiaries                                   37,077                  22,152
                                                                            -----------             -----------
Commitments and contingencies (Note 7)

Net capital deficiency:
    Preferred stock, no par value, 50,000,000 shares authorized;
          no shares issued and outstanding
    Common stock, no par value, 300,000,000 shares authorized;
          Class A, 71,527,977 and 71,054,977 shares issued and
          outstanding, respectively; Class B, 7,035,562 and
          7,060,059 shares issued and outstanding, respectively                 667,770                 665,084
    Deferred compensation                                                        (4,381)                 (5,703)
    Accumulated other comprehensive loss                                        (18,867)                 (9,875)
    Deficit                                                                    (811,083)               (788,199)
                                                                            -----------             -----------
          Total net capital deficiency                                         (166,561)               (138,693)
                                                                            -----------             -----------
                                                                            $ 2,089,879             $ 1,996,469
                                                                            ===========             ===========


     See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                           Three months ended March 31,
                                                                         ------------        ------------
                                                                             2001                2000
                                                                         ------------        ------------
Revenues:
       Subscriber revenues                                               $    151,932        $    122,598
       Roamer revenues                                                         61,612              44,649
       International revenues                                                  12,817
       Equipment sales and other revenues                                      10,113               7,939
                                                                         ------------        ------------
              Total revenues                                                  236,474             175,186
                                                                         ------------        ------------
Operating expenses:
       Cost of service                                                         54,967              34,541
       Cost of equipment sales                                                 16,413               9,923
       General and administrative                                              51,193              37,434
       Sales and marketing                                                     42,342              28,148
       Depreciation and amortization                                           42,619              29,743
       Stock based compensation                                                 5,996               3,030
                                                                         ------------        ------------
              Total operating expenses                                        213,530             142,819
                                                                         ------------        ------------
Operating income                                                               22,944              32,367
                                                                         ------------        ------------
Other income (expense):
       Interest and financing expense, net                                    (42,112)            (31,713)
       Equity in net income (loss) of unconsolidated affiliates                (2,955)                205
       Other, net                                                                 329                 123
                                                                         ------------        ------------
              Total other expense                                             (44,738)            (31,385)
                                                                         ------------        ------------
Minority interest in consolidated subsidiaries                                  4,490                 150
                                                                         ------------        ------------
Net income (loss) before cumulative change in accounting principle            (17,304)              1,132

Cumulative change in accounting principle                                      (5,580)
                                                                         ------------        ------------
              Net income (loss)                                          $    (22,884)       $      1,132
                                                                         ============        ============
Basic income (loss) per share:
       Before cumulative change in accounting principle                  $      (0.22)       $       0.01
       Cumulative change in accounting principle                                (0.07)
                                                                         ------------        ------------
Basic income (loss) per share                                            $      (0.29)       $       0.01
                                                                         ============        ============
Diluted income (loss) per share:
       Before cumulative change in accounting principle                  $      (0.22)       $       0.01
       Cumulative change in accounting principle                                (0.07)
                                                                         ------------        ------------
Diluted income (loss) per share                                          $      (0.29)       $       0.01
                                                                         ============        ============
Weighted average shares outstanding:
       Basic                                                               78,338,000          77,731,000
                                                                         ============        ============
       Diluted                                                             78,338,000          80,342,000
                                                                         ============        ============
Comprehensive loss:
       Net income (loss)                                                 $    (22,884)       $      1,132
       Unrealized loss on marketable securities:
              Unrealized holding loss                                          (5,462)
              Reclassification adjustment                                      (1,984)
                                                                         ------------
                       Net unrealized loss                                     (7,446)
                                                                         ------------
       Foreign currency translation                                              (374)             (5,166)
       Unrealized loss on hedges                                               (1,172)
                                                                         ------------        ------------
Total comprehensive loss                                                 $    (31,876)       $     (4,034)
                                                                         ============        ============


     See accompanying notes to condensed consolidated financial statements

                          WESTERN WIRELESS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                   Three months ended March 31,
                                                                                   -----------------------------
                                                                                     2001                 2000
                                                                                   --------             --------
Operating activities:
     Net income (loss)                                                             $(22,884)            $  1,132
     Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
            Depreciation and amortization                                            43,315               30,703
            Stock based compensation                                                  5,996                3,030
            Equity in net (income) loss of unconsolidated affiliates                  2,955                 (205)
            Gain on sale of marketable securities                                    (8,006)
            Loss on hedges                                                            8,707
            Minority interest in net loss of consolidated subsidiary                 (4,490)                (150)
            Cumulative change in accounting principle                                 5,580
            Changes in operating assets and liabilities, net of effects
              from consolidating acquired interests                                 (38,973)              (7,833)
                                                                                   --------             --------
            Net cash (used in) provided by operating activities                      (7,800)              26,677
                                                                                   --------             --------

Investing activities:
     Purchase of property and equipment                                             (65,045)             (48,853)
     Additions to licensing costs and other intangible assets                       (22,518)
     Acquisition of wireless properties, net of cash acquired                                            (30,031)
     Proceeds from sale of marketable securities                                     25,381
     Receipts from and (investments in) unconsolidated subsidiaries                   2,625               (8,986)
     Receipts from VoiceStream Wireless                                                                    3,565
     Other                                                                                                   (98)
                                                                                   --------             --------
            Net cash used in investing activities                                   (59,557)             (84,403)
                                                                                   --------             --------
Financing activities:
     Proceeds from issuance of common stock, net                                      2,686                1,059
     Additions to long-term debt                                                     62,949               55,000
     Repayment of debt                                                                                   (25,000)
     Minority interest contributions                                                 20,154
     Other                                                                             (480)
                                                                                   --------             --------
            Net cash provided by financing activities                                85,309               31,059
                                                                                   --------             --------
Change in cash and cash equivalents                                                  17,952              (26,667)

Cash and cash equivalents, beginning of period                                       23,278               42,735
                                                                                   --------             --------
Cash and cash equivalents, end of period                                           $ 41,230             $ 16,068
                                                                                   ========             ========


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

        At March 31, 2001, the Company owned 96% of Western Wireless International ("WWI") who, through operating joint ventures, is a provider of wireless communications services worldwide.

        The condensed consolidated balance sheets as of December 31, 2000, have been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated March 31, 2001, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company's annual audited financial statements and footnotes thereto for the year ended December 31, 2000, contained in the Company's Form 10-K dated March 30, 2001.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Supplemental cash flow disclosure:

        Cash paid for interest was $37.6 million and $31.1 million for the three months ended March 31, 2001 and 2000, respectively.

        Reclassifications:

        Certain amounts in prior years' financial statements have been reclassified to conform to the 2001 presentation.

        Recently issued accounting standards:

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company records all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, the Company designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (iii) a hedge of a net investment in a foreign operation (net investment hedge). Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the statement of operations by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income (loss). For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account, which is also included in other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or the forecasted transactions are realized. The impact of ineffective hedges is recognized in results of operations in the periods in which the hedges are deemed to be ineffective. The impact of the adoption of SFAS No. 133 was a cumulative change in accounting principal loss of $5.6 million.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.      MARKETABLE SECURITIES:

        Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding the Company's marketable securities is summarized as follows:


        (Dollars in thousands)                              MARCH 31,              DECEMBER 31,
                                                              2001                    2000
                                                            ---------              ------------
        Available-for-sale equity securities:
              Aggregate fair value                          $ 15,981                $ 40,802
              Historical cost                                 16,319                  33,694
                                                            --------                --------
        Unrealized holding gain (loss)                      $   (338)               $  7,108
                                                            ========                ========

        The Company's net unrealized holding gains and losses are included as an increase to accumulated other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification.

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS:


       (Dollars in thousands)                               MARCH 31,             DECEMBER 31,
                                                              2001                   2000
                                                            ---------             ------------
        Receivables from unconsolidated
          international affiliates                          $ 10,102                $  4,167
        Deposits                                                                       3,878
        VAT receivable                                         5,312                   1,020
        Supplier advances                                      5,956
        Other                                                 10,768                   6,219
                                                            --------                --------
                                                            $ 32,138                $ 15,284
                                                            ========                ========

5.      ACCRUED LIABILITIES:


        (Dollars in thousands)                              MARCH 31,              DECEMBER 31,
                                                              2001                    2000
                                                            ---------              ------------
        Accrued payroll and benefits                        $ 19,179                $ 17,623
        Accrued interest expense                              21,701                  17,025
        Accrued property taxes                                 6,836                   6,716
        Accrued other taxes                                   13,244                  18,018
        Accrued interconnect charges                          10,897                   7,547
        Accrued stock appreciation rights                     19,610                  14,999
        Accrued software and maintenance costs                 5,307                   3,738
        Accrued licensing costs                                3,872                   5,142
        Unearned revenue                                       7,394                   5,313
        Hedge liabilities                                     16,479
        Other                                                 23,912                  15,732
                                                            --------                --------
                                                            $148,431                $111,853
                                                            ========                ========

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.      LONG-TERM DEBT:


         (Dollars in thousands)                                   MARCH 31,               DECEMBER 31,
                                                                   2001                      2000
                                                                 ----------               ------------
        Credit Facility:
              Revolvers                                          $  430,000               $  390,000
              Term Loans                                          1,100,000                1,100,000
        10-1/2% Senior Subordinated Notes Due 2006                  200,000                  200,000
        10-1/2% Senior Subordinated Notes Due 2007                  200,000                  200,000
        Icelandic Credit Facility                                    24,013                   23,766
        Bolivian Bridge Loan                                         20,857
        Other                                                        13,507                   12,627
                                                                 ----------               ----------
                                                                 $1,988,377               $1,926,393
                                                                 ==========               ==========

        Irish Bridge Loan:

        In April 2001, Meteor Mobile Communications Limited ("MMC"), a subsidiary in which WWI holds a 77.8% interest, entered into a bridge loan facility agreement (the "Irish Bridge Loan") with Toronto Dominion Bank to provide funding for the development and operation of MMC's network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception is approximately 37 million euro increasing quarterly up to 75 million euro in January 2002. Under the terms of the Irish Bridge Loan, all outstanding principal shall be repaid by March 31, 2002, unless a term out option is exercised, under which the maturity date is then extended to June 30, 2002. Interest is payable at EURIBOR plus an applicable margin, which at inception is 3.75%, increasing to 4.75% in October 2001 and 6.0% in April 2002. The Irish Bridge Loan contains certain covenants, including quarterly tests of minimum subscribers, minimum service revenue, maximum cash flow loss and the transfer of assets from MMC to WWI.

        The aggregate amounts of principal maturities as of March 31, 2001, are as follows (dollars in thousands):


        Nine months ending December 31, 2001              $
        Year ending December 31,
        2002                                                  26,723
        2003                                                 106,386
        2004                                                 155,292
        2005                                                 245,807
        Thereafter                                         1,454,169
                                                          ----------
                                                          $1,988,377
                                                          ==========

7.      COMMITMENTS AND CONTINGENCIES:

        In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company and its subsidiaries have committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of March 31, 2001, is as follows (dollars in thousands):

        Aggregate commitments                                       $383,000
        Ordered                                                     $232,000
        Awaiting delivery                                           $143,000
        Expiration Dates                                        July 2002 to
                                                                  March 2004

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.      INCOME (LOSS) PER COMMON SHARE:

        Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires two presentations of income per share - "basic" and "diluted". Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

        Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those years presented with net losses, any stock options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

        The components of basic and diluted income (loss) per share are as follows:

        (Dollars in thousands, except per share data)


                                                                                        Three months ended
                                                                                             March 31,
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  ----------        ----------
     Numerator:
       Net income (loss) before cumulative change in accounting principle         $  (17,304)       $    1,132
       Cumulative change in accounting principle                                      (5,580)
                                                                                  ----------        ----------
       Net income (loss)                                                          $  (22,884)       $    1,132
                                                                                  ==========        ==========

     Denominator:
       Weighted-average shares:
           Basic                                                                  78,338,000        77,731,000
       Effect of dilutive securities:
            Dilutive options                                                                         2,611,000
                                                                                  ----------        ----------
       Weighted-average shares:
            Diluted                                                               78,338,000        80,342,000
                                                                                  ==========        ==========
     Basic income (loss) per share:
          Before cumulative change in accounting principle                        $    (0.22)       $     0.01
          Cumulative change in accounting principle                                    (0.07)
                                                                                  ----------        ----------
     Basic income (loss) per share                                                $    (0.29)       $     0.01
                                                                                  ==========        ==========
     Diluted income (loss) per share:
          Before cumulative change in accounting principle                        $    (0.22)       $     0.01
          Cumulative change in accounting principle                                    (0.07)
                                                                                  ----------        ----------
     Diluted income (loss) per share                                              $    (0.29)       $     0.01
                                                                                  ==========        ==========

9.      RELATED PARTY TRANSACTIONS:

        In April 2001, Bradley J. Horwitz, Executive Vice President of the Company and President of WWI exercised a put agreement exchanging a 2.02% interest in WWI for approximately $14.1 million. Mr. Horwitz still holds the right to put his remaining interest in WWI to the Company. The Company now owns approximately 98% of the outstanding shares of WWI.

                          WESTERN WIRELESS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.     SEGMENT INFORMATION:

        Operations of the Company consist of both domestic and international operations. The Company mainly provides cellular services in rural markets in the western United States. The Company's international operations consist mainly of consolidated joint ventures throughout the world. Certain centralized back office costs and assets benefit all of the Company's operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

        The domestic cellular operations comprise the majority of the Company's total revenues, expenses and total assets as presented in the table below:



(Dollars in thousands)                                         DOMESTIC         INTERNATIONAL
                                                              OPERATIONS         OPERATIONS        CONSOLIDATED
                                                             -----------        -------------      -----------
THREE MONTHS ENDED MARCH 31, 2001
  Total revenues                                             $   223,657         $    12,817       $   236,474
  Operating income (loss)                                         52,154             (29,210)           22,944
  Interest expense                                               (37,924)             (4,188)          (42,112)
  Equity in net loss of unconsolidated affiliates                   (565)             (2,390)           (2,955)
  Cumulative change in accounting principle                       (6,600)              1,020            (5,580)
  Net income (loss)                                                6,359             (29,243)          (22,884)
  Total assets                                                 1,766,288             323,591         2,089,879
  Total capital expenditures                                      25,102              39,943            65,045

THREE MONTHS ENDED MARCH 31, 2000
  Total revenues                                             $   175,186         $                 $   175,186
  Operating income (loss)                                         34,964              (2,597)           32,367
  Interest expense                                               (29,625)             (2,088)          (31,713)
  Equity in net income (loss) of
    unconsolidated affiliates                                       (504)                709               205
  Total assets                                                 1,293,407              89,885         1,383,292
  Total capital expenditures                                      48,811                  42            48,853

11.     SUBSEQUENT EVENTS:

        In April 2001, WWI formed an Austrian corporation that entered into an agreement to purchase the stock of Vodafone's Austrian subsidiary, which includes an operating GSM network. In addition, the newly formed Austrian entity has an option to acquire Vodafone's Austrian UMTS license. The agreement is subject to regulatory approval, which is expected to take approximately six weeks. The Austrian corporation has in place a 250 million euro debt facility provided by the seller. Between signing and closing, WWI is evaluating this asset and its ability to turn it into a viable business. In the event it is determined that either (i) the amount of funding required exceeds what it is believed the newly formed Austrian entity can raise by selling equity and raising additional debt, or (ii) that the expense and effort to turn it around makes it a marginal property for WWI, the newly formed Austrian entity has the ability to liquidate the business with funding provided by the seller under the purchase agreement.

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

        The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto and other financial information included herein and in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

        At March 31, 2001, the Company owned approximately 96% of Western Wireless International Corporation ("WWI"), the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through operating joint ventures, is a provider of wireless communications services worldwide.

        WWI owns wireless licenses in nine foreign countries with a controlling interest in six of these countries. As of March 31, 2001, WWI interests covered a proportionate population of approximately 33 million and had approximately 200,000 proportionate subscribers. An operational status by country follows:


                 CONSOLIDATED INVESTMENTS (1)                               EQUITY INVESTMENTS
               ---------------------------------                     --------------------------------
               Country                 Status                        Country                Status
               -----------             ---------                     -----------            ---------
               Ireland (2)             Operating                     Ivory Coast            Operating
               Bolivia (3)             Operating                     Croatia                Operating
               Iceland (3)             Operating                     Georgia                Operating
               Ghana (3)               Operating
               Haiti (3)               Operating
               Slovenia (4)            Under Construction


(1) U.S. headquarter functions and majority owned European consolidated joint ventures are recorded as of the date of the financial statements. Consolidated joint ventures in Africa, South America and the Caribbean along with all non-controlling equity joint ventures are recorded on a one-quarter lag.

(2)     Ireland launched services in February 2001.

(3) WWI acquired additional interests in Bolivia, Iceland, Ghana and Haiti during 2000. The Company plans to bring the results of Iceland current in 2001 to be consistent with its other European consolidated joint ventures.

(4) The Slovenian license was awarded in November 2000 and granted in January 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      The Company had 1,086,500 subscribers at March 31, 2001, representing an increase of 37,000 or 3.5% from December 31, 2000. The Company had 874,700 subscribers at March 31, 2000, representing an increase of 40,000 or 4.8% from December 31, 1999.

        The following table sets forth certain financial data as it relates to the Company's operations:


(Dollars in thousands)                                     THREE MONTHS ENDED MARCH 31,
                                                -------------------------------------------------
                                                    2001            % CHANGE               2000
                                                ----------         ----------          ----------
Revenues:
      Subscriber revenues                       $  151,932               23.9%         $  122,598
      Roamer revenues                               61,612               38.0%             44,649
      International revenues                        12,817               N.M.
      Equipment sales and other revenues            10,113               27.4%              7,939
                                                ----------                             ----------
          Total revenues                        $  236,474                             $  175,186

Operating expenses:
      Cost of service                           $   54,967               59.1%         $   34,541
      Cost of equipment sales                       16,413               65.4%              9,923
      General and administrative                    51,193               36.8%             37,434
      Sales and marketing                           42,342               50.4%             28,148
      Depreciation and amortization                 42,619               43.3%             29,743
      Stock based compensation                       5,996               97.9%              3,030
                                                ----------                             ----------
          Total operating expenses              $  213,530                             $  142,819

Other expense                                   $  (44,738)             (42.5)%        $  (31,385)

Net income (loss) before cumulative
  change in accounting principle                $  (17,304)              N.M.          $    1,132

Other data:
      EBITDA - Domestic                         $   90,962               37.0%         $   66,413
      EBITDA - International                       (19,403)              N.M.              (1,273)
                                                ----------                             ----------
          Total EBITDA                          $   71,559                             $   65,140

Cash flows provided by (used in):
      Operating activities                      $   (7,800)                            $   26,677
                                                ==========                             ==========
      Investing activities                      $  (59,557)                            $  (84,403)
                                                ==========                             ==========
      Financing activities                      $   85,309                             $   31,059
                                                ==========                             ==========


        REVENUES

        The increase in subscriber revenues is primarily due to the 25.0% growth in the number of the Company's average subscribers for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. ARPU was $47.42 for the three months ended March 31, 2001, a slight decline from $47.81 for the three months ended March 31, 2000. The Company continues to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge. Management feels this strategy will continue to slow the decline in ARPU and provide relative stability in future periods.

        The increase in roamer revenues is attributed to an increase in roaming traffic on the Company's network and partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company's strategy, implemented in 1998, to become the roaming partner of choice for other carriers. Roamer revenue as a percentage of total revenues for the three months ended March 31, 2001, increased to 26.1%, compared to 25.5% for the three months ended March 31, 2000. The Company's current roamer agreement with AT&T Corporation ("AT&T Wireless"), its largest roaming partner, expires on May 15, 2001. Subsequent to May 15, 2001, the current agreement with AT&T Wireless converts to a month-to-month arrangement at current rates. In addition, with proper notice, AT&T Wireless may now move some or all of its roaming traffic to other carriers in the Company's markets. The Company believes it offers a good value to AT&T Wireless in its markets and expects to sign a new agreement. Management expects a new agreement with AT&T Wireless will be at a lower per minute rate than the current agreement. While management believes year-over-year roamer minutes will continue to increase, the year-over-year growth in roamer revenues is expected to be flat for 2001 as compared to 2000.

        International revenues for the three months ended March 31, 2001, are comprised of $9.8 million in service revenues, $2.2 million in equipment revenues and $0.8 million in international long distance and other. Service revenues were primarily derived in Iceland and Haiti. International revenues will continue to increase with continued growth in existing markets and with the launch of service in Ireland and Bolivia.

        Equipment sales and other revenues for the three months ended March 31, 2001, which consists primarily of wireless handset and accessory sales to customers, increased primarily due to an increase in gross subscriber additions. Average phone and accessory revenue per item sold remained relatively flat from the same quarter one year ago. As the Company converts more of its cell site capacity from analog to digital, the Company will sell more digital, dual-mode and tri-mode handsets. The Company expects that it will sell these handsets at a higher price than analog handsets.

        OPERATING EXPENSES

        Domestic cost of service increased $13.1 million for the three months ended March 31, 2001, compared to the same period one year ago. The increase is mainly attributable to the increased costs of maintaining the Company's expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use ("MOU") decreased to $0.05 per MOU for the three months ended March 31, 2001 from $0.06 per MOU for the three months ended March 31, 2000. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. The Company expects domestic cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers' customers roaming on its network. Domestic cost of service per MOU is expected to continue to gradually decline as greater economies of scale continue to be realized.

        International cost of service contributed $7.3 million to the first quarter increase in the Company's consolidated cost of service. The increase is due mainly to the consolidation of markets that were previously accounted for as equity investments. International cost of service is expected to continue to increase with continued growth in existing markets and with the launch of service in Ireland and Bolivia.

        Domestic general and administrative costs for the three months ended March 31, 2001, increased $5.0 million compared to the three months ended March 31, 2000. The increase in the Company's general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base. For the three months ended March 31, 2001, the Company's domestic general and administrative monthly cost per average subscriber decreased to $12.84 from $14.10 for the same period in 2000. The domestic general and administrative cost per average subscriber decrease is mainly a result of efficiencies gained from the growing subscriber base. Management anticipates cost efficiencies to continue on a per domestic subscriber basis in future periods.

        International general and administrative expense contributed $8.8 million to the change in the Company's consolidated general and administrative expense for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase is primarily due to pre-operating costs in Slovenia and start-up activities in Ireland and Bolivia. Management anticipates that as the Company's international operations continue to grow the general and administrative costs associated with supporting these operations will increase.

        Domestic sales and marketing costs for the three months ended March 31, 2001, increased $3.5 million compared to the three months ended March 31, 2000. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $963 for the three months ended March 31, 2001, compared to $866 for the same period in 2000. This increase is primarily due to a growth in disconnected subscribers causing the increase in costs to be spread over a similar amount of domestic net subscriber additions. The growth in disconnected subscribers is a result of an increase in the churn rate (representing customer attrition) applied to the larger subscriber base. The Company will convert a portion of its existing domestic subscriber base to digital handsets beginning in the second quarter of 2001. Management believes the overall cost per gross and net addition, including the loss on equipment sales, will increase marginally as a result.

        International sales and marketing expense contributed $10.7 million to the change in the Company's consolidated sales and marketing expense for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase is primarily derived from the launch of Ireland and the consolidation of Iceland. International sales and marketing expense is expected to continue to increase with continued growth in existing markets and the launch of service in Ireland.

        Cost of equipment sales for the Company increased mainly due to the increase in handsets sold, offset by a slight decrease in the average cost of handsets, for the three months ended March 31, 2001, compared to the same period in 2000. The Company expects that the cost for its handsets will be higher for the remainder of 2001 as it begins to sell more digital, dual-mode and tri-mode handsets, which typically have a higher cost than analog handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

        The increase in depreciation and amortization expenses is mainly attributable to additional wireless communication system assets in both the Company's domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expense will increase in future periods.

        Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog radios, and has accordingly adjusted its depreciation schedule. The estimated impact of this change is between $30 million and $40 million over the next three years.

        The increase in stock-based compensation results mainly from stock appreciation rights ("SARs") issued by WWI.

        NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

        The change from a net income during the three months ended March 31, 2000, to net loss during the three months ended March 31, 2001, is mainly due to increased operating losses from the Company's international segment. International operating losses were partially offset by an increase in operating income from the Company's domestic business.

        OTHER EXPENSE

        Interest and financing expense increased to $42.1 million for the three months ended March 31, 2001, compared to $31.7 million for the same period in 2000, due to an increase in average long-term debt. Long-term debt was incurred primarily to fund the Company's acquisition of wireless properties and to fund international projects through WWI. For the three months ended March 31, 2001, the weighted average interest rate paid to third parties was 8.8% and 8.1% for the domestic and international operations, respectively. The domestic weighted average interest rate paid to third parties was 8.6% for the three months ended March 31, 2000.

        EBITDA

        EBITDA represents operating income before depreciation, amortization and stock based compensation for the Company's operations. Management believes EBITDA provides meaningful additional information on the Company's operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company's continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, the Company's presentation may not be comparable to other similarly titled measures of other companies.

        Domestic EBITDA for the Company increased to $91.0 million for the three months ended March 31, 2001, from $66.4 million for the same period in 2000. Domestic EBITDA increased partly as a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained on a per subscriber basis, as well as from increased roaming revenues.

        International EBITDA for the Company's consolidated subsidiaries, which mainly represents pre-operating costs in Slovenia and start-up activities in Ireland and Bolivia went from a negative $1.3 million for the three months ended March 31, 2000, to a negative $19.4 million for the three months ended March 31, 2001. First quarter 2000 results only included headquarter functions and pre-operating costs for Ireland. Management expects international EBITDA to continue to decrease in 2001 with continued growth in existing markets and with the recent launch of Ireland and Bolivia.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has a $2.1 billion credit facility with a consortium of lenders (the "Credit Facility"). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of March 31, 2001, $1.5 billion was outstanding under the Credit Facility. Based on certain covenants, the Company, at March 31, 2001, had approximately $500 million available to borrow under the Credit Facility. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

        In April 2001, Meteor Mobile Communications Limited ("MMC"), a subsidiary of WWI, entered into a bridge loan facility agreement (the "Irish Bridge Loan") to provide funding for the development and operation of MMC's network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception is approximately 37 million euro increasing quarterly up to 75 million euro in January 2002.

        In April 2001, Bradley J. Horwitz, Executive Vice President of the Company and President of WWI, exercised a put agreement exchanging a 2.02% interest in WWI for approximately $14.1 million.

        For the remainder of 2001, the Company expects to spend approximately $250 million for the continued expansion of its domestic cellular infrastructure. The Company will utilize cash on hand, the Credit Facility and other sources of funding, for purposes of funding its cellular and other activities.

        WWI consolidated joint ventures will spend approximately $135 million for capital in the remainder of 2001, primarily in Slovenia and Ireland. The Company anticipates it will continue to be a significant source of funding for international projects through its subsidiary WWI. For the remainder of 2001, the Company anticipates it will invest approximately $70 million in WWI's consolidated and equity based joint ventures.

        The Company will utilize domestic operating cash flow, the Credit Facility, and other sources of funding, for purposes of funding its domestic and international activities.

        Net cash used in operating activities was $7.8 million for the three months ended March 31, 2001. Adjustments to the $22.9 million net loss to reconcile to net cash used in operating activities included: (i) $43.3 million of depreciation and amortization; (ii) $8.7 million loss on hedges; (iii) $8.0 million gain on sale of marketable securities; (iv) $5.6 million cumulative change in accounting principle; and (v) $6.0 million for stock based compensation. Net cash provided by operating activities was $26.7 million for the three months ended March 31, 2000. The change from cash provided by operating activities to cash used in operating activities results mainly from an increase in the Company's domestic accounts receivable balance. The Company experienced a slight disruption in cash collections due to the launch of its new billing system in the first quarter of 2001. The disruption in cash collection has reversed entirely in the second quarter of 2001.

        Net cash used in investing activities was $59.6 million for the three months ended March 31, 2001. Investing activities for such period consisted primarily of: (i) $65.0 million in purchase of property and equipment of which $39.9 million was related to WWI; (ii) $22.5 million in additions to license costs and other intangibles; and (iii) $25.4 million in proceeds from the sale of marketable securities. Net cash used in investing activities was $84.4 million for the three months ended March 31, 2000.

        Net cash provided by financing activities was $85.3 million for the three months ended March 31, 2001. Financing activities for such period consisted primarily of: (i) a net addition to long-term debt of $62.9 million for the continued expansion of the Company's cellular infrastructure and to fund international joint ventures through WWI; and (ii) $20.2 million in minority interest contributions. Net cash provided by financing activities was $31.1 million for the three months ended March 31, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company's financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collars to hedge variable rate interest risk on the Credit Facility. The following table provides information as of March 31, 2001, about the Company's long-term debt and derivative financial instruments that are sensitive to changes in interest rates (in millions):


                                                             Expected maturity date
                             ----------------------------------------------------------------------------------------------------
                               2001         2002        2003          2004         2005      Thereafter     Total      Fair Value
                             --------     --------     --------     --------     --------    ----------    --------    ----------
Liabilities:

Maturities of long-term
   debt:
   Variable Rate                          $   26.7     $  106.4     $  155.3     $  245.8     $1,054.2     $1,588.4     $1,588.4
   Fixed Rate                                                                                    400.0        400.0        420.0

Interest Rate Derivatives:
Financial instruments
   related to debt

Interest rate caps:
Notional amounts
   outstanding at the
   beginning of the year     $  107.5     $   25.0                                                         $  132.5     $    0.0

The interest rate caps effectively lock $132.5 million of the Company's Credit Facility and Icelandic Credit Facility borrowings between 6.8% and 7.75%.

Interest rate collars:
Notional amounts
   outstanding at the
   beginning of the year                               $  245.0     $   55.0                               $  300.0     $   (8.2)

The interest rate collars effectively lock $300.0 million of the Company's Credit Facility borrowings between 6.5% and 7.75%.

Interest rate swaps:
Notional amounts
   outstanding at the
   beginning of the year                               $   70.0     $  100.0     $   25.0                  $  195.0     $   (8.3)

The interest rate swaps effectively lock $195.0 million of the Company's Credit Facility borrowings between 6.07% and 6.81%.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibit        Description
                -------        -----------

                10.40 Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.

                10.41 Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.

                10.42 Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.

                10.43 Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April 12, 2001.

                10.44 Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.

                10.45          Employment Agreement by and between Gerald J.
                               Baker and Western Wireless Corporation dated
                               January 22, 2001.

        (b)     Reports on Form 8-K

                A Form 8-K was filed on February 14, 2001, reporting the Company's financial and operating results for the fourth quarter and year ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Western Wireless Corporation


By: /s/ THERESA E. GILLESPIE                 By: /s/ SCOTT SOLEY
   -------------------------------               -------------------------------
Theresa E. Gillespie                         Scott Soley
Executive Vice President                     Executive Director of Accounting
                                             (Chief Accounting Officer)




                                     Dated: May 14, 2001

                                  EXHIBIT INDEX


Exhibit      Description

10.40 Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.

10.41 Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.

10.42 Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.

10.43 Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April 12, 2001.

10.44 Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.

10.45 Employment Agreement by and between Gerald J. Baker and Western Wireless Corporation dated January 22, 2001