Form 10-Q
period 2001-06-30
WESTERN WIRELESS CORP
filed 2001-08-14
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number    000-28160

WESTERN WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1638901

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E., Bellevue, Washington	98006

(Address of principal executive offices)	(Zip Code)

(425) 586-8700

(Registrant’s telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 10, 2001

Class A Common Stock, no par value	71,679,679

Class B Common Stock, no par value	7,030,397

Western Wireless Corporation
Form 10-Q
For the Quarter Ended June 30, 2001

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$70,958	$23,278

Accounts receivable, net of allowance for doubtful accounts of $16,195 and $15,801, respectively	122,005	112,110

Inventory	21,954	17,249

Marketable securities	20,288	40,802

Prepaid expenses and other current assets	27,419	15,284

Total current assets	262,624	208,723

Property and equipment, net of accumulated depreciation of $442,587 and $367,855, respectively	681,794	581,745

Licensing costs and other intangible assets, net of accumulated amortization of $134,025 and $115,695, respectively	1,179,740	1,166,922

Investments in and advances to unconsolidated affiliates	31,314	34,883

Other assets	17,847	4,196

	$2,173,319	$1,996,469

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:

Accounts payable	$25,625	$19,554

Accrued liabilities and other	162,750	111,853

Construction accounts payable	60,343	30,710

WWI bridge loan	16,980

Payable to VoiceStream Wireless		24,500

Total current liabilities	265,698	186,617

Long-term debt	2,057,541	1,926,393

Minority interest in consolidated subsidiaries	31,784	22,152

Commitments and contingencies (Note 8)

Net capital deficiency:

Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding

Common stock, no par value, 300,000,000 shares authorized; Class A, 71,664,508 and 71,054,977 shares issued and outstanding, respectively; Class B, 7,022,638 and 7,060,059 shares issued and outstanding, respectively	668,316	665,084

Deferred compensation	(2,979)	(5,703)

Accumulated other comprehensive loss	(21,931)	(9,875)

Deficit	(825,110)	(788,199)

Total net capital deficiency	(181,704)	(138,693)

	$2,173,319	$1,996,469

See accompanying notes to condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:

Subscriber revenues	$158,157	$133,865	$310,089	$256,463

Roamer revenues	68,101	54,503	129,713	99,152

International revenues	16,881	5,186	29,698	5,188

Equipment sales and other revenues	9,423	8,449	19,536	16,386

Total revenues	252,562	202,003	489,036	377,189

Operating expenses:

Cost of service	59,562	44,608	114,529	79,149

Cost of equipment sales	20,718	10,304	37,131	20,227

General and administrative	52,320	39,195	103,513	76,629

Sales and marketing	39,229	29,858	81,571	58,006

Depreciation and amortization	52,685	30,176	95,304	59,919

Stock based compensation	6,251	5,470	12,247	8,500

Total operating expenses	230,765	159,611	444,295	302,430

Operating income	21,797	42,392	44,741	74,759

Other income (expense):

Interest and financing expense, net	(40,806)	(33,952)	(82,918)	(65,665)

Equity in net income (loss) of unconsolidated affiliates	543	(691)	(2,412)	(486)

Other, net	(619)	(1,022)	(290)	(899)

Total other expense	(40,882)	(35,665)	(85,620)	(67,050)

Minority interest in consolidated subsidiaries	5,058	195	9,548	345

Net income (loss) before extraordinary item and cumulative change in accounting principle	(14,027)	6,922	(31,331)	8,054

Extraordinary loss on early extinquishment of debt		(12,377)		(12,377)

Cumulative change in accounting principle			(5,580)

Net loss	$(14,027)	$(5,455)	$(36,911)	$(4,323)

Basic income (loss) per share:

Before extraordinary item and cumulative change in accounting principle	$(0.18)	$0.09	$(0.40)	$0.10

Extraordinary loss on early extinguishment of debt		(0.16)		(0.16)

Cumulative change in accounting principle			(0.07)

Basic loss per share	$(0.18)	$(0.07)	$(0.47)	$(0.06)

Diluted income (loss) per share:

Before extraordinary item and cumulative change in accounting principle	$(0.18)	$0.09	$(0.40)	$0.10

Extraordinary loss on early extinguishment of debt		(0.16)		(0.15)

Cumulative change in accounting principle			(0.07)

Diluted loss per share	$(0.18)	$(0.07)	$(0.47)	$(0.05)

Weighted average shares outstanding:

Basic	78,635,000	77,848,000	78,487,000	77,789,000

Diluted	78,635,000	80,287,000	78,487,000	80,309,000

Comprehensive loss:

Net loss	$(14,027)	$(5,455)	$(36,911)	$(4,323)

Unrealized gain (loss) on marketable securities:

Reclassification adjustment			(1,984)

Unrealized holding gain (loss)	1,667		(3,795)

Net unrealized gain (loss)	1,667		(5,779)

Foreign currency translation	(4,811)	(1,130)	(5,185)	(6,296)

Unrealized gain (loss) on hedges	80		(1,092)

Total comprehensive loss	$(17,091)	$(6,585)	$(48,967)	$(10,619)

See accompanying notes to condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,

	2001	2000

Operating activities:

Net loss	$(36,911)	$(4,323)

Adjustments to reconcile net loss to net cash provided by operating activities:

Extraordinary loss on early extinguishment of debt		12,377

Cumulative change in accounting principle	5,580

Depreciation and amortization	96,696	61,656

Stock based compensation	12,247	8,500

Equity in net loss of unconsolidated affiliates	2,412	486

Minority interest in consolidated subsidiary	(9,548)	(345)

Loss on hedges	7,380

Gain on sale of marketable securities	(8,006)

Other, net	2,478	1,569

Changes in operating assets and liabilities, net of effects from consolidating acquired interests	(21,227)	3,337

Net cash provided by operating activities	51,101	83,257

Investing activities:

Purchase of property and equipment	(155,284)	(127,649)

Additions to licensing costs and other intangible assets	(25,138)	(22,362)

Acquisition of wireless properties, net of cash acquired		(92,339)

Proceeds from sale of marketable securities	26,636	(6,329)

Purchase of marketable securities	(3,896)

Receipts from unconsolidated subsidiaries	2,962	3,438

Payments to VoiceStream Wireless	(24,500)

Purchase of WWI minority interest	(14,140)

Other		1,557

Net cash used in investing activities	(193,360)	(243,684)

Financing activities:

Proceeds from issuance of common stock, net	3,581	1,691

Additions to long-term debt	608,461	1,280,000

Repayment of long-term debt	(440,000)	(1,150,000)

WWI minority interest contributions	19,978

Other	(2,081)

Net cash provided by financing activities	189,939	131,691

Change in cash and cash equivalents	47,680	(28,736)

Cash and cash equivalents, beginning of period	23,278	42,735

Cash and cash equivalents, end of period	$70,958	$13,999

See accompanying notes to condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization:

     Western Wireless Corporation (“the Company”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One® (“Cellular One”) brand name.

     At June 30, 2001, the Company owned 98% of Western Wireless International Corporation (“WWI”) who, through operating joint ventures, is a provider of wireless communications services worldwide.

     The condensed consolidated balance sheets as of December 31, 2000, have been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated June 30, 2001, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company’s annual audited financial statements and footnotes thereto for the year ended December 31, 2000, contained in the Company’s Form 10-K dated March 30, 2001.

2. Summary of Significant Accounting Policies:

     Supplemental cash flow disclosure:

     Cash paid for interest was $75.4 million and $60.6 million for the six months ended June 30, 2001 and 2000, respectively.

     Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2001 presentation.

     Recently issued accounting standards:

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subjected to periodic impairment testing. The Company is in the process of evaluating the financial impact of adoption of SFAS No. 142.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” The Company records all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, the Company designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (iii) a hedge of a net investment in a foreign operation (net investment hedge). Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the statement of operations by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income (loss). For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account, which is also included in other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or the forecasted transactions are realized. The impact of ineffective hedges is recognized in results of operations in the periods in which the hedges are deemed to be ineffective. The impact of the adoption of SFAS No. 133 was a cumulative change in accounting principal loss of $5.6 million.

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Marketable Securities:

     Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding the Company’s marketable securities is summarized as follows:

     (Dollars in thousands)

	June 30,	December 31,
	2001	2000

Available-for-sale equity securities:

Aggregate fair value	$20,288	$40,802

Historical cost	18,960	33,694

Unrealized holding gain	$1,328	$7,108

     The Company’s net unrealized holding gains and losses are included as an increase to accumulated other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification.

4. Prepaid Expenses and Other Current Assets:

     (Dollars in thousands)

	June 30,	December 31,
	2001	2000

VAT receivable	$7,647	$1,020

WWI marketing costs	3,009

Rent	2,029

Receivables from unconsolidated international affiliates	1,882	4,167

Taxes	1,715	1,218

Deposits		3,878

Other	11,137	5,001

	$27,419	$15,284

5. Property and Equipment:

     (Dollars in thousands)

	June 30,	December 31,
	2001	2000

Land, buildings and improvements	$29,477	$23,847

Wireless communications systems	837,806	671,605

Furniture and equipment	114,730	121,037

	982,013	816,489

Less accumulated depreciation	(442,587)	(367,855)

	539,426	448,634

Construction in progress	142,368	133,111

	$681,794	$581,745

     Depreciation expense was $43.8 million and $23.8 million for the three months ended June 30, 2001 and 2000, respectively; and $78.1 million and $48.4 million for the six months ended June 30, 2001 and 2000, respectively.

     Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog equipment, and has accordingly adjusted its depreciation schedule. The remaining estimated impact of this change is approximately $20 million spread over the next three years.

\

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Accrued Liabilities:

     (Dollars in thousands)

	June 30,	December 31,
	2001	2000

Payroll and benefits	$19,958	$17,623

Interest expense	24,620	17,025

Property taxes	6,352	6,716

Other taxes	15,189	18,018

Interconnect charges	10,220	7,547

Stock appreciation rights	24,763	14,999

Software and maintenance costs	5,619	3,738

Licensing costs	3,613	5,142

Unearned revenue	7,132	5,313

FMV of interest rate hedges	15,072

Other	30,212	15,732

	$162,750	$111,853

7. Debt:

     Long-Term Debt:

     (Dollars in thousands)

	June 30,	December 31,
	2001	2000

Credit Facility:

Revolvers	$500,000	$390,000

Term Loans	1,100,000	1,100,000

10-1/2% Senior Subordinated Notes Due 2006	200,000	200,000

10-1/2% Senior Subordinated Notes Due 2007	200,000	200,000

Icelandic Credit Facility	23,874	23,766

Bolivian Bridge Loan	21,112

Other	12,555	12,627

	$2,057,541	$1,926,393

     The aggregate amounts of principal maturities as of June 30, 2001, are as follows:

     (Dollars in thousands):

Six months ending December 31, 2001

Year ending December 31,

2002	$26,608

2003	113,288

2004	165,493

2005	263,134

Thereafter	1,489,018

$2,057,541

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     WWI Bridge Loan:

     In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary in which WWI holds a 77.8% interest, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with Toronto Dominion Bank to provide funding for the development and operation of MMC’s network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception was approximately 37 million euro increasing quarterly up to 75 million euro in January 2002. Under the terms of the Irish Bridge Loan, all outstanding principal shall be repaid by March 31, 2002, unless a term out option is exercised, under which the maturity date is then extended to June 30, 2002. Interest is payable at EURIBOR plus an applicable margin, which at inception is 3.75%, increasing to 4.75% in October 2001 and 6.0% in April 2002. The Irish Bridge Loan contains certain covenants, including quarterly tests of minimum subscribers, minimum service revenue, maximum cash flow loss and the transfer of assets from MMC to WWI. At June 30, 2001 there was approximately $17.0 million outstanding under the Irish Bridge Loan, and based on certain covenants, there were no available borrowings.

8. Commitments and contingencies:

     Purchase Commitments:

     In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company and its subsidiaries have committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of June 30, 2001, is as follows:

     (Dollars in thousands)

Aggregate commitments	$388,000

Ordered	$260,000

Awaiting delivery	$112,000

Expiration Dates	July 2002 to

March 2004

     Ivory Coast:

     An equity method investment of WWI, Cora de Comstar (49%) (“Cora”), has operated under a provisional operating license since the company was formed in 1995. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. Cora has satisfied these conditions but the government has not issued the long-term license, despite making multiple commitments to do so. On July 6, 2001, the government announced its intention to require Cora and two other wireless companies in the Ivory Coast to each pay a license fee of 40 billion CFA, or approximately $53 million, in order to obtain their long-term licenses. The government has yet to issue a formal decree on this matter. The Company believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. Cora and the other operators are currently in discussions with the government to resolve this matter.

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     9.     Income (Loss) per Common Share:

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted”. Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

     Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those years presented with net losses, any stock options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

     The components of basic and diluted income (loss) per share are as follows:

     (Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net income (loss) before extraordinary item and cumulative change in accounting principle	$(14,027)	$6,922	$(31,331)	$8,054

Extraordinary loss on early extinguishment of debt		(12,377)		(12,377)

Cumulative change in accounting principle			(5,580)

Net loss	$(14,027)	$(5,455)	$(36,911)	$(4,323)

Denominator:

Weighted-average shares:

Basic	78,635,000	77,848,000	78,487,000	77,789,000

Effect of dilutive securities:

Dilutive options		2,439,000		2,520,000

Weighted-average shares:

Diluted	78,635,000	80,287,000	78,487,000	80,309,000

Basic income (loss) per share:

Net income (loss) before extraordinary item and cumulative change in accounting principle	$(0.18)	$0.09	$(0.40)	$0.10

Extraordinary loss on early extinguishment of debt		(0.16)		(0.16)

Cumulative change in accounting principle			(0.07)

Basic loss per share	$(0.18)	$(0.07)	$(0.47)	$(0.06)

Diluted income (loss) per share:

Net income (loss) before extraordinary item and cumulative change in accounting principle	$(0.18)	$0.09	$(0.40)	$0.10

Extraordinary loss on early extinguishment of debt		(0.16)		(0.15)

Cumulative change in accounting principle			(0.07)

Diluted loss per share	$(0.18)	$(0.07)	$(0.47)	$(0.05)

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Acquisitions:

     tele.ring:

     On June 29, 2001, the Company completed the acquisition of tele.ring, a provider of GSM mobile, Internet, and fixed-line services in Austria, from a subsidiary of Vodafone Group Plc (“Vodafone”) as described below.

     The acquisition was accomplished pursuant to the terms of an agreement dated May 4, 2001, among Mannesmann Eurokom GmbH (“MEU”), an indirect wholly-owned subsidiary of Vodafone, EKOM Telecommunications Holding AG, a wholly-owned subsidiary of MEU, and EHG Einkaufs und Handels GmbH (“EHG”), an indirect wholly-owned subsidiary of Western Wireless International Corporation (“WWI”), a wholly-owned subsidiary of WWC. In accordance with the agreement, EHG acquired for ten Euros 100% of the stock of tele.ring Telekom Service GmbH (“tele.ring GmbH”) and 100% of the partnership interests in tele.ring Telekom Service GmbH & Co KEG (“tele.ring KEG”; tele.ring GmbH and tele.ring KEG are herein collectively referred to as “tele.ring”). EHG was also granted the option to acquire for one Euro 100% of the stock of Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license. After repayment of existing tele.ring debt (which was all intra-company debt due to Vodafone), tele.ring’s balance sheet had a net working capital position of approximately zero as of the closing of the acquisition.

     Under the terms of the transaction, an affiliate of Vodafone agreed to make available to tele.ring a term loan financing of 250 million euro for purposes of funding anticipated working capital and capital financing cash needs. The loan repayment dates are July 1, 2004, 2005 and 2006 respectively unless liquidation of tele.ring has been commenced on or before October 1, 2001.

     During the period from June 29, 2001 through October 1, 2001, should EHG (or tele.ring) elect to terminate tele.ring operations and liquidate tele.ring (the “Liquidation Option”), Vodafone would be required to provide an additional financing of 80 million euro to tele.ring to pay closing and liquidation costs. After the liquidation was completed, tele.ring would have the ability to acquire 100% of the shares of the financing entity set up to fund operations (250 million euro as described above) and liquidation costs (an additional 80 million euro as described above), for one euro and therefore would effectively have no repayment obligation of those funds.

     If less than 330 million euro in costs are incurred in liquidating tele.ring (if EHG (or tele.ring) elects on or prior to October 1, 2001 to liquidate tele.ring), the difference would be shared with Vodafone on a basis that has been agreed to by the parties. If EHG (or tele.ring) elects, on or prior to October 1, 2001, to liquidate tele.ring and liquidation costs exceed 330 million euro, tele.ring would be responsible for this excess amount.

     After October 1, 2001, the Liquidation Option expires and tele.ring is at full risk for repayment of the 250 million euro loan, Vodafone has no further liquidation cost obligation and tele.ring is at risk for its future operations.

     WWI agreed that during the first 180 days after the closing date, it would retain at least a majority of the issued and outstanding voting shares of tele.ring and that it would not dispose of more than 20% of the value of the fixed assets of tele.ring on the balance sheet of tele.ring as of the closing, other than in a liquidation. Should WWI elect to sell, directly or indirectly, 51% of the issued voting shares of tele.ring, EHG or the direct parent company of EHG, or sell substantially all of the assets of tele.ring (in a sale which is not combined with any other business or material assets owned or controlled by WWI and used in the telecommunications business), more than 180 days but less than 366 days after the closing of the transaction, WWI would share equally with Vodafone all of the proceeds of the sale, net of all fees and reasonable expenses. If WWI elects to sell tele.ring, directly or indirectly, more than 365 days after the closing of the transaction, WWI would retain all profits and tele.ring would be required to repay the 250 million euro loan.

     The Company will not consolidate the balance sheet or results of operations for tele.ring until the expiration of the Liquidation Option described above, subject to the continuation of operations in Austria.

     Cellular One Group:

     On July 18, 2001, the Company announced it completed the acquisition of Southwestern Bell Mobile Systems’ ownership interest in Cellular One Group, which owns, licenses and promotes nationwide the Cellular One brand and related trademarks, services marks and designs. The purchase price was $9 million. Southwestern Bell is a subsidiary of Cingular Wireless, LLC. As a result of this transaction, subsidiaries of the Company own 100% of the Cellular One Group.

11. Related Party Transactions:

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

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Segment Information:

     Operations of the Company consist of both domestic and international operations. The Company mainly provides cellular services in rural markets in the western United States. The Company’s international operations consist mainly of consolidated joint ventures throughout the world. Certain centralized back office costs and assets benefit all of the Company’s operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

     The domestic cellular operations comprise the majority of the Company’s total revenues, expenses and total assets as presented in the table below:

     (Dollars in thousands)

	Domestic	International
	Operations	Operations	Consolidated

Three months ended June 30, 2001

Total revenues	$235,681	$16,881	$252,562

Operating income (loss)	46,850	(25,053)	21,797

Interest expense	(34,980)	(5,826)	(40,806)

Equity in net income (loss) of unconsolidated affiliates	1,332	(789)	543

Net income (loss)	14,524	(28,551)	(14,027)

Total capital expenditures	63,336	26,903	90,239

Six months ended June 30, 2001

Total revenues	$459,338	$29,698	$489,036

Operating income (loss)	99,004	(54,263)	44,741

Interest expense	(72,904)	(10,014)	(82,918)

Equity in net income (loss) of unconsolidated affiliates	767	(3,179)	(2,412)

Cumulative change in accounting principle	(6,600)	1,020	(5,580)

Net income (loss)	20,883	(57,794)	(36,911)

Total assets	1,836,412	336,907	2,173,319

Total capital expenditures	88,438	66,846	155,284

     (Dollars in thousands)

	Domestic	International
	Operations	Operations	Consolidated

Three months ended June 30, 2000

Total revenues	$196,817	$5,186	$202,003

Operating income (loss)	47,839	(5,447)	42,392

Interest expense	(33,940)	(12)	(33,952)

Equity in net income (loss) of unconsolidated affiliates	674	(1,365)	(691)

Net income (loss)	1,304	(6,759)	(5,455)

Total capital expenditures	69,878	8,918	78,796

Six months ended June 30, 2000

Total revenues	$372,001	$5,188	$377,189

Operating income (loss)	82,803	(8,044)	74,759

Interest expense	(63,566)	(2,099)	(65,665)

Equity in net income (loss) of unconsolidated affiliates	278	(764)	(486)

Net income (loss)	6,454	(10,777)	(4,323)

Total assets	1,417,312	112,364	1,529,676

Total capital expenditures	118,689	8,960	127,649

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the “Company”) operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; and other factors referenced in the Company’s filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto and other financial information included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Overview

     Western Wireless Corporation (the “Company”) provides cellular communications services in 19 western states under the Cellular One brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to the Company’s belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”).

     During 2001, the Company began migrating certain portions of its domestic wireless network from analog to a CDMA digital platform; focusing first on MSAs. The Company will continue to offer analog and TDMA digital services, but believes that most wireless carriers in the United States will ultimately utilize GSM and CDMA based digital technology in the future. At June 30, 2001, the Company had launched digital service in 8 of its 18 MSAs. The Company has focused on migrating its high minute of use subscribers to the new CDMA digital platform by offering them free or discounted handsets.

     At June 30, 2001, the Company owned approximately 98% of Western Wireless International Corporation (“WWI”), the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through operating joint ventures, is a provider of wireless communications services worldwide.

     WWI owns wireless licenses in ten foreign countries with a controlling interest in seven of these countries. As of June 30, 2001, WWI interests, excluding Austria (see footnote 5 below), covered a proportionate population of approximately 33 million and had approximately 250,000 proportionate subscribers. An operational status by country follows:

Consolidated Investments (1)		Equity Investments		Transitional Investments

Country	Status	Country	Status	Country	Status

Ireland (2)	Operating	Ivory Coast	Operating	Austria (5)	Operating

Bolivia (3)	Operating	Croatia	Operating

Iceland (3)	Operating	Georgia	Operating

Ghana (3)	Operating

Haiti (3)	Operating

Slovenia (4)	Under Construction

(1)	U.S. headquarters functions and majority owned European consolidated joint ventures are recorded as of the date of the financial statements. Consolidated joint ventures in Africa, South America and the Caribbean along with all non-controlling equity joint ventures are recorded on a one-quarter lag.

(2)	Ireland launched services in February 2001.

(3)	WWI acquired additional interests in Bolivia, Iceland, Ghana and Haiti during 2000. The Company plans to bring the results of Iceland current in 2001 to be consistent with its other European consolidated joint ventures.

(4)	The Slovenian license was awarded in November 2000 and granted in January 2001.

(5)	On June 29, 2001 WWI acquired 100% of the shares of tele.ring Telekom Service Gmbh (tele.ring), a provider of GSM mobile, Internet, and fixed-line services in Austria, from a subsidiary of Vodafone Group Plc. “tele.ring.” The Company will not consolidate the balance sheet or results of operations for tele.ring until the expiration of the Liquidation Option, subject to continuation of operations in Austria (see Footnote 10 of the Company’s consolidated financial results).

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     The Company had 1,116,500 subscribers at June 30, 2001, representing an increase of 30,000 or 2.8% from March 31, 2001. The Company had 930,500 subscribers at June 30, 2000, representing an increase of 55,800 or 6.4% from March 31, 2000.

     The following table sets forth certain financial data as it relates to the Company’s operations:

     (Dollars in thousands)

	Three Months Ended June 30,

	2001	% change	2000

Revenues:

Subscriber revenues	$158,157	18.1%	$133,865

Roamer revenues	68,101	24.9%	54,503

International revenues	16,881	225.5%	5,186

Equipment sales and other revenues	9,423	11.5%	8,449

Total revenues	$252,562		$202,003

Operating expenses:

Cost of service	$59,562	33.5%	$44,608

Cost of equipment sales	20,718	101.1%	10,304

General and administrative	52,320	33.5%	39,195

Sales and marketing	39,229	31.4%	29,858

Depreciation and amortization	52,685	74.6%	30,176

Stock based compensation	6,251	14.3%	5,470

Total operating expenses	$230,765		$159,611

Other expense	$(40,882)	(14.6%)	$(35,665)

Net income (loss) before extraordinary item and cumulative change in accounting principle	$(14,027)	N.M	$6,922

Other data:

EBITDA — Domestic	$95,010	19.6%	$79,462

EBITDA — International	(14,277)	N.M	(1,424)

Total EBITDA	$80,733		$78,038

Cash flows provided by (used in):

Operating activities	$58,901		$56,580

Investing activities	$(133,803)		$(159,281)

Financing activities	$104,630		$100,632

Revenues

     The increase in subscriber revenues is primarily due to the 22% growth in the number of the Company’s average subscribers for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. ARPU was $47.86 for the three months ended June 30, 2001, a $1.58 decline from $49.44 for the three months ended June 30, 2000. Management believes that the Company will continue to experience a gradual decline in ARPU for the remainder of 2001.

     The increase in roamer revenues is attributed to an increase in roaming traffic on the Company’s network partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company’s strategy, implemented in 1998, to become the roaming partner of choice for other carriers. Roamer revenue as a percentage of total revenues for the three months ended June 30, 2001, was flat at 27%, compared to the three months ended June 30, 2000. On June 1, 2001, the Company signed an extension of its roaming agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), its largest roaming partner, through June 15, 2002. While the extension with AT&T Wireless is at a lower per minute rate than the prior agreement, management believes year-over-year roamer minutes will continue to increase and that year-over-year roamer revenues will experience a slight increase for the remainder of 2001.

     International revenues for the three months ended June 30, 2001, are comprised of $13.7 million in service revenues, $2.0 million in equipment revenues and $1.2 million in international long distance and other revenues. Service revenues were primarily derived from operations in Ireland, Bolivia, Iceland and Haiti. International revenues will continue to increase with continued growth in existing markets.

     Equipment sales and other revenues for the three months ended June 30, 2001, which consists primarily of wireless handset and accessory sales to customers, remained flat, compared to the three months ended June 30, 2000. As the Company converts more of its cell site capacity from analog to digital, the Company will sell more digital, dual-mode and tri-mode handsets. The Company expects that it will sell these handsets at a higher price than analog handsets.

Operating Expenses

     Domestic cost of service increased $6.7 million for the three months ended June 30, 2001, compared to the same period one year ago. The increase is mainly attributable to the increased costs of maintaining the Company’s expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use (“MOU”) decreased to $0.04 per MOU for the three months ended June 30, 2001 from $0.06 per MOU for the three months ended June 30, 2000. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. The Company expects domestic cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers’ customers roaming on its network. Domestic cost of service per MOU is expected to continue to gradually decline as greater economies of scale continue to be realized.

     International cost of service contributed $8.3 million to the second quarter increase in the Company’s consolidated cost of service. The increase is due partly to the consolidation of markets that were previously accounted for as equity investments. In addition, the Company has launched service in Ireland and Bolivia since the second quarter of 2000. International cost of service is expected to continue to increase with continued subscriber growth in operating markets.

     Domestic general and administrative costs for the three months ended June 30, 2001, increased $8.6 million compared to the three months ended June 30, 2000. The increase in the Company’s general and administrative costs is due partly to the increase in costs associated with supporting a larger subscriber base. For the three months ended June 30, 2001, the Company’s domestic general and administrative monthly cost per average subscriber increased to $13.19 from $12.91 in the same period in 2000. The slight increase in domestic general and administrative cost per average subscriber is mainly a result of stabilization costs incurred as a result of deploying a new billing system in early 2001. Management anticipates cost efficiencies to develop on a per domestic subscriber basis by the end of the year.

     International general and administrative expense contributed $4.5 million to the change in the Company’s consolidated general and administrative expense for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase is primarily due to growth in operations related to Ireland and Bolivia, as well as pre-operating costs in Slovenia. Management anticipates that as the Company’s international operations continue to grow the general and administrative costs associated with supporting these operations will increase.

     Domestic sales and marketing costs for the three months ended June 30, 2001, increased $1.3 million compared to the three months ended June 30, 2000. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $1,334 for the three months ended June 30, 2001, compared to $659 for the same period in 2000. This increase is primarily due to a growth in disconnected subscribers causing the increase in costs to be spread over fewer domestic net subscriber additions. The growth in disconnected subscribers is a result of an increase in the churn rate (representing customer attrition) applied to the larger subscriber base. Management believes churn is a trailing indicator. Some factors impacting churn are latent billing system issues from the conversion in the first quarter of 2001 and network capacity issues. Management believes churn will gradually decline over the remainder of the year with the launch of CDMA technology in certain of its MSAs and continued maturity of its billing system.

     International sales and marketing expense contributed $8.1 million to the change in the Company’s consolidated sales and marketing expense for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase is primarily derived from subscriber acquisition costs in Ireland and Bolivia. International sales and marketing expense is expected to continue to increase with continued growth in subscriber additions in existing markets and with the launch of Slovenia by the end of the year.

     Cost of equipment sales for the Company increased due partly to the increase in handsets sold for the three months ended June 30, 2001, compared to the same period in 2000. In addition, free and discounted handsets associated with the migration of existing customers from analog service to digital service contributed to the increase in the cost of equipment sales. The Company expects that the cost for its handsets will be higher for the remainder of 2001 as it begins to sell more digital, dual-mode and tri-mode handsets, which typically have a higher cost than analog handsets. Further, management plans on continuing to incent its existing subscriber base to migrate to the Company’s digital platforms by offering them free or discounted handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     The increase in depreciation and amortization expenses is mainly attributable to additional wireless communication system assets in both the Company’s domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expenses will increase in future periods.

     Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog equipment, and has accordingly adjusted its depreciation schedule. The remaining estimated impact of this change is approximately $20 million spread over the next three years.

     The increase in stock-based compensation results mainly from stock appreciation rights (“SARs”) issued by WWI.

     Net Income (Loss) Before Extraordinary Item and Cumulative Change in Accounting Principle

     The change to a net loss before cumulative change in accounting principle during the three months ended June 30, 2001 from net income before extraordinary item during the three months ended June 30, 2000, is primarily due to increased operating losses from the Company’s international segment.

     Other Expense

     Interest and financing expense increased to $40.8 million for the three months ended June 30, 2001, compared to $34.0 million for the same period in 2000 due to an increase in average long-term debt, partially offset by a decrease in the Company’s domestic weighted average interest rate. Long-term debt was incurred primarily to fund the Company’s acquisition of wireless properties and to fund international projects through WWI. For the three months ended June 30, 2001, the weighted average interest rate paid to third parties was 8.1% and 8.3% for the domestic and international operations, respectively. The domestic weighted average interest rate paid to third parties was 9.4% for the three months ended June 30, 2000.

     EBITDA

     EBITDA represents operating income before depreciation, amortization and stock based compensation for the Company’s operations. Management believes EBITDA provides meaningful additional information on the Company’s operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company’s continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principals, as an alternate to cash flows from operating activities (as determined in accordance with generally accepted accounting principals), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, the Company’s presentation may not be comparable to other similarly titled measures of other companies.

     Domestic EBITDA for the Company increased to $95.0 million for the three months ended June 30, 2001, from $79.5 million for the same period in 2000. Domestic EBITDA increased partly as a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained on a per subscriber basis, as well as from increased roaming revenues.

     International EBITDA for the Company’s consolidated subsidiaries, which represents pre-operating costs in Slovenia and operations in existing markets, went from a negative $1.4 million for the three months ended June 30, 2000, to a negative $14.3 million for the three months ended June 30, 2001 due to the consolidation of subsidiaries which were unconsolidated in 2000 and the launch of operations in Bolivia and Ireland in the fourth and second quarters, respectively. Second quarter 2000 results included Ireland and Bolivia start-up costs, as well as Ghana and Haiti on-going operations and WWI headquarter functions. Management expects international EBITDA to continue to decrease in 2001 as a result of continued growth in existing markets.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     The Company had 1,116,500 subscribers at June 30, 2001, representing an increase of 67,000 or 6.4% from December 31, 2000. The Company had 930,500 subscribers at June 30, 2000, representing an increase of 95,800 or 11.5% from December 31, 1999.

     The following table sets forth certain financial data as it relates to the Company’s operations:

     (Dollars in thousands)

	Six Months Ended June 30,

	2001	% change	2000

Revenues:

Subscriber revenues	$310,089	20.9%	$256,463

Roamer revenues	129,713	30.8%	99,152

International revenues	29,698	N.M	5,188

Equipment sales and other revenues	19,536	19.2%	16,386

Total revenues	$489,036		$377,189

Operating expenses:

Cost of service	$114,529	44.7%	$79,149

Cost of equipment sales	37,131	83.6%	20,227

General and administrative	103,513	35.1%	76,629

Sales and marketing	81,571	40.6%	58,006

Depreciation and amortization	95,304	59.1%	59,919

Stock based compensation	12,247	44.1%	8,500

Total operating expenses	$444,295		$302,430

Other expense	$(85,620)	(27.7%)	$(67,050)

Net income (loss) before extraordinary item and cumulative change in accounting principle	$(31,331)	N.M	$8,054

Other data:

EBITDA — Domestic	$185,972	27.5%	$145,875

EBITDA — International	(33,680)	N.M	(2,697)

Total EBITDA	$152,292		$143,178

Cash flows provided by (used in):

Operating activities	$51,101		$83,257

Investing activities	$(193,360)		$(243,684)

Financing activities	$189,939		$131,691

     Revenues

     The increase in subscriber revenues is primarily due to the 23% growth in the number of the Company’s average subscribers for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. ARPU was $47.72 for the six months ended June 30, 2001, a slight decline from $48.43 for the six months ended June 30, 2000. Management believes that the Company will continue to experience a gradual decline in ARPU for the remainder of 2001.

     The increase in roamer revenues is attributed to an increase in roaming traffic on the Company’s network partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company’s strategy, implemented in 1998, to become the roaming partner of choice for other carriers. Roamer revenue as a percentage of total revenues for the six months ended June 30, 2001, increased slightly to 26.5%, compared to 26.3% for the six months ended June 30, 2000. On June 1, 2001, the Company signed an extension of its roaming agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), its largest roaming partner, through June 15, 2002. While the extension with AT&T Wireless is at a lower per minute rate than the prior agreement, management believes year-over-year roamer minutes will continue to increase and that year-over-year roamer revenues will experience a slight increase in the remainder of 2001.

     International revenues for the six months ended June 30, 2001, are comprised of $23.5 million in service revenues, $4.3 million in equipment revenues and $1.9 million in international long distance and other revenues. Service revenues were primarily derived from operations in Ireland, Bolivia, Iceland and Haiti. International revenues will continue to increase with continued growth in existing markets.

     Equipment sales and other revenues for the six months ended June 30, 2001, which consists primarily of wireless handset and accessory sales to customers, increased primarily due to an increase in gross subscriber additions. As the Company converts more of its cell site capacity from analog to digital, the Company will sell more digital, dual-mode and tri-mode handsets. The Company expects that it will sell these handsets at a higher price than analog handsets.

     Operating Expenses

     Domestic cost of service increased $19.7 million for the six months ended June 30, 2001, compared to the same period one year ago. The increase is mainly attributable to the increased costs of maintaining the Company’s expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use (“MOU”) decreased to $0.05 per MOU for the six months ended June 30, 2001 from $0.06 per MOU for the six months ended June 30, 2000. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. The Company expects domestic cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers’ customers roaming on its network. Domestic cost of service per MOU is expected to continue to gradually decline as greater economies of scale continue to be realized.

     International cost of service contributed $15.7 million to the increase in the Company’s consolidated cost of service for the six months ended June 30, 2001. The increase is due partly to the consolidation of markets that were previously accounted for as equity investments. In addition, the Company has launched service in Ireland and Bolivia since the second quarter of 2000. International cost of service is expected to increase with continued subscriber growth in operating markets.

     Domestic general and administrative costs for the six months ended June 30, 2001, increased $13.6 million compared to the six months ended June 30, 2000. The increase in the Company’s general and administrative costs is due to the increase in costs associated with supporting a larger subscriber base. For the six months ended June 30, 2001, the Company’s domestic general and administrative monthly cost per average subscriber decreased to $13.04 from $13.43 in the same period in 2000. The domestic general and administrative cost per average subscriber decrease is mainly a result of efficiencies gained from the growing subscriber base. Management anticipates cost efficiencies to continue on a per domestic subscriber basis in future periods.

     International general and administrative expense contributed $13.3 million to the change in the Company’s consolidated general and administrative expense for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase is primarily due to growth in operations related to Ireland and Bolivia, as well as pre-operating costs in Slovenia. Management anticipates that as the Company’s international operations continue to grow the general and administrative costs associated with supporting these operations will increase.

     Domestic sales and marketing costs for the six months ended June 30, 2001, increased $4.7 million compared to the six months ended June 30, 2000. Domestic sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $1,129 for the six months ended June 30, 2001, compared to $748 for the same period in 2000. This increase is primarily due to a growth in disconnected subscribers causing the increase in costs to be spread over fewer domestic net subscriber additions. The growth in disconnected subscribers is a result of an increase in the churn rate (representing customer attrition) applied to the larger subscriber base. Management believes churn is a trailing indicator. Some factors impacting churn are latent billing system issues from the conversion in the first quarter 2001 and network capacity issues. Management believes churn will gradually decline over the remainder of the year with the launch of CDMA technology in certain of its MSA’s and continued maturity of its billing system.

     International sales and marketing expense contributed $18.9 million to the change in the Company’s consolidated sales and marketing expense for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase is primarily derived from the growth in subscriber acquisition costs in Ireland and Bolivia. International sales and marketing expense is expected to continue to increase with continued growth in subscriber additions in existing markets and with the launch of Slovenia by the end of the year.

     Cost of equipment sales for the Company increased due partly to the increase in handsets sold for the six months ended June 30, 2001, compared to the same period in 2000. In addition, free and discounted handsets associated with the migration of existing customers from analog service to digital service contributed to the increase in the cost of equipment sales. The Company expects that the cost for its handsets will be higher for the remainder of 2001 as it begins to sell more digital, dual-mode and tri-mode handsets, which typically have a higher cost than analog handsets. Further, management plans on continuing to incent its existing subscriber base to migrate to the Company’s digital platforms by offering them free or discounted handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     The increase in depreciation and amortization expenses is mainly attributable to additional wireless communication system assets in both the Company’s domestic and international segments. As the Company continues to expand its wireless footprint, upgrade its systems, and expand its international segment, management anticipates depreciation and amortization expenses will increase in future periods.

     Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog equipment, and has accordingly adjusted its depreciation schedule. The remaining estimated impact of this change is approximately $20 million spread over the next three years.

     The increase in stock-based compensation results mainly from SARs issued by WWI.

     Net Income (Loss) before Extraordinary Item and Cumulative Change in Accounting Principle

     The change to a net loss before cumulative change in accounting principle during the six months ended June 30, 2001, from net income before extraordinary item during the six months ended June 30, 2000, is mainly due to increased operating losses from the Company’s international segment. International operating losses were partially offset by an increase in operating income from the Company’s domestic business.

     Other Expense

     Interest and financing expense increased to $82.9 million for the six months ended June 30, 2001, compared to $65.7 million for the same period in 2000, due to an increase in average long-term debt, partially offset by a decrease in the Company’s domestic weighted average interest rate. Long-term debt was incurred primarily to fund the Company’s acquisition of wireless properties and to fund international projects through WWI. For the six months ended June 30, 2001, the weighted average interest rate paid to third parties was 8.4% and 8.2% for the domestic and international operations, respectively. The domestic weighted average interest rate paid to third parties was 9.0% for the six months ended June 30, 2000.

     EBITDA

     EBITDA represents operating income before depreciation, amortization and stock based compensation for the Company’s operations. Management believes EBITDA provides meaningful additional information on the Company’s operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company’s continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principals, as an alternate to cash flows from operating activities (as determined in accordance with generally accepted accounting principals), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, the Company’s presentation may not be comparable to other similarly titled measures of other companies.

     Domestic EBITDA for the Company increased to $186.0 million for the six months ended June 30, 2001, from $145.9 million for the same period in 2000. Domestic EBITDA increased as a result of increased revenues due to the increased subscriber base and the related cost efficiencies gained on a per subscriber basis, as well as from increased roaming revenues.

     International EBITDA for the Company’s consolidated subsidiaries, which mainly represents pre-operating costs in Slovenia and operations in existing markets, went from a negative $2.7 million for the six months ended June 30, 2000, to a negative $33.7 million for the six months ended June 30, 2001, due to the consolidation of subsidiaries which were unconsolidated in 2000 and the launch of operations in Bolivia and Ireland in the fourth and second quarters, respectively. Results for the six months ended June 30, 2000, included Ireland and Bolivia start-up costs, as well as Ghana and Haiti on-going operations and WWI headquarter functions. Management expects international EBITDA to continue to decrease in 2001 as a result of continued growth in existing markets.

     Liquidity and Capital Resources

     The Company has a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of June 30, 2001, $1.6 billion was outstanding under the Credit Facility. Based on certain covenants, the Company, at June 30, 2001, had approximately $500 million available to borrow under the Credit Facility. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring a term loan financing of 250 million euro for purposes of funding anticipated working capital and capital financing cash needs. An additional 80 million euro is available under certain conditions to fund the termination of operations (see footnote 10 in the Company's condensed consolidated financial statements).

     In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary of WWI, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) to provide funding for the development and operation of MMC’s network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception is approximately 37 million euro increasing quarterly up to 75 million euro in January 2002, based on certain covenants. Currently, MMC has drawn approximately $17 million and based on certain covenants there is no available borrowing capacity.

     Effective October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility agreement to provide funding for the build out and implementation of NuevaTel’s network in Bolivia. The aggregate amount available under the Bridge Loan is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider. At June 30, 2001, NuevaTel had drawn approximately $21 million against this bridge loan facility.

     For the remainder of 2001, the Company expects to spend approximately $160 million for the continued expansion of its domestic cellular infrastructure.

     Funding for WWI consolidated joint ventures, including Austria, is expected to be approximately $175 million for the remainder of 2001. Of this amount, approximately $110 million relates to capital, $55 million relates to working capital and $10 million relates to the purchase of an additional interest in MMC. Funding for consolidated WWI joint ventures will come from debt at the operating joint venture level, including the tele.ring term loan, and equity from the Company and owners of minority interests in WWI consolidated entities.

     The Company will utilize domestic operating cash flow, the Credit Facility, and other sources of funding, as discussed above, for purposes of funding its domestic and international activities. In addition, wherever viable, the Company intends to seek financing at the international joint venture level.

     Net cash provided by operating activities was $51.1 million for the six months ended June 30, 2001. Adjustments to the $36.9 million net loss to reconcile to net cash used in operating activities included: (i) $96.7 million of depreciation and amortization; (ii) $9.5 million minority interest in losses of consolidated subsidiaries; (iii) $7.4 million loss on hedges; (iv) $8.0 million gain on sale of marketable securities; (v) $5.6 million cumulative change in accounting principle; and (vi) $12.2 million for stock based compensation. Net cash provided by operating activities was $83.3 million for the six months ended June 30, 2000.

     Net cash used in investing activities was $193.4 million for the six months ended June 30, 2001. Investing activities for such period consisted primarily of: (i) $155.3 million in purchase of property and equipment of which $66.8 million was related to WWI; (ii) $25.1 million in additions to license costs and other intangibles; (iii) $26.6 million in proceeds from the sale of marketable securities; (iv) $24.5 million payment to VoiceStream Wireless; and (v) $14.1 million purchase of minority interest in WWI. Net cash used in investing activities was $243.7 million for the six months ended June 30, 2000.

     Net cash provided by financing activities was $189.9 million for the six months ended June 30, 2001. Financing activities for such period consisted primarily of: (i) a net addition to long-term debt of $168.5 million for the continued expansion of the Company’s cellular infrastructure and to fund international joint ventures through WWI; and (ii) $20.0 million in minority interest contributions. Net cash provided by financing activities was $131.7 million for the six months ended June 30, 2000.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s earnings are affected by changes in short-term interest rates mainly as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company’s financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collars to hedge variable rate interest risk on the Credit Facility. The following table provides information as of June 30, 2001, about the Company’s long-term debt and derivative financial instruments that are sensitive to changes in interest rates (in millions):

Expected maturity date

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Liabilities:

Maturities of long-term debt:

Variable Rate		$26.6	$113.3	$165.5	$263.1	$1,089.0	$1,657.5	$1,657.5

Fixed Rate						400.0	400.0	420.0

Interest Rate

Derivatives:

Financial instruments related to debt

Interest rate caps:

Notional amounts outstanding at the beginning of the year	$7.5	$25.0					$32.5	$0.0

The interest rate caps effectively lock $32.5 million of the Company’s Credit Facility and Icelandic Credit Facility borrowings between 6.7% and 7.5%

Interest rate collars:

Notional amounts outstanding at the beginning of the year			$245.0	$55.0			$300.0	$(7.6)

The interest rate collars effectively lock $300.0 million of the Company’s Credit Facility borrowings between 6.5% and 7.5%

Interest rate swaps:

Notional amounts outstanding at the beginning of the year			$70.0	$200.0	$25.0		$295.0	$(7.1)

The interest rate swaps effectively lock $295.0 million of the Company’s Credit Facility borrowings between 5.0% and 6.8%

PART II — OTHER INFORMATION

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 15, 2001. The following matters were voted upon at the meeting and received the number of votes indicated:

1.	To elect nine directors to serve until the Annual Meeting of Shareholders for 2002 and until their respective successors are elected and qualified.

	For	Withheld

John W. Stanton	133,370,851	602,380

John L. Bunce	133,664,236	308,995

Mitchell R. Cohen	133,646,113	327,118

Daniel J. Evans	133,658,942	314,289

Theresa E. Gillespie	133,481,281	491,950

Jonathan M. Nelson	133,661,961	311,270

Terence M. O’Toole	133,469,831	503,400

Mikal J. Thomsen	133,415,178	558,053

Peter H. van Oppen	133,370,777	602,454

2.	To ratify the selection of Arthur Andersen LLP as the Company’s independent auditors for 2001.

For:	133,732,609

Against:	211,130

Abstain:	29,492

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	None.

(b)	Reports on Form 8-K

A Form 8-K was filed on May 11, 2001, reporting the Company’s financial and operating results for the first quarter ended March 31, 2001.

A Form 8-K was filed on May 11, 2001, reporting that Western Wireless International Corporation has entered into an agreement to purchase the stock of an Austrian subsidiary of Vodafone Group plc.

A Form 8-K was filed on June 8, 2001, reporting that the Company has entered into an agreement to extend its roaming agreement with AT&T Wireless Services, Inc. through June 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By: /s/ THERESA E. GILLESPIE	By: /s/ SCOTT SOLEY

Theresa E. Gillespie	Scott Soley
Executive Vice President	Vice President and Controller (Chief Accounting Officer)

Dated: August 14, 2001