Form 10-Q
period 2001-09-30
WESTERN WIRELESS CORP
filed 2001-11-14
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to___________

Commission File Number	000-28160

WESTERN WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1638901

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E., Ste 600 Bellevue, Washington	98006

(Address of principal executive offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 5, 2001

Class A Common Stock, no par value	71,803,464
Class B Common Stock, no par value	6,983,458

Western Wireless Corporation
Form 10-Q
For the Quarter Ended September 30, 2001

Western Wireless Corporation
Form 10-Q
For the Quarter Ended September 30, 2001

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$76,017	$23,278
Accounts receivable, net of allowance for doubtful accounts of $26,239 and $15,801, respectively	153,180	112,110
Inventory	21,772	17,249
Marketable securities	20,317	40,802
Prepaid expenses and other current assets	43,593	15,284

Total current assets	314,879	208,723

Property and equipment, net of accumulated depreciation of $490,223 and $367,855, respectively	731,182	581,745
Licensing costs and other intangible assets, net of accumulated amortization of $144,364 and $115,695, respectively	1,199,967	1,166,922
Investments in and advances to unconsolidated affiliates	30,620	34,883
Other assets	10,396	4,196

	$2,287,044	$1,996,469

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$65,742	$19,554
Accrued liabilities and other	232,970	111,853
Construction accounts payable	68,314	30,710
WWI bridge loan	18,192
Payable to VoiceStream Wireless		24,500

Total current liabilities	385,218	186,617

Long-term debt	2,120,373	1,926,393

Minority interest in consolidated subsidiaries	30,274	22,152

Commitments and contingencies (Note 8)

Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 71,747,922 and 71,054,977 shares issues and outstanding, respectively; Class B, 7,014,750 and 7,060,059 shares issues and outstanding, respectively	668,387	665,084
Deferred compensation	(1,303)	(5,703)
Accumulated other comprehensive loss	(24,037)	(9,875)
Deficit	(891,868)	(788,199)

Total net capital deficiency	(248,821)	(138,693)

	$2,287,044	$1,996,469

See accompanying notes to condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Subscriber revenues	$200,135	$146,565	$531,775	$405,286
Roamer revenues	63,435	62,825	194,471	161,977
Fixed-line revenues	14,104	577	14,485	1,130
Equipment sales and other revenues	20,163	10,680	46,142	29,443

Total revenues	297,837	220,647	786,873	597,836

Operating expenses:
Cost of service	93,221	49,745	207,750	128,894
Cost of equipment sales	32,925	11,631	70,056	31,858
General and administrative	64,573	40,509	168,086	117,138
Sales and marketing	57,319	32,780	138,890	90,786
Depreciation and amortization	57,420	30,956	152,724	90,875
Stock based compensation	4,089	8,125	16,336	16,625

Total operating expenses	309,547	173,746	753,842	476,176

Operating income (loss)	(11,710)	46,901	33,031	121,660

Other income (expense):
Interest and financing expense, net	(42,688)	(42,989)	(125,606)	(108,654)
Equity in net income (loss) of unconsolidated affiliates	1,055	(482)	(1,357)	(968)
Other, net	(18,746)	258	(19,036)	(641)

Total other expense	(60,379)	(43,213)	(145,999)	(110,263)

Minority interest in consolidated subsidiaries	5,331	838	14,879	1,183

Net income (loss) before extraordinary item and cumulative change in accounting principle	(66,758)	4,526	(98,089)	12,580

Extraordinary loss on early extinguishment of debt				(12,377)

Cumulative change in accounting principle			(5,580)

Net income (loss)	$(66,758)	$4,526	$(103,669)	$203

Basic income (loss) per share:
Before extraordinary item and cumulative change in accounting principle	$(0.85)	$0.06	$(1.25)	$0.16
Extraordinary loss on early extinguishment of debt				(0.16)
Cumulative change in accounting principle			(0.07)

Basic income (loss) per share	$(0.85)	$0.06	$(1.32)	$0.00

Diluted income (loss) per share:
Before extraordinary item and cumulative change in accounting principle	$(0.85)	$0.06	$(1.25)	$0.16
Extraordinary loss on early extinguishment of debt				(0.16)
Cumulative change in accounting principle			(0.07)

Diluted income (loss) per share	$(0.85)	$0.06	$(1.32)	$0.00

Weighted average shares outstanding:
Basic	78,714,000	77,956,000	78,564,000	77,845,000

Diluted	78,714,000	80,360,000	78,564,000	80,320,000

Comprehensive income (loss):
Net income (loss)	$(66,758)	$4,526	$(103,669)	$203
Unrealized gain (loss) on marketable securities:
Reclassification adjustment			(1,984)
Unrealized holding gain (loss)	29	6,900	(3,766)	6,900

Net unrealized gain (loss)	29	6,900	(5,750)	6,900

Foreign currency translation	5,794	(2,085)	609	(8,381)
Unrealized loss on hedges	(7,929)		(9,021)

Total comprehensive income (loss)	$(68,864)	$9,341	$(117,831)	$(1,278)

See accompanying notes to condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,

	2001	2000

Operating activities:
Net income (loss)	$(103,669)	$203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt		12,377
Cumulative change in accounting principle	5,580
Depreciation and amortization	154,809	93,323
Stock based compensation	16,336	16,588
Equity in net loss of unconsolidated affiliates	1,357	968
Minority interest in consolidated subsidiaries	(14,879)	(1,183)
Adjustment of interest rate hedges to fair market value	22,616
Gain on sale of marketable securities	(8,006)
Other, net	6,677	114
Changes in operating assets and liabilities, net of effects from consolidating acquired interests	31,316	(16,507)

Net cash provided by operating activities	112,137	105,883

Investing activities:
Purchase of property and equipment	(248,292)	(198,243)
Additions to licensing costs and other intangible assets	(33,540)	(34,264)
Acquisition of wireless properties, net of cash acquired		(151,587)
Proceeds from sale of marketable securities	26,636
Purchase of marketable securities	(3,896)
Receipts from and (investments in) unconsolidated subsidiaries	2,123	(6,880)
Proceeds from/(payments to) VoiceStream Wireless	(24,500)	3,438
Purchase of WWI minority interest	(14,140)

Net cash used in investing activities	(295,609)	(387,536)

Financing activities:
Proceeds from issuance of common stock, net	4,002	1,859
Additions to long-term debt	650,097	1,400,000
Repayment of long-term debt	(440,022)	(1,150,000)
Minority interest contributions	22,134	10,457

Net cash provided by financing activities	236,211	262,316

Change in cash and cash equivalents	52,739	(19,337)

Cash and cash equivalents, beginning of period	23,278	42,735

Cash and cash equivalents, end of period	$76,017	$23,398

See accompanying notes to condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization:

     Western Wireless Corporation (“the Company”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One (“Cellular One”) brand name.

     At September 30, 2001, the Company owned 98% of Western Wireless International Corporation (“WWI”) who, through consolidated subsidiaries and operating joint ventures, is a provider of wireless communications services in nine countries.

     The condensed consolidated balance sheets as of December 31, 2000, have been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated September 30, 2001 and 2000, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the Company’s annual audited financial statements and footnotes thereto for the year ended December 31, 2000, contained in the Company’s Form 10-K dated March 30, 2001.

2.	Summary of Significant Accounting Policies:

     Supplemental cash flow disclosure:

     Cash paid for interest was $116.5 million and $104.3 million for the nine months ended September 30, 2001 and 2000, respectively.

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

     Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding the Company’s marketable securities is summarized as follows:

     (Dollars in thousands)

	September 30,	December 31,
	2001	2000

Available-for-sale equity securities:
Aggregate fair value	$20,317	$40,802
Historical cost	18,959	33,694

Unrealized holding gain	$1,358	$7,108

     The Company’s net unrealized holding gains and losses are included as an increase to accumulated other comprehensive loss. Realized gains and losses are determined on the basis of specific identification.

4.	Prepaid Expenses and Other Current Assets:

     (Dollars in thousands)

	September 30,	December 31,
	2001	2000

VAT receivable	$11,894	$1,020
Cellular One Group promotional fund	7,489
Rent	4,470
Receivables from unconsolidated international affiliates	3,196	4,167
Taxes and fees	3,148	1,218
Insurance	1,385	878
Deposits		3,878
Other	12,011	4,123

	$43,593	$15,284

5.	Property and Equipment:

     (Dollars in thousands)

	September 30,	December 31,
	2001	2000

Land, buildings and improvements	$31,760	$23,847
Wireless communications systems	902,263	671,605
Furniture and equipment	119,043	121,037

	1,053,066	816,489
Less accumulated depreciation	(490,223)	(367,855)

	562,843	448,634
Construction in progress	168,339	133,111

	$731,182	$581,745

     Depreciation expense was $48.5 million and $25.0 million for the three months ended September 30, 2001 and 2000, respectively; and $126.6 million and $74.2 million for the nine months ended September 30, 2001 and 2000, respectively.

     Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog equipment, and has accordingly adjusted its depreciation schedule. The remaining estimated impact of this change is approximately $10 million spread into 2003.

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Accrued Liabilities:

     (Dollars in thousands)

	September 30,	December 31,
	2001	2000

Payroll and benefits	$26,477	$17,623
Interest expense	25,270	17,025
Property taxes	7,103	6,716
Other taxes	19,646	18,018
Interconnect charges	9,479	7,547
Advertising and marketing	6,382	976
Software and maintenance costs	10,837	3,738
Licensing costs	3,461	5,142
Unearned revenue	13,157	5,313
Fair market value adjustments of interest rate hedges	38,237
Stock appreciation rights	27,367	14,999
Other	45,554	14,756

	$232,970	$111,853

7.	Debt:

     Long-Term Debt:

     (Dollars in thousands)

	September 30,	December 31,
	2001	2000

Credit Facility:
Revolvers	$520,000	$390,000
Term Loans	1,100,000	1,100,000
10-1/2% Senior Subordinated Notes Due 2006	200,000	200,000
10-1/2% Senior Subordinated Notes Due 2007	200,000	200,000
tele.ring Revolver	45,479
Icelandic Credit Facility	21,586	23,766
Bolivian Bridge Loan	21,112
Other	12,196	12,627

	$2,120,373	$1,926,393

     The aggregate amounts of principal maturities as of September 30, 2001, are as follows:

     (Dollars in thousands)

Three months ending December 31, 2001
Year ending December 31,
2002	$26,902
2003	113,545
2004	212,240
2005	268,764
Thereafter	1,498,922

$2,120,373

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Debt: (continued)

     tele.ring Revolver:

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring a revolving loan (the “tele.ring Revolver”) for purposes of funding anticipated working capital and capital financing cash needs. The aggregate amount available under the tele.ring Revolver at inception was approximately 75 million euro increasing quarterly up to 250 million euro on April 1, 2002. Under the terms of the tele.ring Revolver, all outstanding principal shall be repaid in equal installments on each of July 1, 2004, 2005 and 2006. Interest is payable at EURIBOR plus an applicable margin of 3.5%. At September 30, 2001, tele.ring had drawn approximately $45.5 million against the tele.ring Revolver. tele.ring currently has 100 million euro available borrowing capacity under the tele.ring Revolver.

     WWI Bridge Loan:

     In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary in which WWI holds approximately 81% interest, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with Toronto Dominion Bank to provide funding for the development and operation of MMC’s network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception was approximately 37 million euro increasing quarterly up to 75 million euro in January 2002. Under the terms of the Irish Bridge Loan, all outstanding principal shall be repaid by March 31, 2002, unless a term out option is exercised, under which the maturity date is then extended to June 30, 2002. Interest is payable at EURIBOR plus an applicable margin, which at inception is 3.75%, increasing to 4.75% in October 2001 and 6.0% in April 2002. The Irish Bridge Loan contains certain covenants, including quarterly tests of minimum subscribers, minimum service revenue, maximum cash flow loss and the transfer of assets from MMC to WWI. At September 30, 2001 there was approximately $18.2 million outstanding under the Irish Bridge Loan, and based on certain covenants, there were no available borrowings.

8.	Commitments and contingencies:

     Purchase Commitments:

     In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company and its subsidiaries have committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of September 30, 2001, is as follows:

     (Dollars in thousands)

Aggregate commitments	$411,000
Ordered	$276,000
Awaiting delivery	$130,000
Expiration dates	July 2002 to March 2004

     Ivory Coast:

     An equity method investment of WWI, Cora de Comstar (40%) (“Cora”), has operated under a provisional operating license since the company was formed in 1995. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. Cora has satisfied these conditions but the government has not issued the long-term license, despite making multiple commitments to do so. On July 6, 2001, the government announced its intention to require Cora and two other wireless companies in the Ivory Coast to each pay a license fee of 40 billion CFA, or approximately $53 million, in order to obtain their long-term licenses. The Company believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. The date by which all operators were to have paid the Ivorian government the first one third of the license fee has passed. None of the carriers have paid the fee and all carriers continue to negotiate a resolution to this matter with the government. The Company’s net investment in Cora at September 30, 2001 is approximately $11 million.

     Ghana:

     Under the terms of the Ghana license, a subsidiary of the Company, Western Telesystems Ghana Limited (“Westel”) is required to meet certain coverage and build-out requirements by January 2002. Due to the inability of the regulator to enforce interconnection with the incumbent telephone company, all development has been stifled. Westel expects it will be unable to meet the required build out. Westel is currently in discussions with the regulator to come to compromise on this matter. The Company’s net investment in Westel at September 30, 2001 is approximately $7 million.

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Commitments and contingencies: (continued)

     Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of September 30, 2001, are summarized below;

     (Dollars in thousands)

Three months ending December 31, 2001	$10,756
Year ending December 31,
2002	35,409
2003	21,847
2004	17,219
2005	11,233
Thereafter	82,295

$178,759

9.	Income (Loss) per Common Share:

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

     Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with net losses, any stock options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Weighed average shares issuable upon the exercise of stock options which were not included in the calculation were 2,426,400 and 1,929,800 for the three and nine months ended September 30, 2001, respectively, because they were antidilutive.

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Income (Loss) per Common Share: (continued)

     The components of basic and diluted income (loss) per share are as follows:

     (Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net income (loss) before extraordinary item and cumulative change in accounting principle	$(66,758)	$4,526	$(98,089)	$12,580
Extraordinary loss on early extinguishment of debt				(12,377)
Cumulative change in accounting principle			(5,580)

Net income (loss)	$(66,758)	$4,526	$(103,669)	$203

Denominator:
Weighted-average shares:
Basic	78,714,000	77,956,000	78,564,000	77,845,000
Effect of dilutive securities:
Dilutive options		2,404,000		2,475,000

Weighted-average shares:
Diluted	78,714,000	80,360,000	78,564,000	80,320,000

Basic income (loss) per share:
Net income (loss) before extraordinary item and cumulative change in accounting principle	$(0.85)	$0.06	$(1.25)	$0.16
Extraordinary loss on early extinguishment of debt				(0.16)
Cumulative change in accounting principle			(0.07)

Basic income (loss) per share	$(0.85)	$0.06	$(1.32)	$0.00

Diluted income (loss) per share:
Net income (loss) before extraordinary item and cumulative change in accounting principle	$(0.85)	$0.06	$(1.25)	$0.16
Extraordinary loss on early extinguishment of debt				(0.16)
Cumulative change in accounting principle			(0.07)

Diluted income (loss) per share	$(0.85)	$0.06	$(1.32)	$0.00

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Acquisitions:

     Cellular One Group:

     In July 2001, the Company announced it completed the acquisition of Southwestern Bell Mobile Systems’ ownership interest in Cellular One Group, which owns, licenses and promotes nationwide the Cellular One brand and related trademarks, services marks and designs. The purchase price was $9 million. Southwestern Bell is a subsidiary of Cingular Wireless, LLC. As a result of this transaction, subsidiaries of the Company own 100% of the Cellular One Group. This acquisition was accounted for using the purchase method of accounting.

     tele.ring:

     On June 29, 2001, the Company completed the acquisition of tele.ring, a provider of GSM mobile, Internet, and fixed-line services in Austria, from a subsidiary of Vodafone Group Plc (“Vodafone”) as described below.

     The acquisition was accomplished pursuant to the terms of an agreement dated May 4, 2001, among Mannesmann Eurokom GmbH (“MEU”), an indirect wholly-owned subsidiary of Vodafone, EKOM Telecommunications Holding AG, a wholly-owned subsidiary of MEU, and EHG Einkaufs und Handels GmbH (“EHG”), an indirect wholly-owned subsidiary of Western Wireless International Corporation (“WWI”), a subsidiary of WWC. In accordance with the agreement, EHG acquired for ten euros 100% of the stock of tele.ring Telekom Service GmbH (“tele.ring GmbH”) and 100% of the partnership interests in tele.ring Telekom Service GmbH & Co KEG (“tele.ring KEG”; tele.ring GmbH and tele.ring KEG are herein collectively referred to as “tele.ring”). EHG was also granted the option to acquire for one euro 100% of the stock of Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license. After repayment of existing tele.ring debt (which was all intra-company debt due to Vodafone), tele.ring’s balance sheet had a net working capital position of approximately zero as of the closing of the acquisition.

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

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Acquisitions: (continued)

     The following unaudited pro forma condensed combined financial information combines the historical statements of operations of Western Wireless Corporation (“Western Wireless”) and gives effect to the acquisition of tele.ring using the purchase method of accounting for a business combination.

     The unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 2001 and 2000 assume the acquisition was effected on January 1, 2000. The accounting policies of Western Wireless and tele.ring differ as a result of differences between US GAAP and Austrian GAAP; tele.ring’s historical financial data have been adjusted to conform to US GAAP. Further, certain reclassifications have been made to tele.ring’s historical presentation to conform to Western Wireless’ presentation. These reclassifications do not materially impact tele.ring’s results of operations or financial position for the periods presented.

     (Dollars in thousands, except per share data)

	Nine months ended September 30,		Nine months ended September 30,
	2001		2000

		Western		Western
		Wireless		Wireless
		Corporation		Corporation
		and tele.ring		and tele.ring
	As reported	Pro forma	As reported	Pro forma

Total revenues	$786,873	$865,737	$597,836	$634,411

Net income (loss) before extraordinary item and cumulative change in accounting principle	$(98,089)	$(280,853)	$12,580	$(78,288)

Net income (loss)	$(103,669)	$(286,433)	$203	$(90,665)

Basic income (loss) per share	$(1.32)	$(3.65)	$0.00	$(1.16)

Diluted income (loss) per share	$(1.32)	$(3.65)	$0.00	$(1.16)

11.	Related Party Transactions:

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

     Operations of the Company consist of both domestic and international operations. The Company mainly provides cellular services in rural markets in the western United States. The Company’s international operations consist mainly of consolidated subsidiaries and operating joint ventures throughout the world. Certain centralized back office costs and assets benefit all of the Company’s operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

     The domestic cellular operations comprise the majority of the Company’s total revenues, expenses and total assets as presented in the table below:

(Dollars in thousands)

	Domestic	International
	Operations	Operations	Consolidated

Three months ended September 30, 2001
Total revenues	$231,896	$65,941	$297,837
Operating income (loss)	33,534	(45,244)	(11,710)
Interest expense and financing expense, net	(34,398)	(8,290)	(42,688)
Equity in net income (loss) of unconsolidated affiliates	(197)	1,252	1,055
Net loss	(16,163)	(50,595)	(66,758)
Total capital expenditures	62,003	31,005	93,008
Nine months ended September 30, 2001
Total revenues	$691,234	$95,639	$786,873
Operating income (loss)	132,538	(99,507)	33,031
Interest expense and financing expense, net	(107,302)	(18,304)	(125,606)
Equity in net income (loss) of unconsolidated affiliates	570	(1,927)	(1,357)
Cumulative change in accounting principle	(6,600)	1,020	(5,580)
Net income (loss)	4,720	(108,389)	(103,669)
Total capital expenditures	150,441	97,851	248,292
Total assets	1,810,271	476,773	2,287,044

     (Dollars in thousands)

	Domestic	International
	Operations	Operations	Consolidated

Three months ended September 30, 2000
Total revenues	$216,539	$4,108	$220,647
Operating income (loss)	55,925	(9,024)	46,901
Interest expense and financing expense, net	(37,429)	(5,560)	(42,989)
Net income (loss)	19,143	(14,617)	4,526
Total capital expenditures	56,844	13,750	70,594
Nine months ended September 30, 2000
Total revenues	$588,540	$9,296	$597,836
Operating income (loss)	138,728	(17,068)	121,660
Interest expense and financing expense, net	(100,995)	(7,659)	(108,654)
Extraordinary loss	(12,377)		(12,377)
Net income (loss)	25,597	(25,394)	203
Total capital expenditures	175,533	22,710	198,243
Total assets	1,521,935	162,701	1,684,636

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward- looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the “Company”) operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; and other factors referenced in the Company’s filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto and other financial information included herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Overview

     Western Wireless Corporation (the “Company”) provides cellular communications services in 19 western states under the Cellular One brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural of areas due to the Company’s belief that there are certain strategic advantages to operating in these areas. The Company owns FCC licenses to provide such services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). During the third quarter of 2001, The Company acquired 10 MHZ personal communication services (“PCS”) licenses for the Clovis, New Mexico, Amarillo, Texas and Liberal, Kansas Basic Trading Areas.

     During 2001, the Company began migrating certain portions of its domestic wireless network from analog to a CDMA digital platform, focusing first on MSAs. The Company will continue to offer analog and TDMA digital services, but believes that most wireless carriers in the United States will ultimately utilize GSM and CDMA based digital technology in the future. At September 30, 2001, the Company had launched digital service in 14 of its 18 MSAs and 30 of its 88 RSAs. The Company has focused on migrating its high minute of use subscribers to the new CDMA digital platform by offering them free or discounted handsets.

     At September 30, 2001, the Company owned approximately 98% of Western Wireless International Corporation (“WWI”), the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through consolidated subsidiaries and operating joint ventures, is a provider of wireless communications services in nine countries.

     WWI owns wireless licenses in ten foreign countries with a controlling interest in seven of these countries. An operational status by country follows:

Consolidated Investments (1)		Equity Investments (1)

Country	Status	Country	Status

Austria (2)	Operating	Ivory Coast	Operating
Ireland (3)	Operating	Croatia	Operating
Bolivia (4)	Operating	Georgia	Operating
Iceland (4)	Operating
Ghana (4)	Operating
Haiti (4)	Operating
Slovenia (5)	Under Construction

(1)	U.S. headquarters functions and majority owned European consolidated joint ventures are recorded as of the date of the financial statements. Consolidated joint ventures in Africa, South America and the Caribbean along with all non-controlling equity joint ventures are recorded on a one-quarter lag.

(2)	On June 29, 2001 WWI acquired 100% of the shares of tele.ring Telekom Service GmbH (tele.ring), a provider of GSM mobile, Internet, and fixed-line services in Austria, from a subsidiary of Vodafone Group Plc.

(3)	Ireland launched services in February 2001.

(4)	WWI began consolidating Bolivia, Iceland, Ghana and Haiti during 2000 as a result of acquiring additional ownership interest. The Company eliminated the one-quarter lag and brought the results of Iceland current in the third quarter of 2001 to be consistent with its other European consolidated joint ventures.

(5)	The Slovenian license was awarded in November 2000 and granted in January 2001.

Results of Domestic Operations for the Three and Nine Months Ended September 30, 2001 and 2000

     The Company had 1,157,500 domestic subscribers at September 30, 2001. This represents an increase of 41,000 or 3.7% from June 30, 2001. The Company had 976,500 domestic subscribers at September 30, 2000, representing an increase of 46,000 or 4.9% from June 30, 2000.

     The following table sets forth certain financial data as it relates to the Company’s domestic operations:

     (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Subscriber revenues	$157,093	$144,374	$467,182	$400,837
Roamer revenues	60,228	62,825	189,941	161,977
Equipment sales and other revenues	14,575	9,340	34,111	25,726

Total revenues	$231,896	$216,539	$691,234	$588,540

Operating expenses:
Cost of service	$48,648	$48,075	$145,832	$125,522
Cost of equipment sales	23,400	11,353	52,544	31,321
General and administrative	42,049	36,092	126,779	107,217
Sales and marketing	32,319	32,248	94,627	89,834
Depreciation and amortization	50,621	29,918	135,213	88,676
Stock based compensation	1,325	2,928	3,701	7,242

Total operating expenses	$198,362	$160,614	$558,696	$449,812

EBITDA	$85,480	$88,771	$271,452	$234,646

     Domestic Revenues

     The increase in subscriber revenues for the three and nine month periods ended September 30, 2001 compared to the same periods one year ago is primarily due to the growth in the number of the Company’s average domestic subscribers partially offset by a decrease in the average revenue per unit (“ARPU”). ARPU was $46.05 for the three months ended September 30, 2001, a $4.42 decline from $50.47 for the three months ended September 30, 2000. ARPU was $47.04 for the nine months ended September 30, 2001, a $2.14 decline from $49.18 for the nine months ended September 30, 2000. Management believes that the Company’s launch of CDMA digital technology in its markets will slow the decline in ARPU in future periods.

     The slight decrease in roamer revenue for the three months ended September 30, 2001, compared to the same period a year ago is due mainly to a decrease in the roamer rate with AT&T Wireless Services, Inc. (“AT&T Wireless”) offset by an increase in roaming traffic on the Company’s network. On June 1, 2001, the Company signed a one year extension of its roaming agreement through June 15, 2002 with AT&T Wireless, its largest roaming partner, at a lower per minute rate than the prior agreement. The increase in domestic roamer revenue for the nine months ended September 30, 2001 is due mainly to an increase in roaming traffic on the Company’s network. Management expects roaming revenues and roaming minutes of use to be approximately the same in the fourth quarter of 2001 compared to the third quarter of 2001.

     Equipment sales and other revenues for the three and nine months ended September 30, 2001, which consist primarily of wireless handset and accessory sales to customers, increased compared to the three and nine months ended September 30, 2000 due mainly to an increase in gross domestic subscriber additions. As the Company converts more of its cell site capacity from analog to digital, the Company will sell more digital, dual-mode and tri-mode handsets. The Company expects that it will sell these handsets at a higher price than analog handsets.

     Domestic Operating Expenses

     The increase in cost of service for the three and nine month periods ended September 30, 2001 compared to the same periods one year ago is mainly attributable to the increased costs of maintaining the Company’s expanding domestic wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of service per minute of use (“MOU”) decreased to $0.04 and $0.05 per MOU for the three and nine months ended September 30, 2001, respectively, compared to $0.06 for the same periods in 2000. The decrease in cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. The Company expects cost of service dollars to continue to increase in future periods as a result of the growing subscriber base and the increase in other carriers’ customers roaming on its network. Cost of service per MOU is expected to continue to gradually decline as greater economies of scale continue to be realized.

     General and administrative costs increased for both the three and nine month periods ended September 30, 2001 compared to the same periods one year ago due mainly to an increase in costs associated with supporting a larger subscriber base. The Company’s general and administrative monthly cost per domestic average subscriber decreased to $12.33 from $12.62 for the three month period ended September 30, 2001 and September 30, 2000, respectively. The Company’s general and administrative monthly cost per average subscriber for the nine months ended September 30, 2001, decreased to $12.77 from $13.15 compared to the same period in 2000. The per-subscriber decreases are mainly a result of efficiencies gained from the growing subscriber base. Management anticipates cost efficiencies to continue on a per domestic subscriber basis in future periods.

     The increase in sales and marketing costs for the three and nine month periods ended September 30, 2001 compared to the same periods one year ago is primarily due to the increase in domestic gross subscriber additions. Sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $1,110 for the three months ended September 30, 2001, compared to $779 for the same period in 2000. Sales and marketing cost per net subscriber added, including the loss on equipment sales, for the nine months ended September 30, 2001 increased to $1,122 compared to $759 for the same period in 2000. This increase is primarily due to a growth in disconnected subscribers causing the increase in costs to be spread over fewer domestic net subscriber additions. The growth in disconnected subscribers is a result of an increase in the churn rate (representing customer attrition) applied to the larger subscriber base. Management believes churn is a trailing indicator. Some factors impacting churn are latent billing system issues from the conversion in the first quarter of 2001 and network capacity issues currently being alleviated by the Company’s CDMA deployment. Management believes churn will gradually decline over the remainder of the year with the further deployment of CDMA technology in its markets and continued maturity of its billing system.

     Cost of equipment sales increased for both the three and nine months ended September 30, 2001 compared to the same periods in 2000 due partly to an increase in handsets sold. Free and discounted handsets associated with the migration of existing customers from analog service to digital service also contributed to the increase in the cost of equipment sales. The Company expects that the cost for its handsets will be higher than in the past as it continues to sell a product mix that includes more digital, dual-mode and tri-mode handsets, which typically have a higher cost than analog handsets. Further, management plans on continuing to incent its existing high minute of use subscribers to migrate to the Company’s digital platforms by offering them free or discounted handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     The increase in depreciation and amortization expense for both the three and nine months ended September 30, 2001 compared to the same periods in 2000 is mainly attributable to the growth of domestic wireless communication system assets. As the Company continues to add wireless infrastructure to service its growing domestic subscriber base, management anticipates depreciation and amortization expenses will increase in future periods.

     Over time, the Company expects that it will require fewer analog radios as its domestic subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog equipment, and has accordingly adjusted its depreciation schedule. The remaining estimated impact of this change is approximately $10 million to domestic depreciation expense spread into 2003.

     Domestic EBITDA

     EBITDA represents operating income before depreciation, amortization and stock based compensation for the Company’s operations. Management believes EBITDA provides meaningful additional information on the Company’s operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company’s continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles, as an alternate to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, the Company’s presentation may not be comparable to other similarly titled measures of other companies.

     Domestic EBITDA for the Company decreased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to a decrease in roaming revenues and an increase in the loss on equipment sales, partially offset by cost efficiencies on a per subscriber and MOU basis. Domestic EBITDA for the nine months ended September 30, 2001 increased compared to the same period one year ago due mainly to increased subscriber and roaming revenues and cost efficiencies related to the increased subscriber base partially offset by an increase in loss on equipment sales.

Results of International Operations for the Three and Nine Months Ended September 30, 2001 and 2000

     The Company’s international consolidated operations offer postpaid and prepaid mobile services in Ireland, Iceland, Austria, Bolivia and Haiti and fixed line service in Austria and Ghana. The Company had 445,300 international customers at September 30, 2001. This represents an increase of 280,000 and 359,800 compared to June 30, 2001 and December 31, 2000, respectively. The increase in customers is due mainly to 187,200 customers acquired in the acquisition of tele.ring at the end of June 2001. In addition, the Company’s consolidated international operations had net additions during the three and nine month period ending September 30, 2001 of 92,800 and 172,600, respectively. As of September 30, 2001, approximately 60% of the Company’s consolidated international customers are prepaid customers.

     (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Subscriber revenues	$43,042	$2,191	$64,593	$4,449
Roamer revenues	3,207		4,530
Fixed-line revenues	14,104	577	14,485	1,130
Equipment sales and other revenues	5,588	1,340	12,031	3,717

Total revenues	$65,941	$4,108	$95,639	$9,296

Operating expenses:
Cost of service	$44,573	$1,670	$61,918	$3,372
Cost of equipment sales	9,525	278	17,512	537
General and administrative	22,524	4,417	41,307	9,921
Sales and marketing	25,000	532	44,263	952
Depreciation and amortization	6,799	1,038	17,511	2,199
Stock based compensation	2,764	5,197	12,635	9,383

Total operating expenses	$111,185	$13,132	$195,146	$26,364

Other data:
EBITDA International	$(35,681)	$(2,789)	$(69,361)	$(5,486)

     International Revenues

     The increases in subscriber revenues for both the three and nine month periods ended September 30, 2001 compared to the same periods in 2000 are primarily due to the inclusion of subscriber of revenue generated by tele.ring which was acquired by the Company at the end of June 2001. In addition, effective in the third quarter of 2000, the Company consolidated subscriber revenue generated by the Company’s Icelandic operations that were previously accounted for as an equity investment. Further, the Company has launched service in Ireland and Bolivia since the third quarter of 2000.

     The increase in roamer revenues for both the three and nine months ended September 30, 2001 compared to the same periods last year is primarily due to the inclusion of roamer revenue generated by tele.ring which was acquired by the Company at the end of June 2001 and the launch of Ireland.

     Fixed-line revenues increased for the three and nine month periods as a result of inclusion of fixed-line revenue generated by tele.ring, which was acquired by the Company at the end of June 2001.

     Equipment sales and other revenues, which consist mostly of wireless handset and accessory sales to customers, increased for the three and nine months ended September 30, 2001 compared to the same periods in 2000 primarily due to an increase in gross international customer additions as a result of the launch of services in Ireland and Bolivia and the consolidation of the Company’s Icelandic operations that were previously accounted for as an equity investment. The Company anticipates continued growth in international equipment sales as a result of increases in mobile customer additions.

     International Operating Expenses

     Cost of service expenses, cost of equipment sales, and depreciation and amortization expenses represent the expenses incurred by the Company’s operational consolidated international markets. Two of the Company’s international consolidated markets were operational during the entire nine months ended September 30, 2000. The Company’s Icelandic operations were consolidated during the third quarter of 2000 after having been previously accounted for as an equity investment. Since the third quarter of 2000, the Company’s international operations in Ireland and Bolivia became operational and the Company acquired tele.ring at the end of June 2001. Accordingly, cost of service expenses, cost of equipment sales, and depreciation and amortization expenses increased for the three and nine month periods ended September 30, 2001 over the same periods in 2000. Similarly, general and administrative costs increased due to the costs associated with supporting the additional markets in which the Company has majority-owned international operations and sales and marketing costs increased as a result of the effort to increase net subscriber additions. As the Company’s international majority-owned operating markets increased from two in the third quarter of 2000 to six as of September 30, 2001, the period over period trend is not necessarily indicative of future trends. As the Company continues to add subscribers and expand its wireless footprint in its consolidated international markets, these international operating expenses are expected to continue to increase.

     The increase in stock-based compensation results mainly from the appreciation of stock appreciation rights (“SARs”) issued by WWI.

     International EBITDA

     EBITDA represents operating income before depreciation, amortization and stock based compensation for the Company’s operations. Since all companies do not calculate EBITDA in the same manner, the Company’s presentation may not be comparable to other similarly titled measures of other companies.

     International EBITDA for the Company’s consolidated subsidiaries, which represents pre-operating costs in Slovenia and operations in existing markets, declined for the three and nine months ended September 30, 2001 compared to the same periods in 2000 due to the inclusion of tele.ring’s results of operations, the consolidation of the Company’s Icelandic operations and the launch of operations in Bolivia and Ireland in the fourth quarter of 2000 and the second quarter of 2001, respectively. Management expects international negative EBITDA to continue to be negatively impacted throughout 2001 as a result of continued growth in existing markets and the launch of operations in Slovenia.

     Consolidated Other Expense

     Consolidated interest and financing expense was flat at $42.7 million for the three months ended September 30, 2001. Consolidated interest expense increased to $125.6 million for the nine months ended September 30, 2001 from $108.7 million for the same period in 2000. The year to date increase is due to a rise in average long-term debt, partially offset by a decrease in the Company’s weighted average interest rate. Long-term debt was incurred primarily to fund the Company’s acquisition of wireless properties and to fund international projects through WWI. For the three months and nine months ended September 30, 2001, the domestic weighted average interest rates paid to third parties were 7.9% and 8.2%, respectively. For the three months and nine months ended September 30, 2000, the domestic weighted average interest rates paid to third parties were 9.6% and 9.2%, respectively. For the three months and nine months ended September 30, 2001, the consolidated international weighted average interest rates paid to third parties were 8.2% and 9.2%, respectively.

     The increase in other expense results mainly from realized non-cash losses on interest rates hedges as a result of falling interest rates.

     Consolidated Liquidity and Capital Resources

     The Company has a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of September 30, 2001, $1.6 billion was outstanding under the Credit Facility. Based on September 30, 2001 covenant analysis, the Company had approximately $480 million available to borrow under the Credit Facility. Substantially all the assets of the Company are pledged as security for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans.

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring financing of 250 million euro for purposes of funding anticipated working capital and capital financing cash needs. At September 30, 2001, tele.ring had drawn approximately $45 million. The remaining 100 million euro of the facility becomes available in equal amounts on January 1, 2002 and April 1, 2002.

     In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary of WWI, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) to provide funding for the development and operation of MMC’s network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception is approximately 37 million euro increasing quarterly up to 75 million euro in January 2002, based on certain covenants. Currently, MMC has drawn approximately $18 million and based on certain covenants there is no available borrowing capacity.

     Effective October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility agreement to provide funding for the build out and implementation of NuevaTel’s network in Bolivia. The aggregate amount available under the Bridge Loan is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider. At September 30, 2001, NuevaTel had drawn approximately $21 million against this bridge loan facility. Based on purchase order commitments, there were no available borrowings at September 30, 2001.

     For the remainder of 2001, the Company expects to spend approximately $115 million for the continued expansion of its domestic cellular infrastructure.

     Funding for WWI consolidated joint ventures, including Austria, is expected to be approximately $100 million for the remainder of 2001. Of this amount, approximately $60 million relates to capital and $40 million relates to working capital. Funding for consolidated WWI joint ventures will come from debt at the operating joint venture level and investments from the Company and owners of minority interests in WWI consolidated entities.

     The Company will utilize domestic operating cash flow, the Credit Facility, and other sources of funding, as discussed above, for purposes of funding its domestic and international activities. In addition, wherever viable, the Company intends to seek financing at the international joint venture level.

     Net cash provided by operating activities was $112.1 million for the nine months ended September 30, 2001. Adjustments to the $103.7 million net loss to reconcile to net cash used in operating activities included: (i) $154.8 million of depreciation and amortization; (ii) $14.9 million minority interest in losses of consolidated subsidiaries; (iii) $22.6 million loss on hedges; (iv) $8.0 million gain on sale of marketable securities; (v) $5.6 million cumulative change in accounting principle; and (vi) $16.3 million for stock based compensation. Net cash provided by operating activities was $105.9 million for the nine months ended September 30, 2000.

     Net cash used in investing activities was $295.6 million for the nine months ended September 30, 2001. Investing activities for such period consisted primarily of: (i) $248.3 million in purchases of property and equipment of which $97.9 million was related to WWI; (ii) $33.5 million in additions to license costs and other intangibles; (iii) $26.6 million in proceeds from the sale of marketable securities; (iv) a $24.5 million payment to VoiceStream Wireless; and (v) a $14.1 million purchase of minority interest in WWI. Net cash used in investing activities was $387.5 million for the nine months ended September 30, 2000.

     Net cash provided by financing activities was $236.2 million for the nine months ended September 30, 2001. Financing activities for such period consisted primarily of: (i) additions to long-term debt of $650.1 million for the continued expansion of the Company’s cellular infrastructure and to fund international joint ventures through WWI; (ii) repayments of long term debt amounting to $440.0 million; and (iii) $22.1 million in minority interest contributions. Net cash provided by financing activities was $262.3 million for the nine months ended September 30, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s earnings are affected by changes in short-term interest rates mainly as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company’s financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collars to hedge variable rate interest risk on the Credit Facility. The following table provides information as of September 30, 2001, about the Company’s long-term debt and derivative financial instruments that are sensitive to changes in interest rates (in millions):

	Expected maturity date

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Liabilities:
Maturities of long- term debt:
Variable Rate		$26.9	$113.5	$212.2	$268.8	$1,098.9	$1,720.3	$1,720.3
Fixed Rate						400.0	400.0	410.0
Interest Rate Derivatives:
Financial instruments related to debt
Interest rate caps:
Notional amounts outstanding at the beginning of the year		$25.0					$25.0	$0.0

The interest rate caps effectively lock $25.0 million of the Company’s Credit Facility at 7.5%.

Interest rate collars:
Notional amounts outstanding at the beginning of the year			$245.0	$55.0			$300.0	$(16.8)

The interest rate collars effectively lock $300 million of the Company’s Credit Facility borrowings between 6.5% and 7.8%.

Interest rate swaps:
Notional amounts outstanding at the beginning of the year			$70.0	$300.0	$25.0		$395.0	$(21.4)

The interest rate swaps effectively lock $395 million of the Company’s Credit Facility borrowings between 4.9% and 6.8%.

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

A Form 8-K was filed on July 16, 2001, reporting on Western Wireless International Corporation’s acquisition of the stock of an Austrian subsidiary of Vodafone Group plc.

A Form 8-K was filed on August 13, 2001, reporting the Company’s financial and operating results for the second quarter ended June 30, 2001

A Form 8-K was filed on August 29, 2001, reporting a change in the Company’s certifying accountant.

A Form 8-K/A was filed on September 20, 2001, providing financial statements, pro forma financial information, and exhibits with respect to Western Wireless International Corporation’s acquisition of the stock of an Austrian subsidiary of Vodafone Group plc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ THERESA E. GILLESPIE	By:	/s/ SCOTT SOLEY
	Theresa E. Gillespie Executive Vice President		Scott Soley Vice President and Controller (Chief Accounting Officer)

Dated: November 13, 2001