Form 10-K405
period 2001-12-31
WESTERN WIRELESS CORP
filed 2002-03-29
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-28160

Western Wireless Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1638901
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E. Bellevue, Washington (Address of principal executive offices)	98006 (Zip Code)

(425) 586-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock on March 22, 2001 as reported by the NASDAQ Stock Market was $580,085,780.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of March 22, 2002

Class A Common Stock, no par value	72,152,386
Class B Common Stock, no par value	6,777,110

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: Proxy Statement for its 2002 annual shareholders meeting to be filed with the United States Securities and Exchange Commission — Part III.

WESTERN WIRELESS CORPORATION

FORM 10-K

For the Year Ended December 31, 2001

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the “Company”) operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; and other factors referenced in the Company’s public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission.

      Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

PART I

Item 1.     BUSINESS

The Business of Western Wireless

General

      Western Wireless Corporation (the “Company”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The cellular operations are primarily in rural areas due to the Company’s belief that there are certain strategic advantages to operating in these areas. As of December 31, 2001, the Company provides cellular services in 19 western states under the Cellular One® (“Cellular One”) brand name, serving over 1,176,000 subscribers. To support its growing subscriber base, the Company operates and maintains extensive centralized management and back office functions in the state of Washington. The Company also operates two call centers in the states of Washington and Kansas and a third bilingual call center in the state of Texas. In addition, Western Wireless International Holding Corporation, formerly known as Western Wireless International Corporation (“WWI”), a subsidiary of the Company, is a provider of wireless communications services in ten countries. As of December 31, 2001, these systems in aggregate served over 1,563,000 customers. See “The Business of Western Wireless International,” for more information.

Operation of Cellular Communications Systems

      Cellular communications systems operate over radio frequencies licensed by the Federal Communication Commission (“FCC”). Cellular communications systems can provide two-way voice and data service, operating in the 824 to 899 MHz frequency band, and use both analog and digital technologies. Analog based systems transmit voice or data signals over a signal which is a continuously varying wave. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission. A single radio channel in a digital system can carry multiple simultaneous signal transmissions. Digital systems utilize Time Division Multiple Access (“TDMA”), Code Division Multiple Access (“CDMA”) or the Global System for Mobile Communications (“GSM”) transmission technologies, none of which are compatible with the other technologies. However, most USA markets have at least one cellular/personal communication services (“PCS”) operator offering each technology.

      TDMA and GSM are both based upon time-division of spectrum that divides each radio channel into multiple voice circuits, providing service to several simultaneous users. The analog technology assigns only one voice circuit per radio channel. CDMA technology converts analog voice signals into a wideband coded digital sequence. By assigning a unique code to each signal, several simultaneous transmissions can share the same frequency. CDMA has been widely deployed in North America and Asia.

      Cellular communications systems service areas are divided into multiple cells. In both analog and digital systems, each cell contains a transmitter, a receiver and signaling equipment (the “Cell Site”). The Cell Site is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the cellular communications system for the entire service area. The system controls the transfer of calls from cell to cell as a subscriber’s handset travels, coordinates calls to and from handsets, allocates calls among the cells within the system and connects calls to the local landline telephone system or to a long distance telephone carrier. Cellular communications providers establish interconnection agreements with local exchange carriers and long distance carriers, thereby integrating their systems with the existing landline communications systems.

      The cellular switching office and the Cell Site transmitter/receiver monitor the signal strength of calls in progress because the signal strength of a transmission between a handset and a Cell Site declines as the handset moves away from the Cell Site. When the signal strength of a call declines to a predetermined level, the switching office may “hand off” the call to another Cell Site where the signal strength is stronger. If a handset leaves the service area of an analog or digital system, the call is disconnected unless there is a technical connection with the adjacent system.

Strategy

      The Company’s principal focus is on the operation of wireless communication systems in rural markets in the United States. The Company believes that its 800 MHz licenses, utilizing both analog and digital technologies, give it a strategic advantage in its rural markets. The Company has also acquired certain 1900 MHz PCS licenses to supplement its coverage. As of December 31, 2001, these licenses had not yet been built out. The Company considers its rural markets to be less susceptible to competition and have a greater capacity for future growth than most metropolitan markets.

      The Company’s operating strategy is to position itself as the premier rural communications provider in the United States. The Company is also a communications provider in selected markets worldwide through its subsidiary, WWI. This strategy requires that it: (i) maintain and operate high quality systems with extensive coverage; (ii) expand operations through increased subscriber growth and usage; (iii) increase the number of telecommunication services available to its customers, such as data, wireless Internet access and long distance; (iv) create an environment that encourages other carriers’ customers to roam on its network; (v) utilize centralized management, back office functions and its own sales force to improve operating efficiencies and generate greater economies of scale; (vi) trade existing non-contiguous wireless licenses for licenses in areas adjacent to or in proximity to its other markets; and (vii) acquire additional wireless licenses in areas contiguous to its other markets.

      In 2001, the Company added a CDMA digital technology platform in many of its markets, focusing first on Metropolitan Service Areas (“MSAs”). This technology will allow the Company to economically expand the minutes of use available to its customers and introduce a wide range of consumer-based wireless Internet-related services. The Company will continue to offer TDMA digital services, but believes that most wireless carriers in the United States will utilize GSM and CDMA based digital technology platforms as they migrate to the next generation of wireless technology. The Company believes a CDMA platform will support its wireless data strategy, and will attract additional roaming traffic not currently served by the Company’s existing analog and TDMA network. As GSM becomes available for 800 MHz systems, the Company will evaluate the suitability of this digital platform for its subscribers and roaming customers.

      The Company has been a strong proponent of wireless companies competing with incumbent local exchange carriers to provide basic telephone service to consumers in sparsely populated rural areas. As part of this effort, the Company has filed applications with appropriate regulatory authorities to be designated an Eligible Telecommunications Carrier (“ETC”) in order to allow the Company to obtain federal and state Universal Service Fund (“USF”) payments. The USF was established to provide support to telecommunica-

tions carriers offering basic telephone service in rural, insular and high cost areas. As of December 31, 2001, the Company has been successful in obtaining full or partial ETC status in 13 states and the Pine Ridge Indian Reservation, and is providing services it believes are eligible for USF payments in 7 states and the Pine Ridge Indian Reservation. The Company plans to provide services qualifying for USF funds in several more states in 2002 and expects USF funds to contribute a growing percentage of revenue in the coming years. Currently these funds comprise a small portion of the Company’s overall revenue.

Roaming

      Cellular communications providers normally agree to provide service to subscribers from other compatible wireless systems who are temporarily located in or traveling through their service areas in a practice called “roaming.” Agreements among system operators generally provide that the roaming customer’s “home” carrier pays the serving carrier at rates prescribed by the serving carrier. Analog cellular handsets are functionally compatible with cellular systems in all markets within the United States. As a result, analog cellular handsets may currently be used wherever a subscriber is located, as long as a cellular system is operational and has adequate capacity in the area and necessary roaming arrangements exist. Although analog and digital systems utilize similar technologies and hardware, they operate on different frequencies and use different technical and network standards. Dual-mode and tri-mode handsets, however, make it possible for users of one type of system to “roam” on a different type of system when outside of their service area.

      The Company has deployed TDMA digital voice channels in all of its markets and began adding a CDMA digital technology platform in 2001. The Company’s system will offer three of the four leading wireless technology platforms in the United States, consistent with its strategy to create an environment that encourages other carriers’ customers to roam on the Company’s network.

      The Company has roaming agreements with the majority of wireless carriers in North America, including AT&T Wireless Services, Inc. (“AT&T Wireless”), VoiceStream Wireless Corporation (“VoiceStream”), Sprint PCS L.P. (“Sprint PCS”), Verizon Wireless Corporation (“Verizon”) and Cingular Wireless (“Cingular”). These agreements allow their customers to roam on the Company’s network and allow the Company’s subscribers to utilize those carriers’ networks. Similarly, these agreements provide attractive rates to the Company for its customers who roam in areas outside the Company’s wireless network. During 2001, approximately 64% or $157 million of the Company’s domestic roamer revenues are attributable to a single carrier, AT&T Wireless. In March 2002, the Company extended its existing roaming agreement with AT&T Wireless. The contract extension becomes effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to current contractual rates charged to AT&T Wireless for AT&T Wireless’ customers roaming on the Company’s network. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Under terms of the extended agreement, the Company will pay lower rates to AT&T Wireless when the Company’s customers roam on AT&T Wireless’ network.

     Markets and Systems

      The Company operates cellular systems in 18 MSAs and 88 Rural Service Areas (“RSAs”). The Company has also acquired certain PCS licenses to supplement its coverage. At December 31, 2001, the Company owned 100% of each of its licenses. In aggregate the Company’s licenses cover more than ten million people. The Company’s experience is that several inherent attributes of RSAs and small MSAs make such markets attractive. See “Licensing of Cellular Systems”. Such attributes typically include high subscriber growth rates, population bases of customers with substantial needs for wireless communications, the ability to cover larger geographic areas with fewer Cell Sites than is possible in urban areas, less intense competitive environments and less vulnerability to PCS and other competition.

      Population data in the following table is estimated for 2002 based upon the 2000 Census and 2001 actual data provided by Claritas, Inc. (“Claritas”), and is adjusted by the Company by applying Claritas’ growth factors.

Cellular
License Area(1)	Population

Arizona
Mohave(AZ-1)(2)	5,000
Yuma(AZ-4)	189,000
Graham(AZ-6)	205,000

Arizona Total	399,000

Arkansas
Hempstead(AR-11)	68,000

Arkansas Total	68,000

California
Mono(CA-6)	31,000
Imperial(CA-7)	147,000

California Total	178,000

Colorado
Pueblo	144,000
Park(CO-4)	93,000
Elbert(CO-5)	37,000
Saguache(CO-7)	55,000
Kiowa(CO-8)	49,000
Costilla(CO-9)	32,000

Colorado Total	410,000

Idaho
Idaho(ID-2)(3)	82,000

Idaho Total	82,000

Iowa
Sioux City	126,000
Monona(IA-8)	56,000

Iowa Total	182,000

Kansas
Jewell(KS-3)	52,000
Marshall(KS-4)	134,000
Ellsworth(KS-8)	134,000
Morris(KS-9)	60,000
Franklin(KS-10)	114,000
Reno(KS-14)	175,000

Kansas Total	669,000

Nevada
Humbolt(NV-1)	49,000
Lander(NV-2)	55,000
Mineral(NV-4)	41,000
White Pine(NV-5)	13,000

Nevada Total	158,000

New Mexico
Colfax(NM-2)(4)	4,000
Lincoln(NM-6)(5)	254,000

New Mexico Total	258,000

North Dakota
Bismarck	97,000
Fargo	177,000
Grand Forks	97,000
Divide(ND-1)	102,000
Bottineau(ND-2)	59,000
McKenzie(ND-4)	63,000
Kidder(ND-5)	48,000

North Dakota Total	643,000

Oklahoma
Cimarron(OK-1)	30,000
Nowata(OK-4)	212,000
Beckham(OK-7)	127,000
Jackson(OK-8)	94,000

Oklahoma Total	463,000

South Dakota
Rapid City	115,000
Sioux Falls	152,000
Harding(SD-1)	35,000
Corson(SD-2)	24,000
McPherson(SD-3)	52,000
Marshall(SD-4)	69,000
Custer(SD-5)	27,000
Haakon(SD-6)	39,000
Sully(SD-7)	68,000
Kingsbury(SD-8)	76,000
Hanson(SD-9)	107,000

South Dakota Total	764,000

Cellular
License Area(1)	Population

Minnesota
Kittson(MN-1)	50,000
Lake of the Woods(MN-2-A1)	25,000
Chippewa(MN-7)	176,000
Lac qui Parle(MN-8)	68,000
Pipestone(MN-9)	134,000

Minnesota Total	453,000

Missouri
Bates(MO-9)	84,000

Missouri Total	84,000

Montana
Billings	132,000
Great Falls	81,000
Lincoln(MT-1)	158,000
Toole(MT-2)	37,000
Phillips(MT-3)	14,000
Daniels(MT-4)	39,000
Mineral(MT-5)	207,000
Deer Lodge(MT-6)	65,000
Fergus(MT-7)	30,000
Beaverhead(MT-8)	102,000
Carbon(MT-9)	33,000
Prairie(MT-10)	19,000

Montana Total	917,000

Nebraska
Lincoln	256,000
Cherry(NE-2)	29,000
Knox(NE-3)	117,000
Grant(NE-4)	37,000
Boone(NE-5)	151,000
Keith(NE-6)	115,000
Hall(NE-7)	95,000
Chase(NE-8)	56,000
Adams(NE-9)	82,000
Cass(NE-10)	88,000

Nebraska Total	1,026,000

Texas
Abilene	162,000
Brownsville	347,000
McAllen	598,000
Lubbock	246,000
Midland	117,000
Odessa	121,000
San Angelo	105,000
Dallam(TX-1)	55,000
Hansford(TX-2)	89,000
Parmer(TX-3)	139,000
Briscoe(TX-4)	43,000
Hardeman(TX-5)	78,000
Fannin(TX-7)	400,000
Gaines(TX-8)	135,000
Hudspeth(TX-12)	24,000
Reeves(TX-13)	31,000
Loving(TX-14)	41,000

Texas Total	2,731,000

Utah
Juab(UT-3)	65,000
Beaver(UT-4)	139,000
Carbon(UT-5)	82,000
Piute(UT-6)	30,000

Utah Total	316,000

Wyoming
Casper	67,000
Park(WY-1)	51,000
Sheridan(WY-2)	81,000
Lincoln(WY-3)(6)	1,000
Niobrara(WY-4)	139,000
Converse(WY-5)	12,000

Wyoming Total	351,000

Sub-total Cellular	10,152,000

PCS License Area(7)

Liberal, Kansas	37,000
Clovis, New Mexico	65,000
Amarillo, Texas	233,000

Sub-total PCS	335,000

Total Population	10,487,000

(1)	Excludes one market containing a population of about 88,000 in which the Company operates under an Interim Operating Authority.

(2)	The Company is the licensed A-2 carrier, servicing a portion of the Arizona 1 RSA.

(3)	The population for Idaho 2 includes 7,000 persons in the Idaho 3 RSA because the Company has construction permits to build Cell Sites in portions of Idaho 3 under its Idaho 2 license.

(4)	The Company is the licensed A-2 carrier, servicing a portion of the New Mexico 2 RSA.

(5)	The population for New Mexico 6 includes 100 persons in the New Mexico 3 RSA because the Company is the licensed A-2 carrier, servicing a portion of the New Mexico 3 RSA.

(6)	The Company is the licensed A-2 carrier, servicing a portion of the Wyoming 3 RSA.

(7)	Represents incremental population as portions of the Basic Trading Areas overlap certain cellular licenses.

     Products and Services

      Basic Services — The Company offers its subscribers high quality communications service, as well as several custom calling services, such as call forwarding, call waiting, conference calling, enhanced directory assistance with hands-free dialing, voice message storage and retrieval, caller ID, wireless web, short messaging service, data services and no-answer transfer. The nature of the services offered varies depending upon the market. In addition, all subscribers can access local government emergency services from their cellular handsets (at no charge) by dialing 911. The Company will continue to evaluate new products and services that may be complementary to its wireless operations. The Company has designed several pricing options to meet the varied needs of its customer base. Most options consist of a fixed monthly charge (with varying allotments of included minutes), plus variable charges per minute of additional use. In addition, in most cases, the Company separately charges for its custom calling features.

      The Company provides extended regional and national service to its subscribers through national and regional networking arrangements, thereby allowing subscribers to make and receive calls while in other cellular service areas without dialing special access codes or requiring special payment arrangements. The Company also has special roaming arrangements with certain cellular communications providers in areas adjacent to the Company’s markets that provide the Company’s customers better value when roaming in these surrounding areas.

      Data Services — In 2001, the Company developed and launched a wireless Internet portal, MyCellOne.com, that delivers a wide range of wireless Internet-related services including a personal e-mail service, access to external e-mail (e.g.: Yahoo and Hotmail accounts), Personal Information Management (PIM) services that include calendars, to-do lists and synchronization with personal computers, web browsing, games, a customizable home page and information alerts that are sent to the subscriber’s phone as short messages. In 2002, the Company expects to finalize plans to expand the current services and capabilities of the portal to allow access to corporate e-mail accounts, intercarrier messaging, e-mail to short message translation functionality and the downloading of ringtones and icons to handsets.

      The Company is currently implementing next generation 1xRTT based high speed packet data networks in several test markets. These networks will provide the basis for new services at data speeds that are significantly faster than those currently available. Additionally, unlike existing networks, the data devices on these high speed data networks will communicate with the Internet, Intranets and other IP based networks through “always on” connections enabling faster, more immediate interactions and communication between users.

      The Company also offers circuit-switched data services in all its markets and CDPD (Cellular Digital Packet Data) service in its Texas markets. Several oil companies currently use the Company’s CDPD service for the remote monitoring of field equipment. Other customers, such as courier companies, use this data service to support field personnel with detailed work or delivery orders and field access to databases.

      Wireless Residential Services (“WRS”) — The Company utilizes its existing network infrastructure and cellular licenses to provide wireless local voice and data service primarily to residential customers. This service involves the use of a wireless access unit at a customer’s residence. The wireless access unit provides the customer a dial tone and transmits the signal to the nearest Cell Site. The Company believes that WRS offers many customers a cost-effective and reliable alternative to local wireline carriers. In addition, WRS can be deployed in regions not currently served by local wireline carriers. For example, in November 2000, the

Company began providing WRS to residents of the Pine Ridge Indian Reservation. Many of these residents did not previously have access to wireline services.

     Marketing, Sales and Customer Service

      The Company’s sales and marketing strategy is to generate continued net subscriber growth and increased subscriber revenues. In addition, the Company targets a customer base that it believes is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

      Marketing — The Company markets its products and services primarily under the name Cellular One, the first national brand name in the cellular industry. Cellular One is currently utilized by a coalition of cellular licensees. The regional and national advertising campaigns conducted by the Cellular One Group have enhanced the Company’s advertising exposure at a lower cost than what could be achieved by the Company alone. In June 1999, a subsidiary of the Company became a 50% partner in the Cellular One Group, and in July 2001, the Company acquired the remaining 50% of the Cellular One Group. SBC Communications Corporation, the parent corporation of Southwestern Bell Mobile Systems, Inc. and BellSouth Corporation, terminated its use of the Cellular One brand as of December 31, 2001. In 2002, the Cellular One Group advertising program will focus on more regional advertising of direct benefit to Cellular One’s licensees.

      In 2002, the Company will launch service in Amarillo, Texas under the name Western Wireless (see section entitled “Intellectual Property”).

      Sales — The Company sells its products and services through a combination of direct and indirect channels. The Company operates 282 stores and kiosks under the Cellular One brand name and utilizes a direct sales force that is trained to educate new customers on the features of its products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels. In 2002, the Company expects to open retail outlets in Amarillo, Texas under the Western Wireless name.

      The Company believes that its local sales offices provide the physical presence in local markets necessary to position Cellular One and Western Wireless as a quality local service provider, and give the Company greater control over both its costs and the sales process. The Company also utilizes indirect sales through an extensive network of national and local merchants and specialty retailers. The Company intends to continue to use a combination of direct and indirect sales channels, with the mix depending on the demographics of each particular market.

      The Company also acts as a retail distributor of handsets and maintains inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      Customer Service — Customer service is a significant element of the Company’s operating philosophy. The Company is committed to attracting and retaining subscribers by providing consistently superior customer service. The Company operates call centers in Manhattan, Kansas, Issaquah, Washington and McAllen, Texas. The Company call centers maintain a highly sophisticated monitoring and control system, a staff of customer service personnel and a well-trained technical staff to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

      The Company implements credit check procedures at the time of sale and continuously monitors customer churn (the rate of subscriber attrition). The Company believes it can effectively manage customer churn through an outreach program by its sales force and customer service personnel. This program is intended to not only enhance subscriber loyalty, but to increase add-on sales and customer referrals. The outreach program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

     Suppliers and Equipment Vendors

      The Company does not manufacture any of the handsets or Cell Site equipment used in its operations. The high degree of compatibility among different manufacturers’ models of handsets and Cell Site equipment allows the Company to design, supply and operate its systems without being dependent upon any single source of such equipment. The handsets and Cell Site equipment used in the operations are available for purchase from multiple sources. The Company has ceased the purchase of analog handsets directly from manufacturers as the production of such equipment was phased out during the fourth quarter of 2001. However, new analog handsets are still available through various distribution channels. Digital, dual-mode and tri-mode handsets will continue to be available from multiple manufacturers in the foreseeable future. The Company currently carries handsets primarily from Audiovox, Inc., Kyocera Wireless Corp., Motorola, Inc., and Nokia Telecommunications, Inc. (“Nokia”) and purchases Cell Site and switching equipment primarily from Lucent Technologies, Inc. and Nortel Networks, Inc.

     Competition

      Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to seven PCS licensees in each geographic area in addition to the two existing cellular licensees. Also, Specialized Mobile Radio (“SMR”) dispatch system operators have constructed digital mobile communications systems, referred to as Enhanced Specialized Mobile Radio (“ESMR”), in many cities throughout the United States, including some of the markets in which the Company operates.

      The Company operates in a competitive environment. Each of the Company’s cellular markets face one cellular competitor, such as Verizon, Alltel Corporation or Cingular. Additionally, the Company has PCS and ESMR competitors in most of its MSAs. Continuing industry consolidation has resulted in an increased presence of these regional and national wireless operators within the Company’s footprint. The Company also competes with paging, dispatch services, resellers and landline telephone service providers in its cellular markets. Increasingly, cellular service is becoming a viable alternative to landline voice services for certain customer segments, putting cellular licensees in direct competition with traditional landline telephone service providers. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging services that feature voice messaging and data display, as well as tone only service, may be adequate for potential subscribers who do not need to speak to the caller.

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

     Intellectual Property

      Cellular One is a service mark registered with the United States Patent and Trademark Office and owned by Cellular One Group, a Delaware general partnership wholly owned by subsidiaries of the Company.

      The Company uses the Cellular One service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers, and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. The Company holds federal trademark registration of the mark “Western Wireless” and has registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

     Governmental Regulation

      The FCC regulates the licensing, construction, operation, acquisition, sale and resale of cellular systems in the United States, pursuant to the Communications Act of 1934, as amended (the “Communications Act”), and the rules, regulations and policies promulgated by the FCC hereunder. FCC regulations distinguish, in part, between “cellular” licenses which are for 800 MHz frequency, and “PCS” licenses, which are for 1900 MHz frequency. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), such as a cellular service provider. State governments, however, can regulate certain other terms and conditions of cellular service offerings and some states have imposed or are considering the imposition of consumer protection regulations on the wireless industry.

     Licensing of Cellular Systems

      A cellular communications system operates under a license granted by the FCC for a particular market or geographic area on one of two 25 MHz frequency blocks allocated for cellular radio service. Under the FCC’s cellular licensing rules, one license for each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market and is called the wireline or “B” band license, and another license was initially awarded to a company or group unaffiliated with the local landline telephone company in such market and is called the non-wireline or “A” band license. However, this distinction between the type of companies owning “A” and “B” band licenses has blurred over the years as licenses have been transferred and companies have been acquired or otherwise reorganized.

      Cellular authorizations are issued for a 10-year license term beginning on the date of the initial notification to the FCC of the completion of construction by a cellular carrier. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the Cellular Geographic Service Area (“CGSA”). A cellular licensee has the exclusive right to build-out its cellular system and serve the entire area that falls within its MSA or RSA for a period of five years following grant of the licensee’s construction permit. At the end of the five-year period, however, the licensee’s exclusive MSA or RSA rights become limited to the CGSA actually served by the licensee, as determined pursuant to a formula adopted by the FCC and set forth in a System Information Update (“SIU”) filing to the FCC. At the end of the five-year period, any entity may apply to serve portions of the MSA or RSA not already being served by the licensee. The five-year exclusivity period has expired for most licensees and parties have filed unserved area applications, including some in the Company’s markets.

      At the end of the 10-year initial term for cellular licenses, licensees must file applications for renewal of licenses. The FCC has adopted specific standards governing cellular license renewals. Under these standards, a cellular license will generally be renewed for additional 10 year terms if a cellular licensee: (i) has provided substantial service during its past license term; and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. Violations of the Communications Act or the FCC’s rules could result in license revocations, forfeitures or fines. The Company has less than ten cellular licenses that are subject to the renewal process over the next three years. While the Company believes that each of its cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed.

      The Communications Act and FCC rules require the FCC’s prior approval of any assignments of cellular and microwave licenses, including construction permits, or transfers of control of cellular and microwave licensees (pro forma assignments and transfers of control do not require prior FCC approval). Subject to FCC approval, a license or permit may be transferred from a non-wireline entity to a wireline entity, or vice versa. Non-controlling interests in an entity that holds a cellular license generally may be bought or sold without prior FCC approval. If the transaction is over a certain size, any acquisition or sale by the Company of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice as well as approval from any state or local regulatory authorities having competent jurisdiction.

      In cases where there is “significant overlap” among PCS, cellular or SMR licensees who are linked by common ownership, the FCC’s rules, which sunset on December 31, 2002, impose limits on the amount of spectrum that may be held by any single entity. The FCC defines “significant overlap” to occur when at least

10% of the population within a licensed PCS service area lies within the related CGSA(s) and/or SMR service area(s). Currently, no person or entity may hold an attributable interest in cellular, PCS and SMR licenses for more than 55 MHz in any market. The rules require that the officers and directors of any licensee shall be considered to have an attributable interest in each entity with which they are associated. This means that VoiceStream’s ownership of PCS licenses will be attributed to the Company because of certain common officers and directors. Thus spectrum cap restrictions will be in effect where the Company owns cellular licenses serving markets that are also served by VoiceStream. Currently, the Company does not own any cellular, PCS or SMR spectrum that requires divestiture to comply with the spectrum cap.

      On November 8, 2001, the FCC announced that the wireless spectrum cap rule would be eliminated effective January 1, 2003. The FCC also raised the spectrum cap to 55 MHz in all markets and eliminated the cross-interest rule in MSAs. The cellular cross-interest rule prohibits an entity from owning an attributable interest in both the “A” and “B” side cellular licenses in a single market. The FCC retained the cellular cross-interest rule in RSAs, but stated it will consider waivers of the rule for RSAs that exhibit market conditions under which cellular cross-interests may be permissible without significant likelihood of substantial competitive harm.

      In addition to rules governing the acquisition of radio spectrum, cellular radio service providers must also satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid electrical interference between adjacent systems. In addition, the height and power of antenna transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC has also provided guidelines regarding cellular service resale and roaming practices and the terms under which certain ancillary services may be provided through cellular facilities.

      Cellular licensees are subject to certain Federal Aviation Administration (“FAA”) regulations regarding the location, marking/lighting, and construction of towers. Each tower requiring FAA notification also requires tower registration with the FCC. In addition, the Company’s facilities may be subject to regulation by the Environmental Protection Agency (“EPA”) and the environmental regulations of the FCC. State or local zoning and land use regulations may also apply to the Company’s activities.

      The Company uses, among other facilities, common carrier point-to-point microwave facilities to connect Cell Sites and to link the Cell Sites to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters, frequency protection and service.

     Regulatory Developments

      E911 Service — The FCC has adopted rules governing the provision of emergency 911 services by cellular, PCS and other mobile service providers, including enhanced 911 (“E911”) services that provide the caller’s telephone number, location, and other useful information. Cellular and PCS providers must be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities. Digital wireless service providers must be capable of transmitting 911 calls from text type (“TTY”) devices by June 30, 2002.

      Under Phase I of the FCC’s E911 rules, if a Public Service Answering Point (“PSAP”) requests and is capable of processing the caller’s telephone number and location information, cellular, PCS, and other mobile service providers must relay a caller’s automatic number identification and Cell Site location. Wireless carriers must transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. The FCC’s rules require that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. This rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services. Under Phase II of the FCC’s E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. The Company has selected the handset-based approach which requires that the PSAP be able to identify the location of a 911 caller within 50 meters for 67% of all calls and within 150 meters for 95% of all calls. Under the FCC’s rules, carriers were to begin selling and activating handsets with automatic location identification (“ALI”) capability by October 1, 2001 and fully implement Phase II service for all new subscribers by December 31, 2002. However, these requirements have been stayed while the FCC considers a request by the Company and other similarly situated wireless carriers for waiver of these deadlines for implementing Phase II E911 service. The FCC has already granted the national carriers limited waivers for implementing Phase II E911.

      Flexible Cellular Service Offerings — The FCC has expanded the flexibility of cellular, PCS and other CMRS providers to provide fixed, as well as mobile services. Such fixed services include, but need not be limited to, “wireless local loop” services to apartment and office buildings, and wireless backup services to private business exchanges and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has determined that fixed services provided as an ancillary service to a carrier’s mobile service will be regulated as commercial mobile radio services. The FCC has not ruled on how fixed services provided on a co-primary basis with mobile services will be regulated, announcing its intention to decide such matters on a case-by-case basis, depending on the characteristics of the fixed services at issue. There is a petition currently pending with the FCC filed by several incumbent local exchange carriers in Kansas seeking a determination as to whether the Company’s limited Residential Phone Service offering is subject to state commission regulation.

      Interconnection — FCC rules provide that a local exchange carrier (“LEC”) must provide CMRS carriers interconnection within a reasonable time after it is requested, unless such interconnection is not technically feasible or economically reasonable, and that CMRS carriers are entitled to compensation from LECs for terminating wireline-to-wireless traffic that originates and terminates within the same Major Trading Area (“MTA”). There are several proceedings pending before the FCC aimed at reforming the compensation arrangements for the exchange of local and long distance telecommunications traffic. These proceedings could result in changes to compensation arrangements the Company has with LECs and interexchange carriers for the exchange of telecommunications traffic. Additionally, although key provisions of FCC orders implementing the Communication Act’s interconnection requirements have been affirmed by the courts, there remain certain court challenges to the FCC rules.

      Universal Service — In its implementation of the Communication Act, the FCC established new federal universal service rules, under which wireless service providers are eligible, for the first time, to receive universal service subsidies, but are also required to contribute to both federal and state universal service funds. Many states have also established state universal service fund programs that require all telecommunications carriers, including CMRS carriers, to contribute to the fund. Under many of these state universal service funds, CMRS carriers are also eligible to receive universal service support. Both federal and state universal service funds are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

      Local Number Portability/ Number Pooling — The FCC has adopted rules on telephone number portability and number pooling in an effort to achieve more efficient number utilization. The FCC established November 24, 2002 as the deadline for CMRS carriers to implement service provider number portability and number pooling. The FCC is currently considering a request to forebear from imposing the number portability requirement on CMRS carriers or, in the alternative, to extend the date by which CMRS carrier must comply with this requirement.

      CALEA — The Communications Assistance for Law Enforcement Act (“CALEA”) requires telecommunications carriers to ensure that their facilities are technically capable of assisting law enforcement officials’ use of wiretaps and like devices to intercept or isolate subscriber communications. The FCC adopted rules requiring all cellular, wireline and broadband PCS providers to implement the CALEA requirements by September 30, 2001, unless a carrier established a different implementation schedule with the FBI. The Company has established an agreed-upon schedule with the FBI for implementing the CALEA requirements in all of its markets. Certain CALEA requirements continue to be subject to regulatory review and court challenges, which could result in changes to existing CALEA requirements.

      Health and Safety — Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, and thus decrease demand for wireless products and services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. The FDA has recently issued guidelines for the use of wireless phones by pacemaker wearers. Safety concerns have also been raised with respect to the use of wireless handsets while driving. Federal, state and local legislation has been proposed in response to these concerns. The FCC’s safety limits for human exposure to radio frequency emissions went into effect September 1, 2000. After September 1, 2000 if any facility, operation or device is found to be non-compliant with radio frequency emissions guidelines, and if any required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

      Regulatory Oversight — The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state public utility commissions to oversee certain practices by the wireless industry, generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other areas. While the Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers and may petition the FCC to allow it to regulate the rates of CMRS providers. No state has petitioned the FCC, but such action by the states in the future cannot be precluded. Several states have also proposed or imposed consumer protection regulations on CMRS providers. At the local level, wireless facilities typically are subject to zoning and land use regulation, and may be subject to fees for use of public rights of way. Although local and state governments cannot categorically prohibit the construction of wireless facilities in any community, or take actions that have the effect of prohibiting construction, securing state and local government approvals for new tower sites may become a more difficult and lengthy process.

      The FCC does not presently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for wireless operations. However, the FCC has the authority to regulate the rates, terms and conditions under which the Company provides service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination. The FCC has adopted rules governing charges for long distance service (e.g., rate integration) and use of customer proprietary network information (“CPNI”), but these rules have been vacated by the courts and are now subject to further FCC review. Additionally, the FCC has adopted rules governing billing practices and access to wireless services by the disabled. While none of these existing requirements have a material impact on the Company’s operations, there is no assurance that future regulatory changes may not materially impact the Company. The FCC has determined that the Communications Act does not preempt state damages claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

     Employees and Labor Relations

      The Company considers its labor relations to be good and, to the Company’s knowledge, none of its employees are covered by a collective bargaining agreement. As of December 31, 2001, the Company employed a total of 4,661 people in the following areas:

Number of
Category	Employees

Domestic:
Sales and marketing	1,255
Engineering	273
General and administrative, including customer service	1,375
International:
WWI employees(1)	1,758

(1)	Includes employees of consolidated WWI subsidiaries.

The Business of Western Wireless International Holding Company

      At December 31, 2001, the Company owned approximately 98% of WWI and the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through consolidated subsidiaries and operating entities, is a provider of wireless and other communications services in Slovenia, Austria, Ireland, Bolivia, Iceland, Ghana, Haiti, Côte d’Ivoire, Croatia and Georgia. These entities are licensed to provide wireless services to over 73 million people. Population data in the following table is as of December 31, 2001 as reported by the Economist Intelligence Unit.

		Beneficial
		Ownership
Markets	Population	Percentage

Slovenia	2,000,000	100.0%
Austria	8,082,000	99.5%
Ireland	3,800,000	81.0%
Bolivia	8,330,000	70.0%
Iceland	283,000	57.3%
Ghana	19,300,000	56.7%
Haiti	7,300,000	51.0%
Côte d’Ivoire	14,800,000	40.0%
Croatia	4,600,000	19.0%
Georgia	5,010,000	14.5%

Total	73,505,000

     General

      The primary business of WWI is the delivery of mobile telecommunications services. In each of its mobile markets, WWI’s consolidated subsidiaries or operating entities provide mobile voice telephony utilizing GSM technology, with the exception of Haiti which utilizes TDMA technology. In certain markets, WWI’s consolidated subsidiaries or operating entities also provide other telecommunications services, including fixed line services, wireless local loop, international long distance and Internet access.

     Strategy

      WWI has pursued a strategy of obtaining licenses to provide telecommunications services in primarily two types of markets. First, WWI has invested in markets such as Georgia, Côte d’Ivoire, Bolivia and Haiti, where there is a substantial unmet demand for communications services and a high potential for rapid subscriber growth. These markets are often characterized by inadequate local landline telephone service, which is unavailable to the majority of the population. WWI believes that wireless technology is a more economic medium through which to deliver telecommunications services in these markets. By introducing competition and providing customers with a high quality alternative, WWI has succeeded in expanding the size and service offerings of the telecommunications sector in these markets. These markets tend to have limited competition in the wireless sector and generally have wireless penetration rates below 20%.

      In addition to these investments in underserved markets, WWI has invested in countries with more developed telecommunications infrastructure and substantial wireless competition, but where the entry costs are sufficiently low and the growth potential is sufficiently high to present an attractive investment opportunity. These markets generally have wireless penetration rates in excess of 50% and include Slovenia, Austria, Ireland and Iceland.

      In all cases, WWI seeks investment opportunities in markets with the potential for strong economic growth, and political and regulatory environments which encourage foreign investment in private telecommunications companies. In many of its markets, WWI has teamed up with local and international partners, providing technical and operating expertise to each of its operating entities. Once WWI has established operations in a new region, the company seeks to leverage its resources in that region by acquiring additional wireless licenses or businesses in neighboring countries.

     Operations

     Slovenia

      In November 2000, WWI’s operating company in Slovenia, Western Wireless International d.o.o. (“WWI d.o.o.”), was awarded a national GSM license. The license provides WWI d.o.o. with the right to provide mobile telephony services in the 1800-MHz band. WWI d.o.o. launched commercial services in December 2001, under the brand name Vega.

     Austria

      In June 2001, WWI acquired tele.ring Telekom Services GmbH (“tele.ring”), a provider of GSM mobile, fixed line and Internet services in Austria, from a subsidiary of Vodafone Group Plc. tele.ring was formed in January 1997 to provide fixed line services and launched commercial GSM mobile service in May 2000.

     Ireland

      In May 2000, WWI’s operating joint venture in Ireland, Meteor Mobile Communications Limited (“Meteor”), obtained the right to provide mobile telephony services in the 900-MHz and 1800-MHz bands throughout Ireland. Meteor’s dual-band network launched commercial service in February 2001.

     Bolivia

      In November 1999, WWI’s operating joint venture in Bolivia, NuevaTel S.A. (“NuevaTel”), was awarded a nationwide PCS license. NuevaTel launched commercial service in November 2000 under the brand name Viva.

     Iceland

      In July 1997, WWI’s operating joint venture in Iceland, TAL h.f. (“TAL”) was awarded a national GSM license. TAL launched commercial service in May 1998.

     Ghana

      In January 1997, WWI’s operating joint venture in Ghana, Western Telesystems (GH), Ltd. (“Westel”), was granted the Second Network Operator license for telecommunication services. Westel is licensed to provide fixed and wireless telecommunications services throughout Ghana, including basic phone service, cellular, paging, international long distance, pay phones, data communications, private networks and satellite communications. Westel launched its commercial service of its wireless local loop network, and its international gateway and payphone network in February 1998.

     Haiti

      In September 1998, WWI’s operating joint venture in Haiti, Communication Cellulaire d’Haiti (“COMCEL”) was awarded a license to construct and operate a nationwide TDMA mobile communications network. Additionally, COMCEL was granted the right to build and operate services such as paging, payphones and, in the future, an international gateway. COMCEL launched commercial mobile service in Port-au-Prince, Haiti in September 1999.

     Côte d’Ivoire

      In January 2000, WWI completed the acquisition of a 40% interest in Comstar Cellular (“Comstar”), a GSM cellular operator in Côte d’Ivoire. After significantly expanding the network, Comstar relaunched commercial services under the new brand name, CORA de Comstar, in September 2000.

     Croatia

      In September 1998, WWI’s operating joint venture in Croatia, VIP-Net GSM (“VIP-Net”), was awarded the first private GSM license in Croatia. VIP-Net launched commercial service in July 1999.

     Georgia

      In July 1996, WWI’s operating joint venture in Georgia, MagtiCom GSM, Ltd. (“MagtiCom”), was granted the country’s second GSM license. MagtiCom launched commercial service in September 1997.

Item 2.     PROPERTIES

      In addition to the direct and attributable interests in cellular licenses, paging licenses and other similar assets discussed previously, the Company leases its principal executive offices located in Bellevue, Washington. The Company, its subsidiaries and affiliates also lease and own locations for inventory storage, microwave, Cell Site and switching equipment and local sales and administrative offices.

      The Company currently leases its domestic customer call centers in Issaquah, Washington and McAllen, Texas. The Company owns a call center in Manhattan, Kansas. These call centers are expected to support the Company’s anticipated subscriber growth for the foreseeable future.

      The Company’s international operations typically lease their headquarters, customer call centers and warehouses.

Item 3.     LEGAL PROCEEDINGS

      There are no material, pending legal proceedings to which the Company or any of its subsidiaries or affiliates is a party or to which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company or any of its subsidiaries or affiliates.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of the executive officers and key personnel of Western Wireless Corporation (“the Company”) are listed below along with their business experience during the past five years. The business address of all officers of the Company is 3650 131st Avenue SE, Bellevue, Washington 98006. All of these individuals are citizens of the United States. Executive officers of the Company are appointed by the Board of Directors. As Vice President and Controller of the Company, Mr. Scott Soley, although not an executive officer, is a key employee and the Company’s chief accounting officer. No family relationships exist among any of the executive officers or key personnel of the Company, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

Name	Age	Position

John W. Stanton	46	Chairman, Director and Chief Executive Officer
Donald Guthrie	46	Vice Chairman
Mikal J. Thomsen	45	President, Chief Operating Officer and Director
Theresa E. Gillespie	49	Executive Vice President and Director
Bradley J. Horwitz	46	Executive Vice President and President Western Wireless International
Gerald J. “Jerry” Baker	55	Senior Vice President
H. Stephen Burdette	52	Senior Vice President
Jeffrey A. Christianson	45	Senior Vice President, General Counsel and Secretary
Thorpe M. “Chip” Kelly, Jr.	39	Senior Vice President
Scott A. Soley	39	Vice President and Controller (Chief Accounting Officer)

      John W. Stanton has been a director, Chairman of the Board and Chief Executive Officer of the Company and its predecessors since 1992. Mr. Stanton has been Chief Executive Officer and Chairman of VoiceStream since it was formed in 1994, and was a director of VoiceStream from February 1998 to June 2001 when VoiceStream was acquired by Deutsche Telekom. Mr. Stanton served as a director of McCaw Cellular Communications (“McCaw Cellular”) from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is a member of the board of directors of Advanced Digital Information Corporation, and Columbia Sportswear, Inc., and a trustee of Whitman College, a private college.

      Donald Guthrie has been Vice Chairman of the Company since November 1995. Mr. Guthrie also served as Chief Financial Officer of the Company from February 1997 to May 1999. Mr. Guthrie continues to serve as Vice Chairman of VoiceStream, a former subsidiary of the Company, as he has done since 1995. From 1986 to 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to 1995, he served as Senior Vice President — Finance of LIN Broadcasting.

      Mikal J. Thomsen has been President of the Company since May 1999, and Chief Operating Officer of the Company and one of its predecessors since 1991. In his capacity as Chief Operating Officer, Mr. Thomsen has been responsible for all domestic cellular operations since August 1998. He was also a director of its predecessor from 1991 until the Company was formed in 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw Cellular, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990.

      Theresa E. Gillespie has been Executive Vice President of the Company since May 1999. Prior to being elected Executive Vice President, Ms. Gillespie served as Senior Vice President of the Company from 1997 until May 1999, and Chief Financial Officer of the Company and one of its predecessors from 1991 to 1997. Ms. Gillespie was Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since

1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw Cellular. From 1976 to 1986 she was employed by a national public accounting firm.

      Bradley J. Horwitz has been Executive Vice President of the Company since March 2000, and President of Western Wireless International Corporation (“WWI”), a subsidiary of the Company, since 1995. Mr. Horwitz was Vice President — International of the Company from 1995 to March 2000, and held various positions at McCaw Cellular, serving as Vice President — International Operations from 1992 to 1995, Director — Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990.

      Gerald J. “Jerry” Baker has been Senior Vice President of Engineering and Technical Operations for the Company since January 2001, after spending almost four years as Vice President of Engineering and Technology for WWI. Prior to joining WWI in 1997, Mr. Baker was Chief Technical Officer for GTE Mobilnet’s California operations for three years. Between 1988 and 1994, he spent six years in various senior technical management positions with US West Cellular. Mr. Baker held senior technical management positions at McCaw Cellular between 1984 and 1988.

      H. Stephen Burdette has been Senior Vice President — Information Technology and Customer Services of the Company since April 2000. Mr. Burdette joined the Company in August 1999 as Senior Vice President — Sales, Marketing and Customer Services. Before joining the Company, Mr. Burdette served as Senior Vice President — Operations for MobileComm, a Bell South Company, from 1990 to 1994; then for MobileMedia from 1994 to 1996; and subsequently for MobileComm from 1996 to 1999 after it was purchased by MobileMedia.

      Jeffrey A. Christianson has been Senior Vice President and General Counsel of the Company since February 2000 and Corporate Secretary since July 2000. From 1996 to January 2000, Mr. Christianson served as Senior Vice President, Business Development, General Counsel and Corporate Secretary of Wizards of the Coast, Inc. From 1993 to 1996, Mr. Christianson served as General Counsel and Corporate Secretary of Heart Technology, Inc., a medical device company. Mr. Christianson is a member of the board of directors of The Humane Society for Seattle/ King County and the Northwest Children’s Fund, a Seattle-based non-profit community foundation.

      Thorpe M. “Chip” Kelly, Jr. has been Senior Vice President of Sales and Marketing for the Company since September 2000. Prior to being elected Senior Vice President, Mr. Kelly served as Vice President of Sales from April 1999 and Executive Director of Sales from 1998. Mr. Kelly has worked with the Company and its predecessors since 1989 in a variety of field and corporate sales management positions.

      Scott A. Soley has been Vice President and Controller of the Company since July 2001, and has been a key employee as the chief accounting officer since August 1999. From 1995 to 1999, Mr. Soley held various accounting positions with the Company. Prior to 1995, Mr. Soley held various accounting positions with Egghead Software, Inc. and gained two years of experience at a local public accounting firm in the Seattle area.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company commenced its initial public offering on May 22, 1996, at a price to the public of $23.50 per share. Since that date, the Company’s Class A Common Stock has been traded on the NASDAQ Stock Market under the symbol WWCA. There currently is no established public trading market for the Company’s Class B Common Stock. The following table sets forth the quarterly high and low bid quotations for the Class A Common Stock on the NASDAQ Stock Market. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

2000
First quarter	$73.50	$39.50
Second quarter	$61.25	$34.81
Third quarter	$61.50	$31.06
Fourth quarter	$48.38	$30.25
2001
First quarter	$49.75	$34.56
Second quarter	$46.00	$35.88
Third quarter	$43.06	$28.07
Fourth quarter	$35.00	$23.00

      The Company has never declared or paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. In addition, certain provisions of the Senior Secured Facilities (as described in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources”) and the indentures of its public debt offerings contain restrictions on the Company’s ability to declare and pay dividends on its Common Stock.

      As of March 22, 2002 there were approximately 189 and 45 shareholders of record of the Company’s Class A and Class B Common Stock, respectively.

      There were no sales of unregistered securities made by the registrant in 2001.

Item 6.     SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial and operating data for the Company, excluding subscriber data, as of and for each of the five years in the period ended December 31, 2001, which was derived from the Company’s consolidated financial statements and notes thereto that have been audited. All of the data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto.

Consolidated Financial Data(1)(2)

	Year Ended December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,073,362	$834,954	$626,777	$460,567	$334,866
Operating expenses(3)	1,051,802	645,979	486,625	379,287	297,586
Stock based compensation	2,302	20,097	79,223

Operating income	19,258	168,878	60,929	81,280	37,280
Gain on sale of Latvian joint venture		57,412
Other expense	(188,444)	(150,565)	(110,660)	(95,118)	(38,999)
Minority interest in consolidated subsidiaries	19,689	2,058	1,610	479

Net income (loss) from continuing operations before extraordinary item and cumulative change in accounting principle	(149,497)	77,783	(48,121)	(13,359)	(1,719)
Loss from discontinued operations			(100,652)	(210,710)	(263,815)
Extraordinary item		(12,377)
Cumulative change in accounting principle	(5,580)

Net income (loss)	$(155,077)	$65,406	$(148,773)	$(224,069)	$(265,534)

Share data(4):
Basic income (loss) per share Continuing operations	$(1.90)	$1.00	$(0.63)	$(0.17)	$(0.03)
Discontinued operations			(1.31)	(2.78)	(3.73)
Extraordinary item		(0.16)
Cumulative change in accounting principle	(0.07)

Basic income (loss) per share	$(1.97)	$0.84	$(1.94)	$(2.95)	$(3.76)

Share data(4):
Diluted income (loss) per share Continuing operations	$(1.90)	$0.97	$(0.63)	$(0.17)	$(0.03)
Discontinued operations			(1.31)	(2.78)	(3.73)
Extraordinary item		(0.16)
Cumulative change in accounting principle	(0.07)

Diluted income (loss) per share	$(1.97)	$0.81	$(1.94)	$(2.95)	$(3.76)

Weighted average shares outstanding
Basic	78,625,000	77,899,000	76,775,000	75,863,000	70,692,000

Diluted	78,625,000	80,303,000	76,775,000	75,863,000	70,692,000

	December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands)
Consolidated Balance Sheets Data:
Total assets	$2,370,420	$1,996,469	$1,352,590	$1,221,300	$1,386,535

Total long-term debt, net of current portion	$2,237,374	$1,926,393	$1,450,000	$1,045,000	$1,095,000

Consolidated Cash Flows Provided by (used in):
Operating activities	$78,070	$166,971	$95,712	$66,669	$83,631
Investing activities	$(438,170)	$(644,251)	$(467,141)	$(29,678)	$(688,356)
Financing activities	$382,062	$457,823	$411,972	$(49,921)	$570,376
Other Data:
EBITDA(5)	$237,154	$314,036	$242,165	$155,682	$103,875
Ending domestic subscribers(6)	1,176,500	1,049,500	834,700	660,400	520,000
Ending consolidated international subscribers(7)	547,900	85,500	N.M.	N.M.	N.M.

(1)	As the result of the SEC’s Staff Accounting Bulletin Number 101 (“SAB 101”), “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”, subscriber revenue excludes incollect costs. Incollect costs are reflected in cost of service. Incollect costs represent the costs of the Company’s customers roaming on other carriers’ networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been conformed to reflect this presentation. There is no impact as a result of this change on operating income, net income or EBITDA.

(2)	Certain amounts in prior years’ consolidated financial data have been restated to exclude the discontinued operations of VoiceStream.

(3)	Operating expenses, excluding stock based compensation.

(4)	Earnings per share and the number of shares outstanding has been calculated based on the requirements of Statement of Financial Accounting Standards No. 128. For the losses presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

(5)	EBITDA represents operating income (loss) before depreciation, amortization and stock based compensation. Management believes EBITDA provides meaningful additional information on the Company’s operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company’s continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles (“GAAP”), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the Company’s presentation may not be comparable to other similarly titled measures of other companies.

(6)	Domestic subscribers include postpaid and reseller subscribers, and exclude prepaid subscribers.

(7)	International consolidated subscribers include postpaid and prepaid subscribers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless Corporation (the “Company”) operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; and other factors referenced in the Company’s public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission.

      Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Overview

      Western Wireless Corporation (the “Company”) provides cellular communications services in 19 western states under the Cellular One and Western Wireless brand names principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to the Company’s belief that there are certain strategic advantages to operating in these areas. The Company provides wireless services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). During the third quarter of 2001, the Company acquired 10 MHz personal communication services (“PCS”) licenses for the Amarillo, Texas, Clovis, New Mexico, and Liberal, Kansas Basic Trading Areas (“BTAs”). As of December 31, 2001, these BTAs had not yet been built. The Company is currently planning to launch commercial service in Amarillo, Texas in 2002.

      During 2001, the Company began migrating certain portions of its domestic wireless network from an analog based system to a CDMA digital system, focusing first on MSAs. The Company will continue to offer analog and TDMA digital services, but believes that most wireless carriers in the United States will ultimately utilize GSM and CDMA based digital technology in the future. At December 31, 2001, the Company had launched digital service in 16 of its 18 MSAs and 39 of its 88 RSAs. The Company has focused on migrating its high minute of use subscribers to the new CDMA digital platform by offering them free or discounted handsets.

      The Company owns approximately 98% of Western Wireless International Holding Corporation, formerly known as Western Wireless International Corporation (“WWI”), the balance is owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through consolidated subsidiaries and equity investments, is a provider of wireless communications services in ten countries.

      At December 31, 2001, WWI owned wireless licenses in ten foreign countries with a controlling interest in seven of these countries. The Company’s method of accounting for these entities is as follows:

Consolidated(1)	Equity Method(1)

Slovenia(2)	Côte d’Ivoire
Austria(3)	Croatia
Ireland(4)	Georgia
Bolivia(5)
Iceland(5)
Ghana(5)
Haiti(5)

(1)	U.S. headquarters functions and majority owned European consolidated subsidiaries are recorded as of the date of the financial statements. For the periods presented, consolidated subsidiaries in Africa, South America and the Caribbean along with all non-controlling equity investments are recorded on a one-quarter lag. The Company intends to bring its consolidated subsidiaries in South America and the Caribbean current in the first quarter of 2002.

(2)	The Slovenian license was awarded in November 2000 and granted in January 2001. Slovenia launched services in December 2001.

(3)	On June 29, 2001 WWI acquired tele.ring Telekom Service GmbH (tele.ring), a provider of GSM mobile, Internet, and fixed line services in Austria, from a subsidiary of Vodafone Group Plc.

(4)	Ireland launched services in February 2001.

(5)	WWI began consolidating Bolivia, Iceland, Ghana and Haiti during 2000 as a result of acquiring additional ownership interests. The Company eliminated the one-quarter lag and brought the results of Iceland current in the third quarter of 2001 to be consistent with its other European consolidated subsidiaries. The Company intends to bring the results of Bolivia and Haiti current during the first quarter of 2002.

     The Company had an 80.1% controlling interest in VoiceStream, an entity that provides wireless communication services through the ownership and operation of PCS licenses. On May 3, 1999, VoiceStream was formally separated from the Company (the “Spin-off”). As of that date, the Company distributed all of its interest in VoiceStream to its shareholders. For additional information regarding the Spin-off, see the Company’s information statement filed with the SEC on Form 14-C dated April 12, 1999.

      Revenues for the Company consist primarily of subscriber revenues, roamer revenues, fixed line revenues and equipment sales. The majority of revenues are derived from subscriber revenues. Subscriber revenues include monthly access charges, charges for airtime used in excess of plan minutes, long distance charges derived from calls placed by the Company’s customers, international prepaid revenues and other charges such as activations, voice mail, call waiting and call forwarding. Beginning in 2000, as the result of the SEC’s Staff Accounting Bulletin Number 101 (“SAB 101”), “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”, subscriber revenue excludes incollect costs. Incollect costs represent the costs of the Company’s customers roaming on other carriers’ networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been conformed to reflect this presentation. There is no impact as a result of this change on operating income, net income or EBITDA.

      Roamer revenues result from providing service to subscribers of other wireless carriers when those subscribers “roam” into the Company’s markets and use its systems to carry their calls. Roaming revenues historically yielded higher average per minute rates and higher margins than subscriber revenues. The per minute rate paid by a roamer is established by an agreement between the Company and the roamer’s wireless provider.

      Fixed line revenues represent non-wireless revenues mainly from the Company’s fixed line business in Austria.

      “Service revenues” include subscriber, roamer, fixed line and other revenue. Other revenues consist primarily of paging revenues, revenue related to international long distance and revenue from the licensees of the CellularOne Group name.

      Equipment sales consist of wireless handset and accessory sales to customers. The Company sells both analog and digital handsets below cost and regards these losses as a cost of building its subscriber base.

      Cost of service consists of the cost of providing wireless service to subscribers, providing access to local exchange and long distance carrier facilities and maintaining the wireless network. As the result of SAB 101 and EITF 99-19, cost of service also includes incollect costs. As previously discussed, incollect costs represented the costs of customers roaming on other carriers’ networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been conformed to reflect this presentation. There is no impact as a result of this change on operating income, net income or EBITDA.

      Cost of equipment sales consists of the costs related to handset and accessory sales to customers. The Company also records the cost of handsets to cost of equipment sales as they relate to migrating customers to digital service on a free or discounted basis or customer retention with the signing of a new service agreement.

      General and administrative expenses are principally variable costs. General and administrative costs include costs associated with billing a subscriber and administrative costs associated with maintaining subscribers, including: customer service, accounting and other centralized functions. General and administrative expenses also include billing costs and subscriber bad debt.

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

      Interest expense includes interest on the Company’s consolidated debt. The Company is currently a significant source of financing for WWI. Intercompany interest has been eliminated for consolidation purposes.

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

      EBITDA represents operating income (loss) before depreciation, amortization and stock based compensation. Management believes EBITDA provides meaningful additional information on the Company’s operating results and on its ability to service its long-term debt and other fixed obligations, and to fund the Company’s continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles (“GAAP”), as an alternate to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because all companies do not calculate EBITDA in the same manner, the Company’s presentation may not be comparable to other similarly titled measures of other companies.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to subscriber and roamer revenues, interconnect costs, incollect expense, allowance for doubtful accounts, long-lived assets, investments in unconsolidated affiliates, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company has multiple billing cycles all of which span the Company’s year-end. This requires management to estimate the amount of subscriber revenue associated with a portion of each bill cycle up to the end of the year. The Company follows this method since reasonably dependable estimates of the revenue can be made. Actual bill cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of the year.

      Roamer revenues and incollect cost information is provided to the Company primarily through a third party centralized clearinghouse. The Company receives data from a clearinghouse the middle of each month. This requires management to estimate roamer revenue and incollect expense up to the end of the year. Management analyzes the most recently available information from the clearinghouse and historical trends to determine the revenue and expense estimates. The Company follows this method since reasonably dependable estimates of roamer revenue and incollect cost can be made. Actual clearinghouse results and the associated roamer revenue and incollect costs may vary, depending on usage, from the results estimated at the end of the year.

      The Company is invoiced for its access to and usage of local exchange and long distance carrier facilities on multiple billing cycles which span the Company’s year-end. This requires management to estimate the expenses associated with a portion of each bill cycle up to the end of the year. The Company uses this method since reasonable dependable estimates of these costs can be made. Actual local and long distance expenses may vary, depending on customer usage, from those estimated at the end of the year.

      The Company must make estimates of the collectability of its subscriber accounts receivable. Management analyzes historical write-offs, changes in the Company’s internal credit policies and customer concentrations when evaluating the adequacy of the Company’s allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates or if actual experience differs from estimates.

      The Company assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers which could trigger an impairment review include significant underperformance relative to minimum future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

      The Company has investments in unconsolidated affiliates that are in foreign countries. These investments are subject to the laws and regulations governing telecommunication services in effect in each of the countries in which they operate. These laws and regulations can have a significant influence on the results of operations and the value of the Company’s investment in these affiliates. Laws and regulations are subject to change by the responsible governmental agencies. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company’s results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions and estimates used to prepare its financial statements when deemed necessary. In addition, the Company assesses the impairment of its investments in unconsolidated affiliates whenever major events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. Factors management considers which could trigger an impairment review include significant under performance relative to minimum future operating results, a significant change in the strategy for our overall business or the impact of future laws and regulations of foreign government agencies.

      As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the countries in which the Company operates. This process involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. Management believes that, based on a number of factors, there is uncertainty regarding the realization of the Company’s domestic and foreign net operating loss (“NOL”) carryforwards.

      In the ordinary course of business, the Company is subject to litigation and contingencies. Management must use its best judgment and estimates of probable outcomes when determining the impact to the Company and its financial results. The Company assesses the impact of claims and litigation on a regular basis and updates the assumptions and estimates used to prepare its financial statements when deemed necessary.

Recently Issued Accounting Standards:

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset’s carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact this statement will have on its future consolidated financial results.

      In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations: (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes its domestic licensing costs qualify as having indefinite useful lives and therefore will cease amortization of domestic licensing costs on a prospective basis. The Company recognized pre-tax amortization of domestic licensing costs of $30.5 million, $22.4 million and $15.2 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Indefinite lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company will be required to complete a transitional impairment test related to indefinite lived intangible assets. Any resulting impairment loss will be recognized as a cumulative effect of change in accounting principle. Based upon management’s current assessment, the Company does not anticipate recording any material impairment charges associated with its consolidated goodwill and other indefinite lived intangible assets upon adoption of this standard. The impact of adoption of SFAS No. 142 will result in a charge for non-cash income tax expense of approximately $60 million related to the creation of temporary differences between book and tax accounting having an indefinite reversal life.

Results of Domestic Operations for the Years Ended December 31, 2001, 2000 and 1999

      The Company had 1,176,500 domestic subscribers at December 31, 2001, a 12.1% increase during 2001. The Company had 1,049,500 domestic subscribers at December 31, 2000, a 25.7% increase in 2000. The Company had 834,700 domestic subscribers at December 31, 1999, a 26.4% increase during 1999. The net number of domestic subscribers added through system acquisitions was approximately 30,000 in 2000 and 24,000 in 1999.

      The following table sets forth certain financial data as it relates to the Company’s 2001, 2000 and 1999 domestic operations:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Revenues:
Subscriber revenues	$619,214	$548,202	$447,498
Roamer revenues	244,538	228,694	150,725
Equipment sales and other revenues	49,719	35,644	28,554

Total revenues	$913,471	$812,540	$626,777

Operating expenses:
Cost of service	$193,363	$171,803	$128,319
Cost of equipment sales	80,008	43,175	36,249
General and administrative	166,712	151,611	115,563
Sales and marketing	128,378	125,542	99,610
Depreciation and amortization	190,601	120,826	101,254
Stock based compensation	4,183	9,334	75,361

Total operating expenses	$763,245	$622,291	$556,356

EBITDA	$345,010	$320,409	$247,036

Domestic Revenues

      The increase in subscriber revenues each year is primarily due to the growth in the number of subscribers partially offset by a decrease in the average monthly subscriber revenue per subscriber (“ARPU”). ARPU was $46.36 in 2001, a 4.4% decline from $48.49 in 2000, which was a 2.8% decline from $49.88 in 1999. The decline in ARPU is the result of several factors including: (i) larger home calling areas; (ii) more rate plans that included long distance at no additional charge; and (iii) an increase in the number of partner plans at a lower access rate that share minutes with an existing plan. The Company continues to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. Management believes new rate plans offered in 2002 will slow the decline in ARPU.

      The increase in roamer revenues over the past three years is the result of an increase in roaming traffic on the Company’s network, partially offset by a decrease in the rates charged between carriers. A significant portion of the increase is driven by the growth in roamer minutes with digital carriers as a result of the Company’s strategy to become the roamer carrier of choice for other carriers. Roamer revenues as a percentage of total revenues was 26.8% in 2001, compared to 28.1% in 2000 and 24.0% in 1999. On June 1, 2001, the Company signed an extension of its roaming agreement, through June 15, 2002, with AT&T Wireless Services, Inc. (“AT&T Wireless”), its largest roaming partner, at a lower per minute rate than the prior agreement. In March 2002, the Company extended its existing roaming agreement with AT&T Wireless. The contract extension becomes effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to current contractual rates charged to AT&T Wireless for AT&T Wireless’ customers roaming on the Company’s network. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Management expects a modest decline in roamer revenues on a year-over-year basis in 2002.

      In January 2002, AT&T Wireless and Cingular Wireless announced a joint venture to build a 1900 MHz GSM system that overlays certain interstate highway portions of the Company’s footprint. The Company believes that if the system is completed as disclosed, it could result in an unfavorable impact of approximately 5% of current roamer revenues in 2003.

      Equipment sales and other revenues, which consist primarily of wireless handset and accessory sales to customers, increased from 2000 to 2001 due mainly to an increase in the average revenue per phone due to an increase in the number of digital, dual-mode and tri-mode handsets sold. The increase in equipment sales and other revenues from 1999 to 2000 was due mainly to an increase in the number of gross subscriber additions. As analog handsets become more difficult to purchase and as the Company continues to convert cell site capacity from analog to digital, the Company will sell more digital, dual-mode and tri-mode handsets. As the cost of digital handsets continues to decline, the Company expects it will pass these savings on to its customers. However, the Company expects it will continue to sell these handsets at higher prices than it historically sold analog handsets.

Domestic Operating Expenses

      Cost of service increased $21.6 million and $43.5 million for 2001 and 2000, respectively. The increase is mainly attributable to the increased costs of maintaining the Company’s expanding domestic wireless network to support an increase in network usage by subscribers and roamers. Domestic cost of service per minute of use (“MOU”) decreased to $0.04 per MOU for 2001 from $0.06 per MOU and $0.08 per MOU for 2000 and 1999, respectively. The decrease in domestic cost of service per MOU is due mainly to fixed cost components increasing at a slower rate than variable costs on a per minute basis. Further, the Company has seen its per minute cost of incollect and long distance decrease in 2001 due to newly signed roamer and long distance contracts. The Company expects domestic cost of service dollars to continue to increase in future periods as a result of a growing subscriber base and the increase in other carriers’ customers roaming on its network. Domestic cost of service per MOU is expected to continue to gradually decline as greater economies of scale continue to be realized.

      General and administrative costs increased $15.1 million and $36.0 million for 2001 and 2000, respectively. The Company’s domestic general and administrative monthly cost per average subscriber decreased to $12.48 in 2001 compared to $13.41 in 2000 and $12.88 in 1999. The decrease from 2000 to 2001 is primarily the result of increased cost efficiencies as the result of the growing subscriber base. The increase from 1999 to 2000 is largely due to additional headquarter costs resulting from lost cost efficiencies as a result of the Spin-off. In addition, new call centers opened in Manhattan, Kansas and McAllen, Texas during the fourth quarter of 1999 and the first quarter of 2000, respectively. Also, the Company incurred pre-launch costs related to its new billing system during 2000, which was deployed early in 2001. Management anticipates cost efficiencies to continue on a per domestic subscriber basis in future periods.

      Sales and marketing costs increased $2.8 million and $25.9 million for 2001 and 2000, respectively. In 2001, the increase is the result of a slight increase in year-over-year gross subscriber additions. In 2000, the increase was the result of an increase in gross and net subscriber additions. In 2001, sales and marketing cost per net subscriber added, including the loss on equipment sales, increased to $1,336 compared to $749 in 2000 and $748 in 1999. The increase in 2001 is due partly to a growth in disconnected subscribers causing the increase in costs to be spread over fewer net subscriber additions. The growth in disconnected subscribers is a result of an increase in the churn rate (representing customer attrition) applied to the larger subscriber base. In addition, the Company invested in migrating existing subscribers via free or reduced cost handsets to its new digital network. The costs of these handsets were included in the cost of equipment sales.

      Cost of equipment sales increased $36.8 million and $6.9 million for 2001 and 2000, respectively. In 2001, the increase results from three main factors: (i) an increase in the number of handsets sold along with an increase in the average cost of handsets sold; (ii) free and discounted handsets associated with the migration of existing customers to the Company’s new CDMA technology platform; and (iii) discounted or free handsets associated with the extension of existing service contracts. The increase from 1999 to 2000 was the result of an increase in the number of handsets sold, partially offset by a decrease in the cost of handsets sold. The Company expects that as its mix of digital and analog handsets continues to migrate more toward digital, its per unit cost of handsets will increase, partially offset by declining prices of digital handsets in the market place. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, the Company has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      The increase in depreciation and amortization expense is mainly attributable to the growth of domestic wireless communication system assets. As the Company continues to add wireless infrastructure to service its growing domestic subscriber base, management anticipates depreciation and amortization expenses will increase in future periods.

      Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog radios, and has accordingly accelerated its depreciation schedule. The impact in the year ended December 31, 2001 was approximately $9 million. The remaining estimated impact of this change is approximately $14 million to depreciation expense spread through 2002 and 2003.

      The decrease in stock based compensation results primarily from completion of amortization of deferred compensation due to the cancellation and reissuance of employee stock options as a result of the Spin-off of VoiceStream in 1999.

Domestic EBITDA

      Domestic EBITDA increased due mainly to increased subscriber and roaming revenues and cost efficiencies related to the increased subscriber base partially offset by an increase in loss on equipment sales. Operating margin (domestic EBITDA as a percentage of service revenues) decreased slightly to 39.4% in 2001 compared to 41.0% in 2000 and 40.9% in 1999. Management expects domestic EBITDA to increase at a moderate pace in 2002.

Results of International Operations for the Years Ending December 31, 2001, 2000 and 1999

      The following discussions include, where meaningful, the results of WWI for the years ended December 31, 2001, 2000 and 1999. As there were no significant operating revenues or expenses related to WWI during the year ended December 31, 1999, results for this period while presented are not discussed.

      The Company’s international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Iceland, Bolivia and Haiti and fixed line service mainly in Austria. The Company had 547,900 consolidated international customers at December 31, 2001. This represents an increase of 462,400 compared to December 31, 2000. The increase in consolidated customers is due mainly to net additions of 275,200 during the year ended December 31, 2001. Additionally, 187,200 customers were acquired in the acquisition of tele.ring at the end of June 2001. As of December 31, 2001, approximately 64% of the Company’s consolidated international customers are prepaid customers. As of December 31, 2001, WWI has 175,200 fixed lines, of which 167,700 were acquired in the acquisition of tele.ring.

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Revenues:
Subscriber revenues	$105,169	$12,989
Roamer revenues	8,454	543
Fixed line revenues	29,198	2,351
Equipment sales and other revenues	17,070	6,531

Total revenues	$159,891	$22,414

Operating expenses:
Cost of service	$107,108	$8,433
Cost of equipment sales	27,457	1,409
General and administrative	62,547	15,756	$4,871
Sales and marketing	70,635	3,189
Depreciation and amortization	24,993	4,235	759
Stock based compensation	(1,881)	10,763	3,862

Total operating expenses	$290,859	$43,785	$9,492

EBITDA	$(107,856)	$(6,373)	$(4,871)

International Revenues

      The increase in subscriber revenues for the year ended December 31, 2001 compared to the same period in 2000 is primarily due to the inclusion of subscriber revenue generated by tele.ring which was acquired by the Company at the end of June 2001. In addition, effective in the third quarter of 2000, the Company consolidated subscriber revenue generated by the Company’s Icelandic operations that were previously accounted for as an equity investment. Further, the Company launched service in Ireland in February 2001 and Bolivia in November 2000.

      The increase in roamer revenues for the year ended December 31, 2001 compared to the same period in 2000 is primarily due to the inclusion of roamer revenue generated by tele.ring which was acquired by the Company at the end of June 2001 and the launch of Ireland in February 2001.

      Fixed line revenues increased for the year ended December 31, 2001 as compared to the same period in 2000 as a result of inclusion of fixed line revenue generated by tele.ring, which was acquired by the Company at the end of June 2001.

      Equipment sales and other revenues, which consist mostly of wireless handset and accessory sales to customers, increased for the year ended December 31, 2001 compared to the same period in 2000 primarily due to an increase in gross international customer additions as a result of the launch of services in Ireland and Bolivia in February 2001 and November 2000, respectively, and the consolidation of the Company’s Icelandic operations that were previously accounted for as an equity investment. The Company anticipates continued growth in international equipment sales as a result of increases in mobile customer additions.

International Operating Expenses

      Cost of service expenses, cost of equipment sales, and depreciation and amortization expenses represent expenses incurred by the Company’s consolidated operating international markets. Two of the Company’s international consolidated markets were operational during the entire year ended December 31, 2000. The Company’s Icelandic operations were consolidated during the third quarter of 2000 after having been

31.1

previously accounted for as an equity investment. Since the third quarter of 2000, the Company’s international operations in Ireland, Bolivia and Slovenia became operational and the Company acquired tele.ring at the end of June 2001. Accordingly, cost of service expenses, cost of equipment sales, and depreciation and amortization expenses increased for the year ended December 31, 2001 over the same period in 2000. Similarly, general and administrative costs increased due to the costs associated with supporting the additional markets in which the Company has majority-owned international operations and sales and marketing costs increased as a result of the effort to increase net subscriber additions. As the Company’s international majority-owned operating markets increased from three in the fourth quarter of 2000 to seven as of December 31, 2001, the period over period trend is not necessarily indicative of future trends. As the Company continues to add subscribers and expand its wireless footprint in its consolidated international markets, these operating expenses are expected to continue to increase.

      The decrease in stock based compensation is primarily a result of a revaluation of WWI’s stock appreciation rights (“SARs”) based on current market conditions.

International EBITDA

      International EBITDA for the Company’s international consolidated subsidiaries, which represents operations in existing markets, declined for the year ended December 31, 2001 compared to the same period in 2000 due to the inclusion of tele.ring’s results of operations, the consolidation of the Company’s Icelandic operations during the third quarter of 2000 and the launch of operations in Bolivia and Ireland in the fourth quarter of 2000 and the first quarter of 2001, respectively. Management expects international negative EBITDA to improve throughout 2002 as a result of continued growth in existing markets.

Consolidated Other Income (Expense)

      Interest and financing expense increased to $164.3 million in 2001 from $152.2 million in 2000 and $100.0 million in 1999. The increase is due to an increase in the average long-term debt partially offset by a decrease in the Company’s weighted average interest rate. Long-term debt was incurred primarily to fund the Company’s capital expenditures, acquisition of wireless properties and international projects through WWI. The weighted average domestic interest rate paid to third parties was 8.0%, 9.3% and 8.1% in 2001, 2000 and 1999, respectively. The consolidated international weighted average interest rate paid to third parties was 7.8% and 7.6% for the years ended December 31, 2001 and 2000, respectively.

Consolidated Net Income (Loss) from Continuing Operations

      The change from net income from continuing operations in 2000 to net loss from continuing operations in 2001 is the result of several factors, including: (i) the acquisition, launch of operations and consolidation of WWI markets during late 2000 and throughout 2001; (ii) an increase in domestic equipment loss due to increases in the number of handsets sold, in particular, free and discounted handsets associated with the migration of existing customers to the Company’s new CDMA technology platform; (iii) an increase in depreciation and amortization expense; and (iv) a $57.4 million gain recorded on the sale of its Latvian joint venture in 2000. The change from a net loss from continuing operations in 1999 to net income from continuing operations in 2000 is due partly to the $69.6 million in stock based compensation as a result of the Spin-off recorded in 1999. In addition, the Company recorded a gain on the sale of the Latvian joint venture in 2000, as previously discussed.

Consolidated Net Operating Loss Carryforwards

      The Company had no tax liability for the current period due to NOL carryforwards from prior years. At December 31, 2001, NOL carryforwards amounting to approximately $594 million were available. The NOL carryforwards will expire between 2006 and 2021. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed the Company in July 1994 and due to changes in shareholdings that occurred during 1999. Management believes that, based on a number of factors, there is uncertainty regarding the realization of the Company’s NOL carryforwards.

Consolidated Liquidity and Capital Resources

      The Company has a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of December 31, 2001, $1.7 billion was outstanding under the Credit Facility. Based on the December 31, 2001, covenant analysis, the Company had approximately $260 million available to borrow under the Credit Facility. Substantially all the assets of the Company are pledged as collateral for such indebtedness. The terms of the Credit Facility restrict, among other things, the sale of assets, distribution of dividends or other distributions and loans. Based on the amounts outstanding under the Credit Facility at December 31, 2001, the Company would pay $106 million in principal during the year ending December 31, 2003.

      The Company has issued $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006 (the “2006 Notes”) at par and $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2007 (the “2007 Notes”) at par. Indebtedness under the 2006 Notes and 2007 Notes matures on June 1, 2006, and February 1, 2007, respectively. The 2006 Notes and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions.

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring financing of 250 million euro for purposes of funding anticipated working capital and capital financing cash needs. At December 31, 2001, tele.ring had drawn approximately $63 million. At December 31, 2001, there was 80 million euro available under the facility, but undrawn. The remaining 100 million euro of the facility becomes available in equal amounts on January 1, 2002 and April 1, 2002 and is expected to sustain tele.ring until it becomes free cash flow positive. Principal repayments are not required to begin until 2004.

      In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary of WWI, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) to provide funding for the development and operation of MMC’s network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception was approximately 37 million euro increasing quarterly up to 75 million euro in January 2002, based on certain covenants. As of December 31, 2001, MMC has drawn approximately $18 million. In February 2002, MMC repaid $6 million of the outstanding balance. The Company anticipates repaying the remaining $12 million in the second quarter of 2002. Until further financing can be secured, MMC will be required to rely on capital calls from its shareholders to meet its cash needs.

      Effective October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility agreement to provide funding for the build out and implementation of NuevaTel’s network in Bolivia. The aggregate amount available under the bridge loan facility is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider. At December 31, 2001, NuevaTel, which is consolidated on a one quarter lag, had drawn approximately $30 million against this bridge loan facility. Based on purchase order commitments, there were no available borrowings at December 31, 2001. The loan matures in its entirety in October 2002. The Company believes it will refinance the Bolivian bridge loan facility prior to its maturity through a U.S. government owned development agency, but this cannot be assured.

      A subsidiary of WWI, TAL h.f. (“TAL”), has a credit facility with three foreign banks denominated in a basket of five currencies. This credit facility converts to approximately $26 million. This facility is fully drawn. The Company will repay approximately $4 million of principal during 2002 and expects to do so using positive cash flow from TAL.

      The maturities of the Company’s aggregate long-term debt, including that due within one year and classified as current are:

	2002	2003	2004	2005	2006	Thereafter	Total
(Dollars in millions)
Domestic		$106.1	$156.1	$256.1	$471.1	$1,156.0	$2,145.4
International	$55.5	5.0	28.3	28.9	23.5	6.2	147.4

Total	$55.5	$111.1	$184.4	$285.0	$494.6	$1,162.2	$2,292.8

      The Company’s domestic business plans include capital expenditures during 2002. In 2002, if the Company attains its subscriber growth projections, the Company anticipates spending between $125 million and $175 million in capital expenditures for the continued improvements to its domestic network and back office infrastructure.

      During 2002, WWI’s business plans also include funding for capital expenditures and operating losses. If WWI’s consolidated subsidiaries attain their subscriber growth assumptions, it is presumed that those entities would anticipate $250 million in funding requirements; $125 million for working capital and $125 million for capital expenditures. WWI plans to fund these needs through local foreign borrowings, the tele.ring financing (“tele.ring Term Loan”), and contributions and advances from the Company and minority partners in the Company’s consolidated subsidiaries. It is anticipated that the net contributions and advances by the Company will be approximately $100 million. Further, the Company is in the process of arranging an approximately 120 million euro local credit facility for the funding requirements of its subsidiary in Slovenia. The Slovenian credit facility arrangements are not complete, but the Company anticipates completion during the second quarter of 2002.

      The Company believes that its borrowing capacity under the Credit Facility, the tele.ring Term Loan, and the expected Bolivian refinancing and Slovenian funding along with anticipated domestic operating cash flow will be adequate to fund its estimated capital expenditures and foreign funding for 2002. However, if the Company does not achieve planned domestic operating cash flow targets, covenants and borrowing limitations contained in the Credit Facility may be triggered that would limit the availability of borrowings under the Credit Facility. In order to comply with debt covenants or in the event that the funding from the Credit Facility is limited or international funding is not obtained, the Company may be required to curtail capital spending, reduce expenses, or otherwise modify its planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure its existing financing arrangements. There can be no assurance that such funds will be available to the Company or if such funding will be available on acceptable terms.

      On May 3, 1999, the Company distributed to its shareholders its entire interest in VoiceStream. Prior to the Spin-off, the Company had received a ruling from the Internal Revenue Service to the effect that the Spin-off would not result in the recognition of income or gain by the Company or its shareholders. Notwithstanding the ruling, however, the Company would recognize gain as a result of the Spin-off if the Spin-off were part of a “prohibited plan,” that is, a plan or series of related transactions pursuant to which one or more persons acquired, directly or indirectly, 50 percent or more of the Company’s or VoiceStream’s stock. Because acquisitions totaling 50 percent or more of VoiceStream’s stock occurred during the four year period beginning two years before the Spin-off, a rebuttable presumption exists that the Spin-off was part of a prohibited plan. Although the issue is not free from doubt, the Company believes that the Spin-off was not part of a prohibited plan and that the presumption can be rebutted.

      In conjunction with the Spin-off, VoiceStream agreed to indemnify the Company on an after-tax basis for any taxes imposed on the Company if an acquisition of VoiceStream’s stock causes the Spin-off to be part of a prohibited plan. As a result, if the presumption that the Spin-off was part of a prohibited plan is not successfully rebutted, the Company believes that VoiceStream would be responsible for the Company’s resulting tax liability arising from the Spin-off. Even if it is ultimately determined that the Spin-off was part of a prohibited plan, the Company believes that VoiceStream is capable of funding its resulting indemnity obligation to the Company.

      Net cash provided by operating activities was $78.1 million for the year ended December 31, 2001. Adjustments to the $155.1 million net loss to reconcile to net cash provided by operating activities included: (i) $220.2 million of depreciation and amortization; (ii) $19.7 million minority interest in losses of consolidated subsidiaries; (iii) $18.7 million adjustment of interest rate hedges to fair market value; (iv) $8.0 million gain on sale of marketable securities; (v) $5.6 million cumulative change in accounting principle; and (vi) $7.8 million equity in net loss of unconsolidated affiliates. Net cash provided by operating activities was $167.0 and $95.7 million for the years ended December 31, 2000 and 1999, respectively.

      Net cash used in investing activities was $438.2 million for the year ended December 31, 2001. Investing activities for the year consisted primarily of: (i) $385.9 million in purchases of property and equipment, of which $124.5 million was related to WWI; (ii) $33.8 million in additions to license costs and other intangibles; (iii) $26.6 million in proceeds from the sale of marketable securities; (iv) a $24.5 million payment to VoiceStream Wireless; and (v) a $14.1 million purchase of minority interest in WWI from Bradley Horwitz, Executive Vice President of the Company and President of WWI. Net cash used in investing activities was $644.3 million and $467.1 million for the years ended December 31, 2000 and 1999, respectively.

      Net cash provided by financing activities was $382.1 million for the year ended December 31, 2001. Financing activities for the year consisted primarily of: (i) $799.9 million in addition to long-term debt for the continued expansion of the Company’s cellular infrastructure and to fund international consolidated subsidiaries through WWI; (ii) $444.6 million in repayment of long-term debt; and (iii) $22.2 million minority interest contributions. Net cash provided by financing activities was $457.8 million and $412.0 million for the years ended December 31, 2000 and 1999, respectively.

      In the ordinary course of business, the Company continues to evaluate business opportunities, joint ventures and other potential business transactions. These opportunities, joint ventures and business transactions may be material, and require the Company to seek additional sources of funding through the issuance of additional debt and/or additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to the Company on acceptable or favorable terms.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company’s financial ratios. The Company also has fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, the Company utilizes interest rate caps, swaps and collars to hedge variable rate interest risk on the Credit Facility. Additionally, the Company enters into foreign exchange contracts to hedge certain foreign currency commitments. The following table provides information as of December 31, 2001, about the Company’s long-term debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency fluctuations (in millions):

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Liabilities:
Maturities of long-term debt:
Variable rate	$55.5	$111.1	$184.4	$285.0	$294.6	$962.2	$1,892.8	$1,892.8
Fixed rate					$200.0	$200.0	$400.0	$414.0
Interest Rate Derivatives:
Financial instruments related to debt
Interest rate caps:
Notional amounts outstanding at the beginning of the year	$25.0						$25.0	$0.0
The interest rate caps effectively lock $25.0 million of the Company’s Credit Facility borrowings at 7.5%
Interest rate collars:
Notional amounts outstanding at the beginning of the year		$245.0	$55.0				$300.0	$(14.5)
The interest rate collars effectively lock $300 million of the Company’s Credit Facility borrowings between 6.5% and 7.8%
Interest rate swaps:
Notional amounts outstanding at the beginning of the year		$70.0	$300.0	$25.0			$395.0	$(18.9)
The interest rate swaps effectively lock $395 million of the Company’s Credit Facility borrowings between 4.9% and 6.8%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are set forth on pages F-1 through F-30 and the related financial statement schedules are set forth on pages S-1 through S-5.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountant:

      On August 23, 2001, the Company dismissed Arthur Andersen LLP (“Andersen”) as its independent accountant.

      The audit reports of Andersen on the consolidated financial statements of WWC and subsidiaries for each of the years in the two year period ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      The decision to change the independent audit firm was recommended by the Company’s management and approved by the Company’s Audit Committee and Board of Directors.

      During the two years ended December 31, 2000, and the subsequent interim period through August 23, 2001, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years.

      During the past two fiscal years and through August 23, 2001, Andersen has not advised the Company of any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934).

     New Independent Accountant:

      The Company engaged PricewaterhouseCoopers LLP (“PwC”) as its new independent accountant as of August 23, 2001. During the two years ended December 31, 2000 and through August 23, 2001, WWC has not consulted with PwC regarding any matters specified in Items 304(a)(2)(i) or (ii) of Regulation S-K under the Securities Exchange Act of 1934. WWC has authorized Andersen to respond fully to any inquiries from PwC relating to its engagement as the Company’s independent accountant.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled “Election of Directors and Management Information” in the Company’s Proxy Statement for its 2002 annual shareholders meeting to be filed with the United States Securities and Exchange Commission (“Company’s Proxy Statement”). The information on executive officers of the registrant called for by this Item is included herein in the section entitled “Executive Officers of the Registrant”.

ITEM 11.     EXECUTIVE COMPENSATION

      The information called for by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedule

      The financial statements and schedules that are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

(B) Reports on Form 8-K

      A Form 8-K was filed on November 8, 2001, reporting the Company’s financial and operating results for the third quarter ended September 30, 2001.

Exhibit
Number	Exhibit Title

3.1(A)	Amended and Restated Articles of Incorporation.
3.2(A)	Bylaws of the Registrant.
4.1(B)	Indenture between Western Wireless Corporation and Harris Trust Company of California, dated May 22, 1996, relating to the 10 1/2% Senior Subordinated Notes Due 2006.
4.2(C)	Indenture between Western Wireless Corporation and Harris Trust Company of California, Dated October 24, 1996, relating to the 10 1/2% Senior Subordinated Notes Due 2007.
4.3(D)	Supplemental Indenture dated April 8, 1998, between Western Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2007.
4.4(D)	Supplemental Indenture dated April 8, 1998, between Western Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2006.
10.1(H)	Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated March 10, 2000.
10.2	Amendment Number 1 to Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. effective January 1, 2001.
10.3(I)	Amended and Restated General Agreement for Purchase of Cellular Systems between Lucent Technologies, Inc. and Western Wireless Corporation dated October 1, 1999.
10.4(F)	License and Services Agreement between Western Wireless Corporation and AMDOCS (UK) Limited dated August 23, 1999.
10.5(J)	Asset Purchase Agreement by and between Century Yuma Cellular Corp., Hendrix Electronics, Inc., Hendrix Radio Communications, Inc., El Centro Cellular Corp., Century El Centro Cellular Corp., Centennial Southwest License Company LLC, Centennial Communications Corp., WWC License LLC, and Western Wireless Corporation dated July 24, 2000.
10.6(M)	Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April 12, 2001.
10.7(A)	Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated May 13, 1996.
10.8(A)	Employment Agreement by and between John W. Stanton and Western Wireless Corporation dated March 12, 1996.
10.9(A)	Employment Agreement by and between Mikal J. Thomsen and Western Wireless Corporation dated March 12, 1996.
10.10(A)	Employment Agreement by and between Theresa E. Gillespie and Western Wireless Corporation dated March 12, 1996.
10.11(E)	Employment Agreement by and between Donald Guthrie and Western Wireless Corporation dated March 12, 1996.
10.12(L)	Employment Agreement by and between Bradley J. Horwitz and Western Wireless Corporation dated March 20, 1996.
10.13(F)	Employment Agreement by and between H. Stephen Burdette and Western Wireless Corporation dated July 12, 1999.

Exhibit
Number	Exhibit Title

10.14(G)	Employment Agreement by and between Jeffrey A. Christianson and Western Wireless Corporation dated December 17, 1999.
10.15(M)	Employment Agreement by and between Gerald J. Baker and Western Wireless Corporation dated January 22, 2001.
10.16(M)	Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.
10.17(L)	Subscription and Put and Call Agreement with respect to Shares of Common Stock of Western Wireless International Corporation between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc., and Bradley J. Horwitz, as amended through second amendment.
10.18(M)	Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.
10.20(M)	Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.
10.21(M)	Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.
10.22(H)	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as amended through February 3, 2000.
10.23	Western Wireless Corporation 1996 Employee Stock Purchase Plan, as amended through November 2001.
10.24(C)	Western Wireless Corporation 1997 Executive Restricted Stock Plan.
10.25(K)	Agreement and Plan of Distribution between Western Wireless Corporation and VoiceStream Wireless Corporation dated April 9, 1999.
10.26(H)	Loan Agreement among Western Wireless Corporation, as Borrower, TD Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand Cayman Branches, First Union National Bank, Fleet National Bank, Goldman Sachs Credit Partners LP, Cooperative Centrale-Raiffeisen Boerenleenbank B.A. “Rabobank International”, New York Branch, and Union Bank of California, N.A., as Managing Agents, Skandinaviska Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas), Inc., as Administrative Agent, dated as of April 25, 2000.
10.27	Western Wireless International Corporation Amended and Restated 1998 Stock Appreciation Plan.
10.28(N)	Agreement dated May 4, 2001 by and among Mannesmann Eurokom GmbH, EKOM Telecommunications Holding Ag and EHG Einkaufs-und Handels GmbH for the Sale and Purchase of 100% of the Shares in tele.ring Telekom Service GmbH, 100% of the Partnership Interest in tele.ring Telekom Service GmbH & Co KEG and for the Call-Option regarding the Sale and Purchase of 100% of the shares in Mannesmann 3G Mobilfunk GmbH 2.2.
10.29(N)	Term Loan Agreement dated June 29, 2001 by and between tele.ring TeleKom Service GmbH, as Borrower, and EKOM Telecommunications Holding AG, as Lender.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Arthur Andersen LLP.
99.1	Letter to the Securities and Exchange Commission regarding representations made by Arthur Anderson LLP.

(A)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-2432).

(B)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (Commission File No. 333-2688).

(C)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-4 (Commission File No. 333-14859).

(D)	Incorporated by reference to the exhibit filed with Amendment Number 2 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-49555).

(E)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended 12/31/96.

(F)	Incorporated by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended 9/30/99.

(G)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended 12/31/99.

(H)	Incorporated by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended 3/31/00.

(I)	Incorporated by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended 6/30/00.

(J)	Incorporated by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended 9/30/00.

(K)	Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

(L)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended 12/31/00.

(M)	Incorporated by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended 3/31/01.

WESTERN WIRELESS CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Western Wireless Corporation:

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Western Wireless Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules at December 31, 2001 and for the year then ended present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As described in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedge activities as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 7, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

Western Wireless Corporation:

      We have audited the accompanying consolidated balance sheet of Western Wireless Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of Western Wireless management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Wireless Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements for the periods noted above and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Seattle, Washington

February 15, 2001

WESTERN WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$45,240	$23,278
Accounts receivable, net of allowance for doubtful accounts of $21,095 and $15,801, respectively	151,787	112,110
Inventory	34,331	17,249
Marketable securities	21,016	40,802
Prepaid expenses and other current assets	49,402	15,284

Total current assets	301,776	208,723
Property and equipment, net of accumulated depreciation of $530,805 and $367,855, respectively	838,078	581,745
Licensing costs and other intangible assets, net of accumulated amortization of $153,416 and $115,695, respectively	1,184,516	1,166,922
Investments in and advances to unconsolidated affiliates	32,752	34,883
Other assets	13,298	4,196

	$2,370,420	$1,996,469

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$83,005	$19,554
Accrued liabilities	175,016	109,033
Construction accounts payable	93,764	30,710
Current portion of long-term debt	55,471	2,820
Payable to VoiceStream Wireless		24,500

Total current liabilities	407,256	186,617

Long-term debt	2,237,374	1,926,393

Minority interest in consolidated subsidiaries	25,089	22,152

Commitments and contingencies (Note 10)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 71,881,603 and 71,054,977 shares issued and outstanding, respectively, and; Class B, 6,981,072 and 7,060,059 shares issued and outstanding, respectively	668,158	665,084
Deferred compensation		(5,703)
Accumulated other comprehensive loss	(24,181)	(9,875)
Deficit	(943,276)	(788,199)

Total net capital deficiency	(299,299)	(138,693)

	$2,370,420	$1,996,469

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	For the Years Ended December 31,

	2001	2000	1999

Revenues:
Subscriber revenues	$724,383	$561,191	$447,498
Roamer revenues	252,992	229,237	150,725
Fixed line revenues	29,198	2,351
Equipment sales and other revenues	66,789	42,175	28,554

Total revenues	1,073,362	834,954	626,777

Operating expenses:
Cost of service	300,471	180,236	128,319
Cost of equipment sales	107,465	44,584	36,249
General and administrative	229,259	167,367	120,434
Sales and marketing	199,013	128,731	99,610
Depreciation and amortization	215,594	125,061	102,013
Stock based compensation, net	2,302	20,097	79,223

Total operating expenses	1,054,104	666,076	565,848

Operating income	19,258	168,878	60,929

Other income (expense):
Interest and financing expense, net	(164,293)	(152,229)	(99,993)
Equity in net income (loss) of unconsolidated affiliates	(7,772)	658	(14,529)
Gain on sale of Latvian joint venture		57,412
Other, net	(16,379)	1,006	3,862

Total other expense	(188,444)	(93,153)	(110,660)

Minority interest in consolidated subsidiaries	19,689	2,058	1,610

Net income (loss) from continuing operations before extraordinary item and cumulative change in accounting principle	(149,497)	77,783	(48,121)

Net loss from discontinued operations			(82,152)
Cost of discontinuance			(18,500)

Total discontinued operations			(100,652)

Extraordinary loss on early extinguishment of debt		(12,377)

Cumulative change in accounting principle	(5,580)

Net income (loss)	$(155,077)	$65,406	$(148,773)

Basic income (loss) per share:
Continuing operations before extraordinary item and cumulative change in accounting principle	$(1.90)	$1.00	$(0.63)
Discontinued operations			(1.31)
Extraordinary item		(0.16)
Cumulative change in accounting principle	(0.07)

Basic income (loss) per share	$(1.97)	$0.84	$(1.94)

Diluted income (loss) per share:
Continuing operations before extraordinary item and cumulative change in accounting principle	$(1.90)	$0.97	$(0.63)
Discontinued operations			(1.31)
Extraordinary item		(0.16)
Cumulative change in accounting principle	(0.07)

Diluted income (loss) per share	$(1.97)	$0.81	$(1.94)

Weighted average shares outstanding:
Basic	78,625,000	77,899,000	76,775,000

Diluted	78,625,000	80,303,000	76,775,000

Comprehensive income (loss):
Net income (loss)	$(155,077)	$65,406	$(148,773)
Unrealized gain (loss) on marketable securities:
Reclassification adjustment	(1,984)
Unrealized holding gain (loss)	(3,067)	7,108

Net unrealized gain (loss)	(5,051)	7,108

Foreign currency translation	(1,173)	(12,339)	(2,316)
Unrealized loss on hedges	(8,082)

Total comprehensive income (loss)	$(169,383)	$60,175	$(151,089)

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Common Stock				Other
					Comprehensive		Total
	Class A	Class B		Deferred	Income		Net Capital
	Shares	Shares	Paid-in Capital	Compensation	(Loss)	Deficit	Deficiency

BALANCE AS OF JANUARY 1, 1999	38,710,893	37,312,477	$800,631	$(1,211)	$(2,328)	$(703,832)	$93,260
Shares issued:
Upon exercise of stock options	1,480,486		6,972				6,972
Class B shares exchanged for Class A shares	30,135,175	(30,135,175)
Discontinued operations			(207,518)				(207,518)
Deferred compensation	105,000		90,868	(16,178)			74,690
Minority interest distributions						(1,000)	(1,000)
Foreign currency translation adjustment					(2,316)		(2,316)
Net loss						(148,773)	(148,773)

BALANCE AS OF DECEMBER 31, 1999	70,431,554	7,177,302	690,953	(17,389)	(4,644)	(853,605)	(184,685)
Shares issued:
Upon exercise of stock options	506,180		2,358				2,358
Class B shares exchanged for Class A shares	117,243	(117,243)
Deferred compensation			(2,388)	11,686			9,298
Minority interest contributions			(1,339)				(1,339)
Consideration for net operating losses from VoiceStream Wireless			(24,500)				(24,500)
Foreign currency translation adjustment					(12,339)		(12,339)
Unrealized gain on securities					7,108		7,108
Net income						65,406	65,406

BALANCE AS OF DECEMBER 31, 2000	71,054,977	7,060,059	665,084	(5,703)	(9,875)	(788,199)	(138,693)
Shares issued:
Upon exercise of stock options	747,639		4,596				4,596
Class B shares exchanged for Class A shares	78,987	(78,987)
Deferred compensation			(1,522)	5,703			4,181
Foreign currency translation adjustment					(1,173)		(1,173)
Unrealized loss on hedges					(8,082)		(8,082)
Unrealized loss on securities					(3,067)		(3,067)
Reclassification adjustment on sale of securities					(1,984)		(1,984)
Net loss						(155,077)	(155,077)

BALANCE AS OF DECEMBER 31, 2001	71,881,603	6,981,072	$668,158	$—	$(24,181)	$(943,276)	$(299,299)

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,

	2001	2000	1999

Operating activities:
Net income (loss)	$(155,077)	$65,406	$(148,773)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations			82,152
Extraordinary loss on early extinguishment of debt		12,377
Gain on sale of Latvian joint venture		(57,412)
Cumulative change in accounting principle	5,580
Depreciation and amortization	220,228	128,204	106,736
Stock based compensation	2,302	20,061	79,157
Equity in net (income) loss of unconsolidated affiliates	7,772	(658)	14,529
Minority interest in consolidated subsidiaries	(19,689)	(2,058)	(1,610)
Adjustment of interest rate hedges to fair market value	18,710
Gain on sale of marketable securities	(8,006)
Other, net	4,923	804	1,884
Changes in operating assets and liabilities, net of effects from consolidating acquired interests:
Accounts receivable, net	(13,585)	(25,816)	(28,554)
Inventory	(9,533)	(5,687)	(775)
Prepaid expenses and other current assets	4,983	10,963	(16,522)
Other assets	(15,632)	(1,735)
Accounts payable	22,719	(1,273)	6,829
Accrued liabilities	12,375	23,795	659

Net cash provided by operating activities	78,070	166,971	95,712

Investing activities:
Purchase of property and equipment	(385,905)	(262,567)	(168,219)
Proceeds from sale of Latvian joint venture		66,576
Additions to licensing costs and other intangible assets	(33,829)	(32,813)	(4,390)
Acquisition of wireless properties, net of cash acquired		(371,004)	(289,716)
Proceeds from sale of marketable securities	26,636
Purchase of marketable securities	(3,896)	(31,402)	(2,292)
Investments in and advances to unconsolidated affiliates	(2,536)	(16,479)	(25,492)
Proceeds from (payments to) VoiceStream Wireless	(24,500)	3,438	22,968
Purchase of minority interest in Western Wireless International	(14,140)

Net cash used in investing activities	(438,170)	(644,251)	(467,141)

Financing activities:
Proceeds from issuance of common stock, net	4,596	2,358	6,972
Additions to long-term debt	799,905	1,641,738	415,000
Repayment of debt	(444,602)	(1,200,000)	(10,000)
Minority interest contributions	22,163	13,727

Net cash provided by financing activities	382,062	457,823	411,972

Change in cash and cash equivalents	21,962	(19,457)	40,543
Cash and cash equivalents, beginning of year	23,278	42,735	2,192

Cash and cash equivalents, end of year	$45,240	$23,278	$42,735

See accompanying notes to consolidated financial statement

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization:

      Western Wireless Corporation (“the Company”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One® brand name.

      The Company owns approximately 98% of Western Wireless International Holding Corporation, formerly known as Western Wireless International (“WWI”) who, through consolidated subsidiaries and equity investments, is a provider of wireless communications services worldwide. Since 1996, WWI has participated in entities that have built and launched fixed and wireless networks in Slovenia, Ireland, Bolivia, Iceland, Ghana, Haiti, Côte d’Ivoire, Croatia, Georgia and Latvia. On June 29, 2001, the Company completed the acquisition of tele.ring, a provider of GSM mobile, Internet, and fixed line services in Austria, from a subsidiary of Vodafone Group Plc. (“Vodafone”). In October 2000, WWI sold its minority interest in Baltcom GSM (“Baltcom”), a Latvian wireless operator.

      The Company had an 80.1% controlling interest in VoiceStream Wireless Corporation (“VoiceStream”), an entity that provides wireless communication services through the ownership and operation of personal communication service (“PCS”) licenses. On May 3, 1999, VoiceStream formally separated from the Company’s other operations (the “Spin-off”). As of that date, the Company distributed all of its interest in VoiceStream to its shareholders. Although VoiceStream had been operated separately from the Company’s other operations and had been a separate legal entity since its inception, the Spin-off established VoiceStream as a stand-alone entity with objectives separate from those of the Company. The accompanying consolidated financial statements for 1999 have been presented to report the discontinued operations of VoiceStream.

2.     Summary of Significant Accounting Policies:

Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its affiliate investments in which the Company has a greater than 50% interest. All affiliate investments in which the Company has a non-controlling interest, but has significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2001, the Company consolidates seven of WWI’s operating entities: Slovenia, Austria, Ireland, Bolivia, Iceland, Ghana and Haiti.

      It is the Company’s policy to record WWI’s United States (“U.S.”) headquarters functions and majority owned European consolidated subsidiaries as of the date of the financial statements. The results of WWI’s consolidated subsidiaries in Africa, South America and the Caribbean along with all non-controlled equity investments are recorded on a one quarter lag. The Company intends to bring its consolidated subsidiaries in South America and the Caribbean current in the first quarter of 2002. The Company believes presenting financial information on a one quarter lag for certain entities is necessary to provide adequate time to convert the results into U.S. generally accepted accounting principles (“GAAP”) and ensure quality and accurate information to the users of the Company’s financial statements.

      Operating results for the year ended December 31, 2000 included nine months of revenues and expenses for the Company’s consolidated African, South American and Caribbean subsidiaries. There was no significant effect on the Company’s financial statements as a result of the inclusion of less than a full year period. During 2000, the Company acquired an additional interest in Iceland, making the Company the majority owner in that entity. The Company brought the results of Iceland current in the third quarter of 2001 in accordance with its consolidation policy. There was no significant effect on the Company’s financial statements as a result of the inclusion of more than a full year period.

      All significant intercompany accounts and transactions have eliminated.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There have been no intervening events that materially affect the financial position or results of operations presented.

Revenue Recognition:

      Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. International prepaid service revenue is deferred until airtime is used, at which point revenue is recognized into income. Sales of equipment, primarily handsets, are recognized when the goods are delivered to the customer.

Cash and Cash Equivalents:

      Cash and cash equivalents generally consist of cash and marketable securities that have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value.

Inventory:

      Inventory consists primarily of handsets and accessories. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and market value is determined using replacement cost.

Marketable Securities:

      Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available for sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Available for sale securities are carried at fair value with the unrealized gains (losses) reported as a separate component of comprehensive income (loss).

Long-Lived Assets:

      Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets. Lives for: (i) buildings and improvements range from 3 to 40 years; (ii) wireless communications range from 3 to 20 years; and (iii) furniture and equipment range from 2 to 7 years.

      Domestic licensing costs primarily represent costs incurred to acquire Federal Communication Commission’s (“FCC”) wireless licenses, including cellular licenses principally obtained through acquisitions. Amortization of domestic wireless licenses is computed using the straight-line method over 40 years. Amortization begins with commencement of service to customers.

      International licensing costs primarily represent costs incurred to acquire wireless spectrum in foreign markets and are recorded at cost. Amortization begins with the commencement of service to customers using the straight-line method over the estimated useful lives, which range from 10 to 25 years, depending upon the period of issuance by government regulators.

      Other intangible assets consist primarily of deferred financing costs and trademarks. Trademarks are amortized over their estimated useful lives, typically 10 years. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans.

      The Company capitalizes its interest cost associated with the cost of constructing its wireless networks and the cost of acquiring its licenses during the construction phase. These costs are amortized over the related

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets’ estimated useful lives. For the year ending December 31, 2001, the Company capitalized $1.5 million of interest costs.

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” the Company periodically evaluates whether there has been any indication of impairment of its long-lived assets, including its property and equipment, licensing costs and other intangibles. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Advertising Costs:

      The Company expenses advertising costs as incurred. Advertising costs totaled $39.8 million, $11.2 million and $11.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes:

      The Company files consolidated federal and state income tax returns and its foreign subsidiaries also file separate foreign income tax returns as may be applicable. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded, if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and Diluted Income (Loss) Per Common Share:

      Basic income (loss) per common share is calculated using the weighted average number of shares of outstanding common stock during the period. Diluted income (loss) per common share is calculated using the weighted average number of shares of outstanding common stock plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the “treasury stock” method. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, “Earnings Per Share”. With respect to net losses incurred during the years 2001 and 1999, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

Stock Based Compensation Plans:

      The Company accounts for its stock based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. See Note 14 for discussion of the effect on net income (loss) and other related disclosures had the Company accounted for these plans under SFAS No. 123, “Accounting for Stock Based Compensation”.

Foreign Currency Translation:

      For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, the Company translates the financial statements into GAAP and U.S. dollars in accordance with SFAS No. 52, “Accounting for Foreign Currency Translation”.

      Under SFAS No. 52, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical cost. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in comprehensive income (loss).

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial and Derivative Instruments:

      The Company enters into interest rate swap, cap and collar agreements to manage interest rate exposure pertaining to long-term debt. The Company has only limited involvement with these financial instruments, and does not use them for trading purposes. Interest rate swaps and collars are accounted for on an accrual basis, the cost of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements.

      The Company enters into foreign exchange contracts to hedge certain foreign currency commitments. Gains and losses are recognized currently and are generally offset by gains or losses on the related commitments.

      On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company records all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, the Company designates the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) a hedge of a net investment in a foreign operation (net investment hedge).

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

      For the year ended December 31, 2001, other expense included a net $18.7 million loss related to non-qualified cash flow hedges under SFAS No. 133. During the year ended December 31, 2001, other comprehensive income (loss) included an $8.1 million loss on qualified cash flow hedges.

      The impact of the adoption of SFAS No. 133 was a cumulative change in accounting principal loss of $5.6 million on January 1, 2001.

      Information regarding the fair value of the Company’s financial instruments is summarized as follows:

	December 31,

	2001		2000

	Recorded Value	Fair Value	Recorded Value	Fair Value
(Dollars in thousands)
Current and long-term debt	$2,292,845	$2,306,800	$1,926,393	$1,938,400
Interest rate swap, cap and collar liabilities	33,400	33,400		7,300
Foreign currency forward asset				1,000

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon quoted market prices of comparable contracts. The Company does not hold or issue any financial instruments for trading purposes.

Supplemental Cash Flow Disclosure:

      Cash paid for interest was $158.3 million in 2001, $144.2 million in 2000 and $95.6 million in 1999.

      The effect of exchange rate changes on cash and cash equivalents was not considered meaningful for the years ended December 31, 2001, 2000 and 1999.

      Significant non-cash investing and financing activities were as follows:

	Year ended December 31,

	2000	1999

(Dollars in thousands)
Consideration for net operating losses from VoiceStream Wireless	$24,500
Discontinued operations (VoiceStream)		$227,518
Stock based compensation (in connection with Spin-off)		$82,750

      There were no significant non-cash investing or financing activities for the year ended December 31, 2001.

Major Customer:

      The Company’s largest roaming partner, AT&T Wireless Services, Inc. (“AT&T Wireless”), accounted for 17%, 18% and 16% of the Company’s total domestic revenues in 2001, 2000, and 1999, respectively. The Company has signed an extension of its roaming agreement with AT&T Wireless. The contract extension becomes effective June 16, 2002 and remains in effect until June 15, 2006.

Estimates Used In Preparation of Financial Statements:

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items where the Company uses estimates include: certain portions of subscriber and roamer revenues, incollect costs, local and long distance expenses, bad debt expense, depreciation and amortization expense, the valuation of equity investments and intangible assets, and the valuation allowance associated with the Company’s net deferred tax asset.

Reclassifications:

      As a result of the SEC’s Staff Accounting Bulletin Number 101 (“SAB 101”), “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”, subscriber revenue excludes incollect costs. Incollect costs are reflected in cost of service. Incollect costs represent the costs of the Company’s customers roaming on other carriers’ networks. The Company historically reflected these costs net of incollect revenues in subscriber revenue. All years presented have been conformed to reflect this presentation.

      Certain other amounts in prior years’ financial statements have been reclassified to conform to the 2001 presentation.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recently Issued Accounting Standards:

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset’s carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the impact this statement will have on its future consolidated financial results.

      In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations: (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes its domestic licensing costs qualify as having indefinite useful lives and therefore will cease amortization of domestic licensing costs on a prospective basis. The Company recognized pre-tax amortization of domestic licensing costs of $30.5 million, $22.4 million and $15.2 million, respectively, for the years ended December 31, 2001, 2000 and 1999. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Indefinite lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company will be required to complete a transitional impairment test related to indefinite lived intangible assets. Any resulting impairment loss will be recognized as a cumulative effect of change in accounting principle. Based upon management’s current assessment, the Company does not anticipate recording any material impairment charges associated with its consolidated goodwill and other indefinite lived intangible assets upon adoption of this standard. The impact of adoption of SFAS No, 142 will result in a charge for non-cash income tax expense of approximately $60 million related to the creation of temporary differences between book and tax accounting having an indefinite reversal life.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Marketable Securities:

      Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding the Company’s marketable securities is summarized as follows:

	December 31,

	2001	2000
(Dollars in thousands)
Available-for-sale equity securities:
Aggregate fair value	$21,016	$40,802
Historical cost	18,959	33,694

Unrealized holding gains	$2,057	$7,108

      The Company’s net unrealized holding gains are included as an increase to accumulated other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification.

4.     Prepaid Expenses and Other Current Assets:

	December 31,

	2001	2000
(Dollars in thousands)
VAT receivables	$17,725	$1,020
Rent	5,786	428
Cellular One Group promotional funds	5,522
Acquisition related receivable	2,401
Taxes and fees	2,487	1,218
Receivables from unconsolidated international affiliates	862	4,167
Deposits	6,423	3,878
Other	8,196	4,573

	$49,402	$15,284

5.     Property and Equipment:

	December 31,

	2001	2000
(Dollars in thousands)
Land, buildings and improvements	$33,476	$23,847
Wireless communications systems	1,125,008	671,605
Furniture and equipment	121,650	121,037

	1,280,134	816,489
Less accumulated depreciation	(530,805)	(367,855)

	749,329	448,634
Construction in progress	88,749	133,111

	$838,078	$581,745

      Depreciation expense was $180.1 million in 2001, $101.8 million in 2000 and $85.7 million in 1999.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Over time, the Company expects that it will require fewer analog radios as its subscriber base migrates to digital service. As a result of this planned migration, the Company has reevaluated the estimated remaining life of analog equipment, and has accordingly accelerated its depreciation schedule. The impact in the year ended December 31, 2001 was approximately $9 million. The remaining estimated impact of this change is approximately $14 million spread through 2002 and 2003.

6.     Licensing Costs and Other Intangible Assets:

	December 31,

	2001	2000
(Dollars in thousands)
Licensing costs	$1,294,234	$1,254,199
Other intangible assets	43,698	28,418

	1,337,932	1,282,617
Accumulated amortization	(153,416)	(115,695)

	$1,184,516	$1,166,922

      Amortization expense was $35.5 million in 2001, $23.3 million in 2000 and $16.3 million in 1999.

7.     Investments In and Advances To Unconsolidated Affiliates:

	December 31,

	2001	2000
(Dollars in thousands)
Western Wireless International:
Croatia	$20,555	$9,932
Côte d’Ivoire	5,000	6,092
Georgia	7,197	5,329
Other international investments		3,515
Cellular One Group		10,015

	$32,752	$34,883

      As of December 31, 2001, the Company’s beneficial ownership interests in these unconsolidated affiliates ranged from 15% to 40%.

      In July 2001, the Company acquired the remaining interest in Cellular One Group. As a result of this transaction, subsidiaries of the Company own 100% of the Cellular One Group.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Accrued Liabilities:

	December 31,

	2001	2000
(Dollars in thousands)
Taxes, mainly sales, use and property	$29,329	$24,734
Payroll and benefits	24,138	17,623
Interest expense	22,578	17,025
Interconnect charges	8,502	7,547
Fair market value adjustment of interest rate hedges	33,391
Stock appreciation rights	12,845	14,999
Software and maintenance costs	2,763	3,738
Licensing costs	3,422	5,142
Professional fees	5,118	160
Advertising and promotions	4,484	977
Unearned revenue	11,623	5,313
Other	16,823	11,775

	$175,016	$109,033

9.     Long-Term Debt:

	December 31,

	2001	2000
(Dollars in thousands)
Credit Facility:
Revolvers	$640,000	$390,000
Term Loans	1,100,000	1,100,000
10 1/2% Senior Subordinated Notes Due 2006	200,000	200,000
10 1/2% Senior Subordinated Notes Due 2007	200,000	200,000
tele.ring Revolver	63,374
Icelandic Credit Facility	22,687	23,392
Bolivian Bridge Loan	21,145
Irish Bridge Loan	17,716
Other	27,923	15,821

	2,292,845	1,929,213
Less Current Portion	(55,471)	(2,820)

	$2,237,374	$1,926,393

     Credit Facility:

      The Company has a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $500 million term loan (“Term Loan A”); (ii) a $600 million term loan (“Term Loan B”); and (iii) two $500 million revolving loans (“Revolver A” and “Revolver B”).

      Under the terms of Revolver A, Revolver B and Term Loan A, the Company is required to make quarterly payments on the outstanding principal balance beginning March 31, 2003. These payments typically

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Under the terms of Term Loan B, the Company is required to make small quarterly payments on the outstanding principal balance beginning March 31, 2003, with a balloon payment due September 30, 2008. Substantially all the assets of the Company are pledged as collateral for such indebtedness. The Credit Facility contains certain financial covenants, including limitations on the amount of indebtedness and interest, certain investments and restricted payments. Based on certain covenants, the Company, at December 31, 2001, had approximately $260 million available to borrow under the Credit Facility. The Company was in compliance with financial covenants at December 31, 2001.

      Under the Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate or the Eurodollar rate. The applicable margin for Revolver A, Revolver B and Term Loan A is determined quarterly based on the leverage ratio of the Company and ranges from 1.125% to 2.25% for Eurodollar advances and 0.125% to 1.25% for prime rate advances. The applicable margin on Term Loan B is 2.75% for Eurodollar advances. The Company typically borrows under the Eurodollar rate. The Credit Facility also provides for an annual fee ranging from 0.25% to 0.50% on any undrawn commitment of Revolver A and Revolver B, payable quarterly.

      The Credit Facility requires the Company to enter into interest rate hedge agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. The Company had entered into interest rate caps, swaps and collars with a total notional amount of $720 million and $620 million at December 31, 2001 and 2000, respectively. Generally these instruments have initial terms ranging from three to four years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.3% in 2001 and 7.0% in 2000.

     10 1/2% Senior Subordinated Notes Due 2006:

      In May 1996, the Company issued at par $200 million of 10 1/2% Senior Subordinated Notes that mature on June 1, 2006 (the “2006 Notes”). Interest is payable semi-annually. The 2006 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at redemption prices ranging from 105.25% to 101.75%. The 2006 Notes contain certain restrictive covenants which impose limitations on the operations and activities of the Company and certain of its subsidiaries, including the incurrence of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and certain investments and acquisitions. The 2006 Notes are subordinate in right of payment to the Credit Facility.

     10 1/2% Senior Subordinated Notes Due 2007:

      In October 1996, the Company issued at par $200 million of 10 1/2% Senior Subordinated Notes that mature on February 1, 2007 (the “2007 Notes”). Interest is payable semi-annually. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at redemption prices ranging from 105.25% to 101.75%. The 2007 Notes contain certain restrictive covenants that are consistent with that of the 2006 Notes. The 2007 Notes are subordinate in right of payment to the Credit Facility.

     tele.ring Term Loan:

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring a term loan (the “tele.ring Term Loan”) for purposes of funding tele.ring’s anticipated working capital and capital financing cash needs. The aggregate amount available under the tele.ring Term Loan at inception was approximately 75 million euro increasing quarterly up to 250 million euro on April 1, 2002. Under the terms of the tele.ring Term Loan, all outstanding principal and accrued interest shall be repaid in equal installments on each of July 1, 2004, 2005 and 2006. Interest is accrued at EURIBOR plus an applicable margin of 3.5%. Terms of the tele.ring Term

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan include certain restrictions that include, among other things, the transfer of assets from tele.ring to WWI. As of December 31, 2001 tele.ring has 80 million euro available borrowing capacity under the tele.ring Term Loan.

     Icelandic Bank Credit Facility Due 2005:

      To develop and finance start up operations, TAL h.f. (“TAL”), a subsidiary in which WWI holds a 57% interest, has a bank credit facility agreement (the “TAL Bank Facility”) in Iceland. The principal is denominated in a “basket” of five currencies to hedge the foreign currency risk and matures in varying amounts from March 31, 2001 through December 31, 2005. Interest is payable at the Eurodollar rate plus an applicable margin. The applicable margin is determined based on the attainment of certain financial covenants. WWI, along with its partners, has pledged all its shares of TAL’s stock as collateral as for the TAL Bank Facility, which is also secured by substantially all of TAL’s assets. At December 31, 2001, TAL Bank Facility was fully drawn. Terms of the TAL Bank Facility include certain restrictions that include, among other things, the transfer of assets from TAL to WWI.

     Bolivian Bridge Loan:

      Effective October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary in which WWI holds a 70% interest, entered into a bridge loan facility agreement (the “Bridge Loan”) to provide funding for the build out and launch of NuevaTel’s network in Bolivia. The aggregate amount available under the Bridge Loan is $37.5 million. WWI, along with its partners, has severally guaranteed the Bridge Loan, which is also collateralized by substantially all of NuevaTel’s assets. Interest is payable at LIBOR plus the applicable margin. The Bridge Loan is subject to certain restrictive covenants including capital spending limitations, cash flow requirements and the transfer of assets from NuevaTel to WWI. Amounts outstanding under the Bridge Loan are payable the earlier of October 2002 or upon obtaining a secured term loan facility.

     Irish Bridge Loan:

      In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary in which WWI holds approximately an 81% interest, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with two banks to provide funding for the development and operation of MMC’s network in Ireland. The aggregate amount available under the Irish Bridge Loan at inception was approximately 37 million euro increasing quarterly up to 75 million euro in January 2002. Under the terms of the Irish Bridge Loan, as amended, all outstanding principal shall be repaid in the first half of 2002. Interest is payable at EURIBOR plus an applicable margin, which at inception was 3.75%, increasing to 4.75% in October 2001. The Irish Bridge Loan contains certain covenants, including quarterly tests of minimum subscribers, minimum service revenue, maximum cash flow loss and the transfer of assets from MMC to WWI. At December 31, 2001 there was approximately $17.7 million outstanding under the Irish Bridge Loan. In February 2002, MMC repaid approximately $5.8 million of the Irish Bridge Loan.

      The weighted average domestic interest rate paid to third parties was 8.0%, 9.3% and 8.1% in 2001, 2000 and 1999, respectively. The consolidated international weighted average interest rate paid to third parties was 7.8% and 7.6% for the years ended December 31, 2001 and 2000, respectively.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate amounts of principal maturities on total debt outstanding as of December 31, 2001, are as follows (dollars in thousands):

Year Ending December 31,
2002	$55,471
2003	111,174
2004	184,413
2005	285,014
2006	494,576
Thereafter	1,162,197

$2,292,845

      During 2002, WWI’s business plans also include funding for capital expenditures and operating losses. If WWI’s consolidated subsidiaries attain their subscriber growth assumptions, it is presumed that those entities would anticipate $250 million in funding requirements; $125 million for working capital and $125 million for capital expenditures. WWI plans to fund these needs through local foreign borrowings, the tele.ring Term Loan, and contributions and advances from the Company and minority partners in the Company’s consolidated subsidiaries. It is anticipated that the net contributions and advances by the Company will be approximately $100 million. Further, the Company is in the process of arranging an approximately 120 million euro local credit facility for the funding requirements of its subsidiary in Slovenia. The Slovenian credit facility arrangements are not complete, but the Company anticipates completion during the second quarter of 2002.

      The Company believes that its borrowing capacity under the Credit Facility, the tele.ring Term Loan, and expected Bolivian refinancing and Slovenian funding along with anticipated domestic operating cash flow will be adequate to fund its estimated capital expenditures and foreign funding for 2002. However, if the Company does not achieve planned domestic operating cash flow targets, covenants and borrowing limitations contained in the Credit Facility may be triggered that would limit the availability of borrowings under the Credit Facility. In order to comply with debt covenants or in the event that the funding from the Credit Facility is limited or international funding is not obtained, the Company may be required to curtail capital spending, reduce expenses, or otherwise modify its planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure its existing financing arrangements. There can be no assurance that such funds will be available to the Company or if such funding will be available on acceptable terms.

10.     Commitments and Contingencies:

     Purchase Commitments:

      In order to ensure an adequate supply and availability of certain wireless system equipment requirements and service needs, the Company and its subsidiaries have committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of December 31, 2001, is as follows (dollars in thousands):

Aggregate original commitments	$419,000
Ordered	$309,000
Awaiting delivery	$ 33,000
Expiration Dates	July 2002 to
March 2004

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has various other purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

     Operating Leases:

      Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 2001, are summarized below (dollars in thousands):

Year Ending December 31,
2002	$43,229
2003	25,340
2004	20,618
2005	14,411
2006	9,285
Thereafter	85,317

$198,200

      Aggregate rental expense for all operating leases was approximately $35.3 million in 2001, $18.2 million in 2000 and $14.8 million in 1999.

     International Contingencies:

     Côte d’Ivoire:

      An equity method investment of WWI, Cora de Comstar (40%) (“Cora”), has operated under a provisional operating license in Côte d’Ivoire since the company was formed in 1995. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. Cora has satisfied these conditions but the government has not issued the long-term license, despite making multiple commitments to do so. On July 6, 2001, the government announced its intention to require Cora and two other wireless companies in the Côte d’Ivoire to each pay a license fee of 40 billion CFA, or approximately $53 million, in order to obtain their long-term licenses. The Company believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. In December 2001 and January 2002, the other two wireless operators in the Côte d’Ivoire agreed to a payment plan with the government. In February 2002, Cora also agreed to a deferred payment plan of approximately $0.1 million per month, funded by operating cash flows, until Cora is able to attain additional financing. As a result of the above events, the Company reassessed the estimated future cash flows related to its investment in Cora and recorded a provision of approximately $10.9 million in 2001 against the carrying value of the investment. This provision is included in equity in net loss of unconsolidated subsidiaries. The Company’s net investment in Cora is approximately $5 million.

     Ghana:

      Under the terms of the Ghana license, a subsidiary of the Company, Western Telesystems Ghana Limited (“Westel”) is required to meet certain customer levels and build-out requirements by January 2002. Due to the inability of the regulator to enforce interconnection with the incumbent telephone company, all development has been stifled. The National Communications Authority (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel is currently in discussions with the NCA to come to compromise on this matter and does not believe the enforcement of these penalties is probable. The Company’s net investment in Westel at December 31, 2001 is approximately $6 million.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     General:

      The Company’s international investments are subject to the laws and regulations governing telecommunication services in effect in each of the countries in which it operates. These laws and regulations can have a significant influence on the Company’s results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the various countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company’s results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions used to prepare its financial statements accordingly.

11.     Income Taxes:

      Significant components of deferred income tax assets and liabilities, net of tax, are as follows:

	December 31,

	2001	2000
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$236,712	$185,950
Other temporary differences	29,786	20,731

Total deferred tax assets	266,498	206,681
Valuation allowance	(183,293)	(116,028)

	83,205	90,653
Deferred tax liabilities:
Property and wireless licenses basis difference	(83,205)	(90,653)

	$—	$—

      The Company had available at December 31, 2001, net operating loss (“NOL”) carryforwards of approximately $594 million. The NOL carryforwards will expire between 2006 and 2021. The Company may be limited in its ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed the Company in July 1994 and changes in shareholdings that occurred during 1999.

      Management believes that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets, including a history of recurring operating losses. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The valuation allowance increased approximately $67 million in 2001 and $25 million in 2000.

      The difference between the domestic statutory tax rate of approximately 40% (35% federal and 5% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the full valuation allowance against net deferred tax assets.

      In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream’s cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time that a subsidiary of Hutchison Telecommunications Limited made an investment in VoiceStream, (“the Hutchison Investment”), VoiceStream paid the Company $20 million; the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly owned subsidiary of the Company. This transaction was accounted for as a return of capital to the Company. Through operation of tax law the Company has retained certain of the cumulative tax losses originally transferred to VoiceStream following the

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spin-off. Under the tax sharing agreement between the companies, the Company agreed to pay VoiceStream $24.5 million. This was paid during 2001 and represented the present value of the expected tax benefit of the NOLs retained by the Company.

12.     Shareholders’ Equity:

      The authorized capital stock of the Company consists of 300,000,000 shares of Class A Common Stock and Class B Common Stock, no par value, and 50,000,000 shares of preferred stock, no par value (the “Preferred Stock”).

     Common Stock

      The holders of the Company’s Class A Common Stock have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Shares of Class B Common Stock generally convert automatically into shares of Class A Common Stock on a share-for-share basis immediately upon any transfer of the Class B Common Stock other than a transfer from an original holder of Class B Common Stock to certain affiliates of such holder.

     Preferred Stock

      The Company is authorized to issue 50,000,000 shares of Preferred Stock, which may be issued from time to time in one or more classes or series or both upon authorization by the Company’s Board of Directors.

      The Company has no current plans to issue any Preferred Stock.

     Stock Issuances:

      The Company issued 747,639, 506,180 and 1,480,486 shares of its Class A Common Stock in 2001, 2000 and 1999, respectively, as a result of employee stock option exercises.

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

      This reissuance did not accelerate benefits to option holders. The Company believes this allows employees to continue to better participate in the success of the company for which they work. As outlined in the provisions of EITF 90-9, at the date of the Spin-off, the Company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed of $63.4 million. Subsequent to the date of the Spin-off, the Company has recognized an additional $18.3 million of stock option compensation, net of cancellations, through December 31, 2001. As of December 31, 2001, the Company has fully recognized the stock option compensation associated with these options.

13.     Income (Loss) per Common Share:

      Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted”. Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the “treasury stock” method.

      Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those years presented with net losses, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were 2,504,000; 9,000 and 1,705,000 for the years ended December 31, 2001, 2000 and 1999, respectively, because they were antidilutive.

      The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(149,497)	$77,783	$(48,121)
Total discontinued operations			(100,652)
Extraordinary loss on early extinguishment of debt		(12,377)
Cumulative change in accounting principle	(5,580)

Net income (loss)	$(155,077)	$65,406	$(148,773)

Denominator:
Weighted-average shares:
Basic	78,625,000	77,899,000	76,775,000
Effect of dilutive securities:
Dilutive options		2,404,000

Weighted-average shares:
Diluted	78,625,000	80,303,000	76,775,000

Basic income (loss) per share:
Continuing operations	$(1.90)	$1.00	$(0.63)
Discontinued operations			(1.31)
Extraordinary item		(0.16)
Cumulative change in accounting principle	(0.07)

Basic income (loss) per share	$(1.97)	$0.84	$(1.94)

Diluted income (loss) per share:
Continuing operations	$(1.90)	$0.97	$(0.63)
Discontinued operations			(1.31)
Extraordinary item		(0.16)
Cumulative change in accounting principle	(0.07)

Diluted income (loss) per share	$(1.97)	$0.81	$(1.94)

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock Based Compensation Plans:

      The Management Incentive Stock Option Plan (the “MISOP”), which has been effective since 1994, provides for the issuance of up to 7,500,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP. Typically the vesting period is four years with a maximum term of ten years.

      The Employee Stock Purchase Plan (the “ESPP”), which has been effective since 1997, provides for the issuance of up to 1,000,000 shares of Class A Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by the Company or its subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the ESPP, not to exceed the Internal Revenue Service contribution limit each calendar year. Shares are offered under this ESPP at 85% of market value at each offer date. Participants are fully vested at all times.

      The Company has accounted for the above described MISOP and ESPP following the guidelines of APB Opinion No. 25 and related interpretations. Had compensation cost for the MISOP and the ESPP been determined based upon the fair value at the grant dates for awards under these plans consistent with the method defined in SFAS No. 123, the Company’s net income (loss) and basic and diluted income (loss) per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands,
except per share data)
Net income (loss):
As reported	$(155,077)	$65,406	$(148,773)
Pro forma	$(168,355)	$59,868	$(157,604)
Basic income (loss) per share:
As reported	$(1.97)	$0.84	$(1.94)
Pro forma	$(2.14)	$0.77	$(2.05)
Diluted income (loss) per share:
As reported	$(1.97)	$0.81	$(1.94)
Pro forma	$(2.14)	$0.75	$(2.05)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2001	2000	1999

Weighted average risk free interest rates	5.0%		5.6%
Expected dividend yield	0.0%		0.0%
Expected volatility	64.0%		63.0%
Expected lives (in years)	7.5		4.75

      There were no stock option grants in 2000; therefore, there are no weighted average assumptions for valuation purposes.

      The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

      Expected lives assumptions in 1999 include the cancellation and re-issuance of all outstanding stock options as a result of the Spin-off.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options granted, exercised and canceled under the above MISOP are summarized as follows:

	Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

	(In thousands, except pricing information)
Outstanding, beginning of period	3,065	$7.64	3,642	$7.32	4,348	$11.78
Options granted	675	$39.19		$	5,058	$7.61
Options exercised	(748)	$6.57	(506)	$5.26	(1,453)	$5.02
Options canceled	(32)	$10.24	(71)	$8.25	(4,311)	$13.01

Outstanding, end of the period	2,960	$15.06	3,065	$7.64	3,642	$7.32

Exercisable, end of period	1,815	$9.69	1,991	$6.56	1,889	$5.54

      The weighted average fair value of stock options granted was $28.67 in 2001 and $22.01 in 1999. There were no stock options granted in 2000.

      The following table summarizes information about fixed price stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(In thousands, except pricing information)
$ 0.53 - $ 5.28	440	3 years	$4.67	440	$4.67
$ 6.03 - $ 7.55	467	5 years	$6.37	467	$6.37
$ 8.13 - $ 8.13	643	6 years	$8.13	432	$8.13
$ 9.32 - $35.00	740	7 years	$10.90	341	$10.97
$39.19 - $39.19	670	9 years	$39.19	135	$39.19

$ 0.53 - $39.19	2,960	6 years	$15.06	1,815	$9.69

      The Company’s Board of Directors approved the 1998 Stock Appreciation Plan (the “Plan”) whereby selected key personnel of WWI and its subsidiaries may receive performance units, which are “rights” to receive an amount based upon 5% of the fair market value of WWI. In March 2001, the Company’s Board of Directors authorized additional rights to be granted under the Plan and increased the percentage of the fair market value of WWI upon which the value of the rights is determined from 5% to 7%. Fair value is based upon management’s estimates at the time considering various factors. Such rights do not represent an equity interest in WWI, only a right to compensation under the terms of the Plan.

      The Plan, as amended, authorizes a maximum of 28,000 rights and authorized the Plan administrator to determine, among other things, the grant of rights, the fair market value of the grant and vesting provisions. Granted rights generally vest over a four year period and provide for a cash payout in a lump sum distribution or equal bi-annual installments over a period not to exceed three years. As of December 31, 2001 and 2000 there were 20,413 and 19,950 rights outstanding under the Plan, respectively.

      In connection with a revaluation of the rights based on current market conditions, the Company recorded compensation income of $1.9 million in 2001 and compensation expense of $10.8 million in 2000 and $3.9 million in 1999.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Acquisitions:

      All of the following acquisitions were accounted for using the purchase method of accounting. Substantially the entire purchase price of each of the acquisitions was allocated to licensing costs except where indicated.

Cellular One Group:

      In July 2001, the Company announced it completed the acquisition of Southwestern Bell Mobile Systems’ ownership interest in Cellular One Group, which owns, licenses and promotes nationwide the Cellular One brand and related trademarks, services marks and designs. The purchase price was approximately $9 million allocated to trademarks. Southwestern Bell now does business as Cingular Wireless, LLC. As a result of this transaction, subsidiaries of the Company own 100% of the Cellular One Group.

     tele.ring:

      On June 29, 2001, the Company completed the acquisition of tele.ring, a provider of GSM mobile, Internet, and fixed line services in Austria, from a subsidiary of Vodafone Group Plc (“Vodafone”) as described below.

      The acquisition was accomplished pursuant to the terms of an agreement dated May 4, 2001, among Mannesmann Eurokom GmbH (“MEU”), an indirect wholly owned subsidiary of Vodafone, EKOM Telecommunications Holding AG, a wholly owned subsidiary of MEU, and EHG Einkaufs und Handels GmbH (“EHG”), an indirect wholly-owned subsidiary of WWI. In accordance with the agreement, EHG acquired for ten euros 100% of the stock of tele.ring Telekom Service GmbH (“tele.ring GmbH”) and 100% of the partnership interests in tele.ring Telekom Service GmbH & Co KEG (“tele.ring KEG”; tele.ring GmbH and tele.ring KEG are herein collectively referred to as “tele.ring”). EHG was also granted the option to acquire for one euro 100% of the stock of Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license. After repayment of existing tele.ring debt (which was all intra-company debt due to Vodafone), tele.ring’s balance sheet had a net working capital position of approximately zero as of the closing of the acquisition. The determination of the purchase price is subject to revision, which is not expected to be material, based on the final determination of fair values.

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

      The following unaudited pro forma condensed combined financial information combines the historical statements of operations of the Company for the twelve months ended December 31, 2001 and 2000 and assumes the acquisition was effected on January 1 of each year presented. The accounting policies of the Company and tele.ring differ as a result of differences between U.S. GAAP and Austrian GAAP; tele.ring’s historical financial data has been adjusted to conform to U.S. GAAP. Further, certain reclassifications have been made to tele.ring’s historical presentation to conform to Company’s presentation. These reclassifications do not materially impact tele.ring’s results of operations or financial position for the periods presented.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended		Year Ended December 31,
	December 31, 2001		2000

		Western		Western
		Wireless		Wireless
		Corporation		Corporation
		and tele.ring		and tele.ring
	As Reported	Pro forma	As Reported	Pro forma
(Dollars in thousands, except per share data)
Total revenues	$1,073,362	$1,137,307	$834,954	$905,546
Net income (loss) before extraordinary item and cumulative change in accounting principle	$(149,497)	$(228,345)	$77,783	$(109,851)
Net income (loss)	$(155,077)	$(233,925)	$65,406	$(122,228)
Basic income (loss) per share	$(1.97)	$(2.98)	$0.84	$(1.57)
Diluted income (loss) per share	$(1.97)	$(2.98)	$0.81	$(1.57)
Weighted average shares outstanding:
Basic	78,625,000	78,625,000	77,899,000	77,899,000
Diluted	78,625,000	78,625,000	80,303,000	77,899,000

     Other Acquisitions:

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

      In January 2000, the Company completed an acquisition of a 40% interest in Comstar, a GSM cellular operator in Côte d’Ivoire for $3 million.

      In November 1999, the Company purchased the cellular licenses and operations of the Texas 7 and Arkansas 11 RSAs for approximately $165 million in cash.

      In June 1999, the Company completed the purchase of 50% of the Cellular One Group for $9 million in cash.

      In June 1999, the Company completed the purchase of the cellular licenses and operations of the Brownsville, TX and McAllen, TX Metropolitan Statistical Areas (“MSA”) for an aggregate amount of approximately $96 million in cash.

      In February 1999, the Company completed the purchase of the cellular license and operations of the Wyoming 4 and Oklahoma 1 RSA for $19 million in cash. Prior to the purchase of the Wyoming 4 RSA, the Company operated this market under an Interim Operating Authority (“IOA”) from the FCC.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Selected Quarterly Consolidated Financial Information (unaudited):

      Selected quarterly consolidated financial information for the years ended December 31, 2001 and 2000 is as follows:

		Operating	Net Income	Basic Income	Diluted Income
Quarter Ended	Total Revenues	Income (Loss)	(Loss)(1)	(Loss)(2)	(Loss)(2)

(Dollars in thousands,
except per share data)
March 31, 2001	$236,474	$22,944	$(17,304)	$(0.22)	$(0.22)
June 30, 2001	$252,562	$21,797	$(14,027)	$(0.18)	$(0.18)
September 30, 2001	$297,837	$(11,710)	$(66,758)	$(0.85)	$(0.85)
December 31, 2001	$286,489	$(13,773)	$(51,408)	$(0.65)	$(0.65)

March 31, 2000	$175,186	$32,367	$1,132	$0.01	$0.01
June 30, 2000	$202,003	$42,392	$6,922	$0.09	$0.09
September 30, 2000	$220,647	$46,901	$4,526	$0.06	$0.06
December 31, 2000	$237,118	$47,218	$65,203	$0.84	$0.81

(1)	Represents net income (loss) before extraordinary item and cumulative change in accounting principle.

(2)	Represents basic and diluted income (loss) per share before extraordinary item and cumulative change in accounting principle.

17.     Segment Information:

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. The Company mainly provides cellular services in rural markets in the western United States. The Company’s international operations consist mainly of consolidated subsidiaries and operating entities throughout the world. Certain centralized back office costs and assets benefit all of the Company’s operations. These costs are allocated to both segments in a manner, which reflects the relative time devoted to each of the segments.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The domestic cellular operations comprise the majority of the Company’s total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	operations	operations	Consolidated
(Dollars in thousands)
Year Ended December 31, 2001
Total revenues	$913,471	$159,891	$1,073,362
Depreciation and amortization expense	190,601	24,993	215,594
Operating income (loss)	150,226	(130,968)	19,258
Interest expense	138,384	25,909	164,293
Equity in net income (loss) of unconsolidated affiliates	1,550	(9,322)	(7,772)
Net loss	(3,526)	(151,551)	(155,077)
Total assets	1,857,743	512,677	2,370,420
Total capital expenditures	261,431	124,474	385,905
Year Ended December 31, 2000
Total revenues	$812,540	$22,414	$834,954
Depreciation and amortization expense	120,826	4,235	125,061
Operating income (loss)	190,249	(21,371)	168,878
Interest expense	141,182	11,047	152,229
Equity in net income of unconsolidated affiliates	623	35	658
Net income	39,720	25,686	65,406
Total assets	1,759,255	237,214	1,996,469
Total capital expenditures	207,939	54,628	262,567
Year Ended December 31, 1999
Total revenues	$626,777		$626,777
Depreciation and amortization expense	101,254	$759	102,013
Operating income (loss)	65,788	(4,859)	60,929
Interest expense	95,476	4,517	99,993
Equity in net income (loss) of unconsolidated affiliates	305	(14,834)	(14,529)
Net loss	(124,563)	(24,210)	(148,773)
Total assets	1,273,894	78,696	1,352,590
Total capital expenditures	154,370	13,849	168,219

18.     Related Party Transactions:

      In the fourth quarter of 2001, WWI’s Austrian subsidiary sold at fair market value 0.5% of its share capital to an officer of the same subsidiary. Under this agreement the officer has the right to put the shares to the subsidiary, and the subsidiary has the right to call the shares, on certain dates and at certain prices at fair value depending on the time period.

      In April 2001, Bradley J. Horwitz, Executive Vice President of the Company and President of WWI exercised a fair value put agreement exchanging a 2.02% interest in WWI for approximately $14.1 million. Mr. Horwitz still holds the right to put his remaining interest in WWI to the Company at fair value. The Company now owns approximately 98% of the outstanding shares of WWI.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial statements reflect an allocation of certain centralized costs to VoiceStream and its affiliates, prior to and subsequent to the Spin-off. Such centralized items include the costs of shared senior management, customer care operations and certain back office functions. These costs have been allocated to VoiceStream and its affiliates in a manner that reflects the relative time devoted to each. For the twelve months ended December 31, 2001, 2000 and 1999, the Company allocated to VoiceStream and its affiliates costs of $0.3 million, $0.6 million and $8.9 million, respectively.

      In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream’s cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream paid the Company $20 million; the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly owned subsidiary of the Company. This transaction was accounted for as a return of capital to the Company. Through operation of tax law the Company has retained certain of the cumulative tax losses originally transferred to VoiceStream following the Spin-off. Under the tax sharing agreement between the companies, the Company agreed to pay VoiceStream $24.5 million. This was paid during 2001. This amount represented the present value of the expected tax benefit of the NOLs retained by the Company.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
COMBINED BALANCE SHEETS
(Parent Company Only)
(Dollars in thousands)

	As of December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$7,564	$10,960
Accounts receivable, net of allowance for doubtful accounts of $13,742 and $13,126, respectively	107,672	103,501
Inventory	23,052	16,144
Prepaid expenses and other current assets	11,544	5,600

Total current assets	149,832	136,205
Property and equipment, net of accumulated depreciation of $502,525 and $357,547, respectively	583,102	466,347
Licensing costs and other intangible assets, net of accumulated amortization of $148,302 and $114,380, respectively	1,093,275	1,095,623
Investments in and advances to unconsolidated affiliates	179,583	176,999
Other assets		23

	$2,005,792	$1,875,197

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$14,027	$11,673
Accrued liabilities	130,387	85,973
Construction accounts payable	15,236	3,367
Payable to VoiceStream Wireless		24,500

Total current liabilities	159,650	125,513
Long-term debt	2,145,441	1,895,485

Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 71,881,603 and 71,054,977 shares issued and outstanding, respectively, and; Class B, 6,981,072 and 7,060,059 shares issued and outstanding, respectively	668,158	665,084
Deferred compensation		(5,703)
Accumulated other comprehensive loss	(24,181)	(16,983)
Deficit	(943,276)	(788,199)

Total net capital deficiency	(299,299)	(145,801)

	$2,005,792	$1,875,197

See accompanying notes to condensed financial information

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
COMBINED STATEMENTS OF OPERATIONS
(Parent Company Only)
(Dollars in thousands)

	Year Ended December 31,

	2001	2000	1999

Revenues:
Subscriber revenues	$619,214	$548,202	$447,498
Roamer revenues	244,538	228,694	150,725
Equipment sales and other revenues	45,450	33,805	28,383

Total revenues	909,202	810,701	626,606

Operating Expenses:
Cost of service	188,434	169,405	127,793
Cost of equipment sales	79,770	42,750	36,249
General and administrative	165,692	150,509	114,773
Sales and marketing	127,630	124,635	99,368
Depreciation and amortization	187,704	120,502	101,230
Stock based compensation	4,183	9,297	75,361

Total operating expenses	753,413	617,098	554,774

Operating income:	155,789	193,603	71,832

Other income (expense):
Interest and financing expense, net	(158,861)	(151,626)	(99,993)
Equity in net income (loss) of unconsolidated affiliates	(127,841)	31,608	(21,833)
Other, net	(18,584)	4,198	1,873

Total other expense	(305,286)	(115,820)	(119,953)

Net income (loss) from continuing operations before extraordinary item and cumulative change in accounting principle	(149,497)	77,783	(48,121)

Net loss from discontinued operations			(82,152)
Cost of discontinuance			(18,500)

Total discounted operations			(100,652)

Extraordinary loss on early extinguishment of debt		(12,377)

Cumulative change in accounting principle	(5,580)

Net income (loss)	$(155,077)	$65,406	$(148,773)

See accompanying notes to condensed financial information

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
COMBINED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2001	2000	1999

Operating activities:
Net income (loss)	$(155,077)	$65,406	$(148,773)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	340,432	107,150	253,294

Net cash provided by operating activities	185,355	172,556	104,521

Investing activities:
Purchase of property and equipment	(261,577)	(206,785)	(156,584)
Investments in and advances to unconsolidated affiliates	(134,761)	(72,468)	(54,022)
Receipts from and (payments to) VoiceStream Wireless	(24,500)	3,438	22,968
Additions to licensing costs and other intangible assets	(8,325)	(12,799)
Acquisition of wireless properties, net of cash acquired		(356,606)	(289,716)
Purchase of minority interest in Western Wireless International	(14,140)

Net cash used in investing activities	(443,303)	(645,220)	(477,354)

Financing activities:
Proceeds from issuance of common stock, net	4,596	2,358	6,972
Additions to long-term debt	690,000	1,640,485	415,000
Repayment of debt	(440,044)	(1,200,000)	(10,000)

Net cash provided by financing activities	254,552	442,843	411,972

Change in cash and cash equivalents	(3,396)	(29,821)	39,139
Cash and cash equivalents, beginning of year	10,960	40,781	1,642

Cash and cash equivalents, end of year	$7,564	$10,960	$40,781

See accompanying notes to condensed financial information

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL INFORMATION

      This Schedule I and the related notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

1.     Basis of Presentation:

      The condensed financial information presented in Schedule I represents the balance sheets, statements of operations and cash flows for the Company as if its subsidiary, WWI, was an unconsolidated entity. Certain, but not all, of the net assets of WWI’s consolidated subsidiaries and equity based investments are restricted under loan agreements including those of Austria, Bolivia, Ireland, Iceland, Croatia and Georgia. The Company less WWI is referred to as “Parent Company Only” in Schedule I. The Company’s ownership in WWI has been reflected in this condensed financial information as if the investment was accounted for using the equity method.

2.     Long-Term Debt Maturities:

      The aggregate amounts of principal maturities as of December 31, 2001, of the Company’s debt excluding the debt of the restricted subsidiary are as follows (dollars in thousands):

Year Ending December 31,
2002	$—
2003	106,185
2004	156,099
2005	256,104
2006	471,054
Thereafter	1,155,999

$2,145,441

WESTERN WIRELESS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning	Charged to	Charged		Balance at
	of	Costs and	to Other		End
Description	Period	Expenses	Accounts(1)	Deductions(2)	of Period

(Dollars in thousands)
Year ended December 31, 2001
Allowance for doubtful account	$15,801	$32,570	$8,094	$(35,370)	$21,095

Valuation allowance for deferred tax assets	$116,028	$67,265	$—	$—	$183,293

Year ended December 31, 2000
Allowance for doubtful account	$11,199	$26,963	$(387)	$(21,974)	$15,801

Valuation allowance for deferred tax assets	$91,360	$24,668	$—	$—	$116,028

Year ended December 31, 1999
Allowance for doubtful account	$7,629	$18,280	$1,635	$(16,345)	$11,199

Valuation allowance for deferred tax assets	$55,596	$35,764	$—	$—	$91,360

(1)	Mainly represents market acquisitions and dispositions, late fees and net fraud credits given to customers.

(2)	Write-offs, net of bad debt recovery.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WIRELESS CORPORATION

BY /s/ JOHN W. STANTON

John W. Stanton
Chairman of the Board and
Chief Executive Officer

Date: 3/29/02

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN W. STANTON John W. Stanton	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	3/29/02

/s/ MIKAL J. THOMSEN Mikal J. Thomsen	President, Chief Operating Officer and Director	3/29/02

/s/ THERESA E. GILLESPIE Theresa E. Gillespie	Executive Vice President and Director	3/29/02

/s/ SCOTT A. SOLEY Scott A. Soley	Vice President and Controller	3/29/02

/s/ JOHN L. BUNCE JR. John L. Bunce, Jr.	Director	3/29/02

/s/ MITCHELL R. COHEN Mitchell R. Cohen	Director	3/29/02

/s/ DANIEL J. EVANS Daniel J. Evans	Director	3/29/02

/s/ JONATHAN M. NELSON Jonathan M. Nelson	Director	3/29/02

/s/ TERENCE M. O’TOOLE Terence M. O’Toole	Director	3/29/02

/s/ PETER H. VAN OPPEN Peter H. van Oppen	Director	3/29/02