Form 10-Q
period 2002-03-31
WESTERN WIRELESS CORP
filed 2002-05-15
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number 000-28160

WESTERN WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1638901

(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E. Bellevue, Washington	98006

(Address of principal executive offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 9, 2002

Class A Common Stock, no par value	72,192,219
Class B Common Stock, no par value	6,777,110

Western Wireless Corporation
Form 10-Q
For the Quarter Ended March 31, 2002

WESTERN WIRELESS CORPORATION

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$50,834	$45,240
Accounts receivable, net of allowance for doubtful accounts of $21,654 and $21,095, respectively	146,015	151,787
Inventory	20,716	34,331
Marketable securities	19,920	21,016
Prepaid expenses and other current assets	34,382	49,402

Total current assets	271,867	301,776
Property and equipment, net of accumulated depreciation of $586,457 and $530,805, respectively	836,076	838,078
Licensing costs and other intangible assets, net of accumulated amortization of $17,797 and $15,170, respectively	1,181,212	1,184,516
Investments in and advances to unconsolidated affiliates	33,924	32,752
Other assets	13,356	13,298

	$2,336,435	$2,370,420

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$57,181	$83,005
Accrued liabilities and other	171,202	175,016
Construction accounts payable	71,953	93,764
Current portion of long-term debt	73,387	55,471

Total current liabilities	373,723	407,256

Long-term debt, less current portion	2,258,414	2,237,374
Deferred tax liability	78,894

Total liabilities	2,711,031	2,644,630

Minority interests in consolidated subsidiaries	23,408	25,089

Commitments and contingencies (Note 7)

Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 300,000,000 shares authorized; Class A, 72,184,194 and 71,881,603 shares issued and outstanding, respectively Class B, 6,777,110 and 6,981,072 shares issues and outstanding, respectively	668,967	668,158
Accumulated other comprehensive loss	(27,693)	(24,181)
Deficit	(1,039,278)	(943,276)

Total net capital deficiency	(398,004)	(299,299)

	$2,336,435	$2,370,420

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,

	2002	2001

Revenues:
Subscriber revenues	$198,571	$161,110
Roamer revenues	60,981	62,197
Fixed line revenues	13,616	79
Equipment sales and other revenues	17,496	13,088

Total revenues	290,664	236,474

Operating expenses:
Cost of service	89,865	54,967
Cost of equipment sales	26,768	16,413
General and administrative	60,239	51,193
Sales and marketing	39,712	42,342
Depreciation and amortization	61,515	42,619
Stock based compensation, net		5,996

Total operating expenses	278,099	213,530

Operating income	12,565	22,944

Other income (expense):
Interest and financing expense, net	(39,359)	(42,112)
Equity in net income (loss) of unconsolidated affiliates	1,647	(2,955)
Other, net	5,197	329

Total other expense	(32,515)	(44,738)

Minority interests in net loss of consolidated subsidiaries	3,235	4,490

Loss before provision for income taxes	(16,715)	(17,304)
Provision for income taxes	(79,287)

Loss before cumulative change in accounting principle	(96,002)	(17,304)
Cumulative change in accounting principle		(5,580)

Net loss	$(96,002)	$(22,884)

Basic and diluted loss per share:
Before cumulative change in accounting principle	$(1.22)	$(0.22)
Cumulative change in accounting principle		(0.07)

Basic and diluted loss per share	$(1.22)	$(0.29)

Weighted average shares outstanding:
Basic	78,910,000	78,338,000

Diluted	78,910,000	78,338,000

Comprehensive loss:
Net loss	$(96,002)	$(22,884)
Unrealized loss on marketable securities:
Reclassification adjustment		(5,462)
Unrealized holding loss	(1,096)	(1,984)

Net unrealized loss	(1,096)	(7,446)

Foreign currency translation	(4,509)	(374)
Unrealized gain (loss) on hedges	2,093	(1,172)

Total comprehensive loss	$(99,514)	$(31,876)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

Operating activities:
Net loss	$(96,002)	$(22,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative change in accounting principle		5,580
Gain on sale of marketable securities		(8,006)
Depreciation and amortization	62,772	43,315
Deferred income taxes	78,894
Stock based compensation		5,996
Equity in net (income) loss of unconsolidated affiliates	(1,647)	2,955
Minority interests in net loss of consolidated subsidiaries	(3,235)	(4,490)
Adjustment of interest rate hedges to fair market value	(5,908)	8,707
Other, net	1,283	84
Changes in operating assets and liabilities	10,782	(39,057)

Net cash provided by (used in) operating activities	46,939	(7,800)

Investing activities:
Purchase of property and equipment	(78,691)	(65,045)
Additions to licensing costs and other intangible assets	(834)	(22,518)
Proceeds from sale of marketable securities		25,381
Receipts from and (investments in) unconsolidated subsidiaries	(558)	2,625

Net cash used in investing activities	(80,083)	(59,557)

Financing activities:
Proceeds from issuance of common stock, net	582	2,686
Additions to long-term debt	58,107	62,949
Repayment of long-term debt	(19,339)	(480)
Minority interest contributions	220	20,154

Net cash provided by financing activities	39,570	85,309

Effect of exchange rate changes on cash	(832)

Change in cash and cash equivalents	5,594	17,952

Cash and cash equivalents, beginning period	45,240	23,278

Cash and cash equivalents, end of period	$50,834	$41,230

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization:

     Western Wireless Corporation (the “Company”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the Cellular One® brand name. In April 2002, the Company launched service in Amarillo, Texas under the Western Wireless brand name.

     The Company owns approximately 98% of Western Wireless International Holding Corporation (“WWI”) who, through consolidated subsidiaries and equity investments, is a provider of wireless communications services worldwide.

     Throughout this document, Western Wireless Corporation and its subsidiaries are referred to as “the Company,” “we,” “our” or “us.” The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2001, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated March 31, 2002 and 2001, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto for the year ended December 31, 2001, contained in the Company’s Form 10-K dated March 29, 2002.

2. Summary of Significant Accounting Policies:

     Supplemental cash flow disclosure:

     Cash paid for interest was $38.5 million and $37.6 million for the three months ended March 31, 2002 and 2001, respectively.

     Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2002 presentation.

     Principles of consolidation:

     U.S. headquarter functions and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. During the first quarter of 2002, we brought the results of Bolivia and Haiti current with the date of the financial statements. Entities accounted for using the equity method and our consolidated African subsidiary continue to be presented on a one quarter lag. For the first quarter of 2001, consolidated subsidiaries in Iceland, Ghana, Bolivia and Haiti, along with entities accounted for using the equity method, were recorded on a one quarter lag. The inclusion of an additional quarter of operations for Bolivia and Haiti in the first quarter of 2002 had an insignificant impact on our operating results.

     Recently issued accounting standards:

     In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but we may adopt the provisions of SFAS No. 145 prior to this date. Upon the adoption of SFAS No. 145, we will reclassify our prior period statement of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on extinguishments of debt in pre-tax earnings.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for the Company beginning January 1, 2003. We are currently evaluating the impact this statement will have on our future consolidated financial results.

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. Upon adoption of SFAS No. 142, we ceased amortization of our domestic licensing costs as we determined that these assets meet the definition of indefinite life intangible assets. We completed the assessment for impairment of our indefinite life intangible assets required upon the implementation of SFAS No. 142 and determined that they were not impaired. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist.

     In connection with the adoption of SFAS No. 142, we incurred a non-cash charge of approximately $78.9 million in the first quarter of 2002 as a provision for income taxes mainly to increase the valuation allowance related to our net operating loss carryforwards. This non-cash charge includes $71.4 million in one-time charges required because we have significant deferred tax liabilities related to our domestic licensing costs. Historically, we did not need a valuation allowance for the portion of our net operating loss carryforward equal to the amount of license amortization expected to occur during the net operating loss carryforward period. Since we ceased amortizing domestic licensing costs on January 1, 2002 for book purposes and, we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licensing costs which will reverse during the net operating loss carryforward period, we have increased the valuation allowance accordingly. Further, since January 1, 2002, we continue to amortize our domestic licensing costs for federal income tax purposes. As previously discussed, licensing costs are no longer amortized for book purposes. The income tax effect of the ongoing difference between book and tax amortization resulted in an additional non-cash charge as a provision for income taxes of approximately $7.5 million during the first quarter of 2002. The additional non-cash charge to the income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our net operating loss carryforward period.

     On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. We periodically evaluate whether there has been certain indicators of impairment of our long-lived assets. As of March 31, 2002, we believe there has been no indication of impairment.

     3. Marketable Securities:

     Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities is summarized as follows:

(Dollars in thousands)
	March 31, 2002	December 31, 2001

Available-for-sale equity securities:
Aggregate fair value	$19,920	$21,016
Historical cost	18,959	18,959

Unrealized holding gain	$961	$2,057

     Our net unrealized holding gains and losses are included as an increase to accumulated other comprehensive loss. Realized gains and losses are determined on the basis of specific identification.

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Prepaid Expenses and Other Current Assets:

(Dollars in thousands)
	March 31, 2002	December 31, 2001

Rent	$10,299	$5,786
Cellular One Group promotional fund	6,933	5,522
VAT receivables	5,000	17,725
Taxes and fees	2,806	2,487
Acquisition related receivable	420	2,401
Deposits	112	6,423
Other	8,812	9,058

	$34,382	$49,402

5. Licensing Costs and Other Intangible Assets:

     Upon adoption of SFAS No. 142, as described in Note 2, we ceased amortization related to domestic licensing costs beginning on January 1, 2002.

(Dollars in thousands)
	March 31, 2002	December 31, 2001

Intangible assets subject to amortization:
International licensing costs	$84,200	$85,083
Deferred financing costs	27,285	27,155
Other	16,619	16,543

	128,104	128,781

Accumulated amortization	(17,797)	(15,170)

	110,307	113,611
Intangible assets not subject to amortization:
Domestic licensing costs	1,070,905	1,070,905

	$1,181,212	$1,184,516

     We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, exclusive of deferred financing costs, for each of the following periods:

(Dollars in thousands)
Aggregate amortization expense:
For the three months ending March 31, 2002	$1,938
Expected amortization expense:
For the nine months ending December 31, 2002	4,811
For the year ending December 31, 2003	6,415
For the year ending December 31, 2004	6,415
For the year ending December 31, 2005	6,415
For the year ending December 31, 2006	6,415

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The following table reconciles our net loss adjusted to exclude amortization expense related to indefinite lived intangible assets, assuming the adoption of SFAS No. 142 had occurred on January 1, 2001:

(Dollars in thousands)
	Three months ended
	March 31,

	2002	2001

Net loss	$(96,002)	$(22,884)
Add back: Domestic license amortization		7,085

Adjusted net loss	$(96,002)	$(15,799)

Basic and diluted loss per share:
Net loss	$(1.22)	$(0.29)
Domestic license amortization		0.09

Adjusted net loss	$(1.22)	$(0.20)

6. Debt:

     Long-Term Debt:

(Dollars in thousands)
	March 31, 2002	December 31, 2001

Credit Facility:
Revolvers	$680,000	$640,000
Term Loans	1,100,000	1,100,000
10-1/2% Senior Subordinated Notes Due 2006	200,000	200,000
10-1/2% Senior Subordinated Notes Due 2007	200,000	200,000
tele.ring Revolver	72,092	63,374
Icelandic Credit Facility	22,169	22,687
Bolivian Bridge Loan	29,480	21,145
Irish Bridge Loan	11,476	17,716
Other	16,584	27,923

	2,331,801	2,292,845
Less current portion	(73,387)	(55,471)

	$2,258,414	$2,237,374

     The aggregate amounts of principal maturities as of March 31, 2002, are as follows:

(Dollars in thousands)

Nine months ending December 31, 2002	$46,265
Year ending December 31,
2003	112,239
2004	188,475
2005	289,076
2006	537,797
Thereafter	1,157,949

$2,331,801

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Irish Bridge Loan:

     In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary of WWI, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with two banks to provide funding for the development and operation of MMC’s network in Ireland. In April 2002, MMC repaid the remainder of the outstanding principal plus interest.

     Slovenian Credit Facility:

      In April 2002, Western Wireless International d.o.o. (“Vega”), a subsidiary of WWI, entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The aggregate amount of the Slovenian Credit Facility is 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal shall be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is mainly accrued at EURIBOR plus an applicable margin, initially ranging from 1.25% to 3.25%, based on Vega’s financial and technical performance. Borrowings under the Slovenian Credit Facility are limited by capital invoices and certain restrictive covenants. Restrictive covenants include: minimum subscribers; population coverage; certain cash flow requirements; and debt service coverage. WWI has jointly and severally guaranteed the facility under certain circumstances related to non-performance of network construction milestones, insolvency or abandonment of the project. Further, WWI has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for cumulative operating cash flow shortfalls and cash balance deficiencies, if any. Upon completion of all closing conditions during the second quarter of 2002, Vega will have approximately $85 million available to borrow.

7. Commitments and Contingencies:

     Purchase Commitments:

     In order to ensure adequate supply and availability of certain wireless system equipment requirements and service needs, the Company has committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of March 31, 2002, is as follows:

(Dollars in thousands)

Aggregate commitments	$419,000
Ordered and received	$295,000
Awaiting delivery	$7,000
Expiration dates	July 2002
to March 2004

     International Contingencies:

          Ivory Coast:

     An equity method investment of WWI, Cora de Comstar (40%) (“Cora”), has operated under a provisional operating license since the company was formed in 1995. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. Cora has satisfied these conditions, but the government has not issued the long-term license, despite making multiple commitments to do so. On July 6, 2001, the government announced its intention to require Cora and the two other wireless operators in Côte d’Ivoire to each pay a license fee of 40 billion CFA, or approximately $53 million, in order to obtain their long-term licenses. WWI believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. In December 2001 and January 2002, the other two wireless operators in Côte d’Ivoire agreed to a payment plan with the government. In February 2002, Cora agreed to an interim payment plan of approximately $0.1 million per month, funded by Cora’s operating cash flows, until Cora is able to obtain additional funding or renegotiates the license fee and terms. WWI’s net investment in Cora at March 31, 2002 is $5 million.

          Ghana:

     Under the terms of the Ghana license, a subsidiary of WWI, Western Telesystems Ghana Limited (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, all development has been stifled. Westel was unable to meet the required customer levels. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

these build-out requirements. Westel is currently in discussions with the NCA and other government officials to settle these matters and does not believe the enforcement of these penalties is probable. WWI’s net investment in Westel at March 31, 2002 is approximately $5.8 million.

8. Income (Loss) per Common Share:

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted.” Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

     Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with net losses, any stock options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were 2,279,600 and 2,177,300 for the three months ended March 31, 2002 and 2001, respectively, because they were antidilutive.

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The components of basic and diluted loss per share are as follows:

(Dollars in thousands, except per share data)
	Three months ended March 31,

	2002	2001

Numerator:
Loss before cumulative change in accounting principle	$(96,002)	$(17,304)
Cumulative change in accounting principle		(5,580)

Net loss	$(96,002)	$(22,884)

Denominator:
Weighted-average shares:
Basic	78,910,000	78,338,000
Effect of dilutive securities:
Dilutive options

Weighted-average shares:
Diluted	78,910,000	78,338,000

Basic and diluted loss per share:
Before cumulative change in accounting principle	$(1.22)	$(0.22)
Cumulative change in accounting principle		(0.07)

Basic and diluted loss per share	$(1.22)	$(0.29)

9. tele.ring Acquisition:

     In April 2002, tele.ring, a subsidiary of WWI, exercised its option to acquire 100% of the stock of Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license. The purchase price was nominal and the acquisition is subject to regulatory approval.

10. Segment Information:

     Our operations are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. We mainly provide cellular services in rural markets in the western United States. Our international operations consist mainly of consolidated subsidiaries and operating entities throughout the world. Certain centralized back office costs and assets benefit all of our operations. These costs are allocated to both segments in a manner which reflects the relative time devoted to each of the segments.

WESTERN WIRELESS CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

(Dollars in thousands)
	Domestic	International
	Operations	Operations	Consolidated

Three months ended March 31, 2002
Total revenues	$211,277	$79,387	$290,664
Depreciation and amortization expense	49,562	11,953	61,515
Operating income (loss)	35,325	(22,760)	12,565
Interest and financing expense, net	29,004	10,355	39,359
Net loss	(66,777)	(29,225)	(96,002)
Total assets	1,838,105	498,330	2,336,435
Total capital expenditures	35,275	43,416	78,691
Three months ended March 31, 2001
Total revenues	$223,657	$12,817	$236,474
Depreciation and amortization expense	37,485	5,134	42,619
Operating income (loss)	52,154	(29,210)	22,944
Interest and financing expense, net	37,924	4,188	42,112
Cumulative change in accounting principle	(6,600)	1,020	(5,580)
Net income (loss)	6,359	(29,243)	(22,884)
Total assets	1,766,288	323,591	2,089,879
Total capital expenditures	25,102	39,943	65,045

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Western Wireless operates; technology changes; competition; changes in business strategy or development plans; the high leverage of Western Wireless; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against Western Wireless; and other factors referenced in Western Wireless’ public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Western Wireless disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

     Unless the context requires otherwise, “Western Wireless,” “the Company,” “we,” “our” and “us” include us and our subsidiaries.

     The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2001. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as subscriber and roamer revenues, interconnect costs, incollect expense, allowance for doubtful accounts, long-lived assets, investments in unconsolidated affiliates, income taxes and contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

     Overview

     We provide cellular communications services in 19 western states under the Cellular One brand name principally through the ownership and operation of cellular wireless systems. In April 2002, the Company launched service in Amarillo, Texas under the Western Wireless brand name. The operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We own FCC licenses to provide such services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). Additionally, we own 10 MHZ personal communication services (“PCS”) licenses for three Basic Trading Areas (“BTA”).

     During the first quarter, we continued to deploy CDMA services throughout our territory and now cover over 40% of our population with CDMA.

     At March 31, 2002, we owned approximately 98% of Western Wireless International Holding Corporation (“WWI”), the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through consolidated subsidiaries and operating joint ventures, is a provider of wireless communications services in ten countries.

     WWI owns wireless licenses in ten foreign countries with a controlling interest in seven of these countries. Slovenia, Austria, Ireland, Bolivia, Iceland, Haiti and Ghana are consolidated into our financial results. Cote D’Ivoire, Croatia and Georgia are accounted for using the equity method.

     U.S. headquarter functions and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. During the first quarter of 2002, we brought the results of Bolivia and Haiti current with the date of the financial statements. Entities accounted for using the equity method and our consolidated African subsidiary continue to be presented on a one quarter lag. For the first quarter of 2001, consolidated subsidiaries in Iceland, Ghana, Bolivia and Haiti, along with entities accounted for using the equity method, were recorded on a one quarter lag. The inclusion of an additional quarter of operations for Bolivia and Haiti in the first quarter of 2002 had an insignificant impact on our operating results.

     Results of Domestic Operations for the Three Months Ended March 31, 2002 and 2001

     We had 1,159,500 domestic subscribers at March 31, 2002. This represents a decrease of 17,000 or negative 1.44% from December 31, 2001. We had 1,086,500 domestic subscribers at March 31, 2001, representing an increase of 37,000 or 3.5% from December 31, 2000.

     The following table sets forth certain financial data as it relates to our domestic operations:

(Dollars in thousands)
	Three months ended
	March 31,

	2002	2001

Revenues:
Subscriber revenues	$145,678	$151,932
Roamer revenues	53,010	61,612
Equipment sales and other revenues	12,589	10,113

Total revenues	$211,277	$223,657

Operating expenses:
Cost of service	$44,334	$47,630
Cost of equipment sales	18,430	12,321
General and administrative	37,888	41,140
Sales and marketing	25,738	31,604
Depreciation and amortization	49,562	37,485
Stock based compensation		1,323

Total operating expenses	$175,952	$171,503

EBITDA	$84,887	$90,962

     Domestic Revenues

     The decrease in subscriber revenues for the three month period ended March 31, 2002, compared to the same period one year ago is due partly to the decrease in average subscribers as discussed above. In addition, average revenue per unit (“ARPU”) was $41.57 for the three months ended March 31, 2002, a $5.85, or 12.3%, decline from $47.42 for the three months ended March 31, 2001. The decline in ARPU is the result of several factors including: (i) larger home calling areas; (ii) more rate plans that included long distance at no additional charge; and (iii) an increase in the number of partner plans at a lower access rate that share minutes with an existing plan. We continue to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. We expect ARPU to increase in the second and third quarters of the current year compared to the first quarter of 2002.

     The decrease in roamer revenue for the three months ended March 31, 2002, compared to the same period a year ago is due mainly to a decrease in the roamer rate with AT&T Wireless Services, Inc. (“AT&T Wireless”) partially offset by growth in roamer minutes. In March 2002, we extended our existing roaming agreement with AT&T Wireless, our largest roaming partner. The contract extension becomes effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to current contractual rates charged to AT&T Wireless for AT&T Wireless’ customers roaming on our network. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Additionally, in April 2002, we signed new three year roaming agreements with Cingular Wireless (“Cingular”) and Verizon Wireless Corporation (“Verizon”). Management expects a modest decline in roamer revenues on a year-over-year basis in 2002.

     Equipment sales and other revenues for the three months ended March 31, 2002, which consist primarily of wireless handset and accessory sales to customers, increased compared to the three months ended March 31, 2001, due mainly to an increase in the average revenue per phone sold as a result of an increase in the number of digital, dual-mode and tri-mode handsets sold. This increase was partially offset by a decrease in the number of handsets sold. As the cost of digital handsets continues to decline, we expect to pass these savings on to our customers. However, we expect to continue to sell these handsets at higher prices than we historically sold analog handsets.

     Domestic Operating Expenses

     The decrease in cost of service for the three month period ended March 31, 2002, compared to the same period one year ago is mainly attributable to decreased off network roaming costs for our customers, as a result of the AT&T Wireless roaming agreement signed in June 2001, partially offset by increased costs associated with supporting an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use (“MOU”) decreased to $0.04 per MOU for the three months ended March 31, 2002, compared to $0.05 for the same period in 2001. The decrease in domestic cost of service per MOU is due mainly to the decrease in off network roaming costs previously discussed. In addition, we continue to see the fixed cost components increasing at a slower rate than variable costs on a per minute basis. We expect domestic cost of service to be flat or increase slightly on a year-over-year basis due to savings in off network roaming costs as a result of our new roaming agreements with AT&T Wireless, Verizon and Cingular. Further, we expect domestic cost of service per MOU to continue to gradually decline as greater economies of scale continue to be realized.

     General and administrative costs decreased for the three month period ended March 31, 2002, compared to the same period one year ago primarily as the result of lower bad debt expense and lower billing costs. Our domestic general and administrative monthly cost per average subscriber for the three months ended March 31, 2002, decreased to $10.81 from $12.84 for the quarter ended March 31, 2001. Management anticipates cost efficiencies to continue on a per domestic subscriber basis in future periods.

     The decrease in sales and marketing costs, including the loss on equipment sales, for the three month period ended March 31, 2002, compared to the same period one year ago is primarily due to a decrease in domestic gross subscriber additions partially offset by higher average cost per gross subscriber addition. The increase in the average cost per gross subscriber addition results mainly from fixed sales and marketing costs being spread over fewer gross subscriber adds. We expect an improvement in cost per gross addition in future periods as we continue to evaluate and close under-performing stores and kiosks along with ongoing reductions in digital handset costs in the market place.

     Cost of equipment sales increased for the three months ended March 31, 2002, compared to the same period in 2001 as a result of an increase in the average per unit cost of handsets sold due to a greater proportion of digital handsets in the mix of overall handsets sold. This increase was partially offset by a decrease in the number of handsets sold. We expect that as the mix of digital and analog handsets continues to migrate more toward digital, our per unit cost of handsets will increase, partially offset by declining prices of digital handsets in the market place. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

     The increase in depreciation and amortization expense for the three months ended March 31, 2002, compared to the same period in 2001, is mainly attributable to the growth of domestic wireless communication system assets partially offset by a decrease in amortization expense associated with the discontinuance of license amortization with the adoption on January 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As we continue to add wireless infrastructure to service our growing domestic subscriber base, management anticipates depreciation and amortization expenses will increase in future periods.

     Domestic EBITDA

     EBITDA represents operating income before depreciation, amortization and stock based compensation for our operations. Management believes EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet our future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States generally accepted accounting principles, as an alternate to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures of other companies.

     Domestic EBITDA decreased for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, due to a decrease in subscriber and roaming revenues as well as an increase in the loss on equipment sales, partially offset by decreases for cost of service, sales and marketing, and general and administrative expenses. Operating margin (domestic EBITDA as a percentage of service revenues) remained flat at 42.3% for the three months ended March 31, 2002, compared to 42.2% for the same period one year ago. Management expects domestic EBITDA to increase at a moderate pace in 2002.

     Results of International Operations for the Three Months Ended March 31, 2002 and 2001

     Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Iceland, Bolivia and Haiti and fixed line service primarily in Austria. We had 581,800 consolidated international customers at March 31, 2002. This represents an increase of 33,900, or 6.2%, compared to December 31, 2001. We had 116,800 consolidated international customers at March 31, 2001. This represents an increase of 33,900 compared to December 31, 2000. As of March 31, 2002 and 2001, approximately 66% of our consolidated international customers are prepaid customers. As of March 31, 2002, we had 183,600 fixed lines. This represents an increase of 8,400, or 4.8%, compared to December 31, 2001.

(Dollars in thousands)
	Three months ended
	March 31,

	2002	2001

Revenues:
Subscriber revenues	$52,893	$9,178
Roamer revenues	7,971	585
Fixed line revenues	13,616	79
Equipment sales and other revenues	4,907	2,975

Total revenues	$79,387	$12,817

Operating expenses:
Cost of service	$45,531	$7,337
Cost of equipment sales	8,338	4,092
General and administrative	22,351	10,053
Sales and marketing	13,974	10,738
Depreciation and amortization	11,953	5,134
Stock based compensation		4,673

Total operating expenses	$102,147	$42,027

EBITDA	$(10,807)	$(19,403)

     International Revenues

     The increase in subscriber revenues for the three months ended March 31, 2002, compared to the same period in 2001 is primarily due to the inclusion of subscriber revenue generated by tele.ring, which was acquired by us at the end of June 2001. Additionally, we eliminated the one quarter lag and brought the results of Bolivia and Haiti current in the first quarter of 2002 to be consistent with our European consolidated joint ventures, resulting in the inclusion of two quarters of operations for these entities in the period ended March 31, 2002. Further, we launched service in Ireland in February 2001.

     The increase in roamer revenues for the three months ended March 31, 2002, compared to the same period in 2001 is primarily due to the inclusion of roamer revenue generated by tele.ring, which was acquired by us at the end of June 2001, and the launch of service in Ireland in February 2001.

     Fixed-line revenues increased for the three months ended March 31, 2002 as compared to the same period in 2001, primarily as a result of inclusion of fixed-line revenue generated by tele.ring, which was acquired by us at the end of June 2001.

     Equipment sales and other revenues, which consist mostly of wireless handset and accessory sales to customers, increased for the three months ended March 31, 2002, compared to the same period in 2001 primarily due to the inclusion of two quarters of operations for Bolivia and Haiti due to our elimination of the one quarter lag for these entities. Additionally, first quarter of 2001 includes equipment sales and other revenue for tele.ring, which was acquired at the end of June 2001. We anticipate continued growth in international equipment sales as a result of increases in mobile customer additions.

International Operating Expenses

     Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administration in the United States. Seven of our international consolidated markets were operational during the entire three months ended March 31, 2002, while only four were operational during the same period in 2001. Our international operations in Ireland and Slovenia became operational in February 2001 and December 2001, respectively, and we acquired tele.ring at the end of June 2001. Additionally, we eliminated the one quarter lag and brought the results of Bolivia and Haiti current in the first quarter of 2002 to be consistent with our European consolidated joint ventures, resulting in the inclusion of two quarters of operations for these entities in the period ended March 31, 2002. Accordingly, operating expenses increased for the three months ended March 31, 2002, over the same period in 2001. As our number of consolidated international markets that were operational increased, the period over period trend is not necessarily indicative of future trends. As we continue to add subscribers and expand our wireless footprint in our consolidated international markets, these international operating expenses are expected to continue to increase.

     The decrease in stock-based compensation results mainly from the revaluation of stock appreciation rights (“SARs”) issued by WWI based on current market conditions.

     International EBITDA

     EBITDA represents operating income before depreciation, amortization and stock based compensation for our operations. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures of other companies.

     International EBITDA for our consolidated subsidiaries improved for the three months ended March 31, 2002, compared to the same period in 2001, due to operating efficiencies. Management expects international EBITDA losses to improve throughout 2002 as a result of continued growth and related economies of scale in existing markets.

     Consolidated Other Income (Expense)

     Consolidated interest and financing expense decreased slightly to $39.4 million for the three months ended March 31, 2002, from $42.1 million for the same period in 2001. The decrease is primarily due a reduction of our weighted average interest rate partially offset by an increase in our average long-term debt. For the three months ended March 31, 2002 and 2001, the domestic weighted average interest rate paid to third parties was 6.8% and 8.8%, respectively. For the three months ended March 31, 2002 and 2001, the consolidated international weighted average interest rates paid to third parties was 6.4% and 8.1%, respectively.

     Provision for Income Taxes

     In connection with the adoption of SFAS No. 142, we have incurred a non-cash charge of approximately $78.9 million in the first quarter of 2002 as a provision for income taxes mainly to increase the valuation allowance related to our net operating loss carryforwards. This non-cash charge includes $71.4 million in one-time charges required, because we have significant deferred tax liabilities related to our domestic licensing costs. Historically, we did not need a valuation allowance for the portion of our net operating loss carryforward equal to the amount of license amortization expected to occur during the net operating loss carryforward period. Since we ceased amortizing domestic licensing costs on January 1, 2002 for book purposes and, we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licensing costs which will reverse during the net operating loss carryforward period, we have increased the valuation allowance accordingly. Further, since January 1, 2002, we continue to amortize our domestic licensing costs for federal income tax purposes. As previously discussed, licensing costs are no longer amortized for book purposes. The income tax effect of the ongoing difference between book and tax amortization resulted in an additional non-cash charge as a provision for income tax of approximately $7.5 million during the first quarter of 2002. The additional non-cash charge to the income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our net operating loss carryforward period. We expect to have a similar non-cash charge to the provision for income taxes in future quarters.

     This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or any current or future cash tax payments. The increase in the valuation allowance does not reflect any change in our assessment of the likelihood of utilizing the tax NOL carryforwards to reduce payments of income tax in the future. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we can reverse all or part of the allowance in the future.

     Consolidated Liquidity and Capital Resources

     We have a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of March 31, 2002, $1.8 billion was outstanding under the Credit Facility. Based on March 31, 2002 covenant analysis, we had approximately $200 million available to borrow under the Credit Facility.

     Subsequent to the end of the first quarter, we have repurchased approximately $20 million of our 10 1/2% Senior Subordinated Notes due in 2006 and 2007 in open market transactions. Additional repurchases may be considered in future periods if they are available at terms that are acceptable to the Company.

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring financing of 250 million euro for purposes of funding anticipated working capital and capital financing cash needs. At March 31, 2002, tele.ring had drawn approximately $70 million. At April 1, 2002, under the facility, there was 170 million euro available but undrawn which is expected to sustain tele.ring until it becomes free cash flow positive.

     NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, has a bridge loan facility (“the Bridge Loan”). The aggregate amount available under the Bridge Loan is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider. At March 31, 2002, NuevaTel had drawn approximately $30 million against this bridge loan facility. During April 2002, NuevaTel borrowed an additional $5 million under the Bridge Loan. Based on purchase order commitments, there are currently no additional borrowings available under the facility. The loan matures in its entirety in October 2002. We believe we can extend, or refinance the Bolivian bridge loan facility prior to its maturity through a U.S. government owned development agency, but neither can be assured.

     A subsidiary of WWI, TAL h.f. (“TAL”), has a credit facility with three foreign banks denominated in a basket of five currencies. At March 31, 2002, TAL had approximately $22 million outstanding under this facility. This facility is fully drawn. We will repay approximately $2 million of principal during the remainder of 2002 and expect to do so using positive cash flow from TAL.

     In April 2002, Meteor Mobile Communications Limited, a subsidiary of WWI, repaid the remainder of the outstanding principal and interest on its bridge loan facility.

      In April 2002, Western Wireless International d.o.o. (“Vega”), a subsidiary of WWI, entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The aggregate amount of the Slovenian Credit Facility is 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal shall be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is mainly accrued at EURIBOR plus an applicable margin, initially ranging from 1.25% to 3.25%, based on Vega’s financial and technical performance. Borrowings under the Slovenian Credit Facility are limited by capital invoices and certain restrictive covenants. Restrictive covenants include: minimum subscribers; population coverage; certain cash flow requirements; and debt service coverage. WWI has jointly and severally guaranteed the facility under certain circumstances related to non-performance of network construction milestones, insolvency or abandonment of the project. Further, WWI has made a commitment that is collateralized by cash to contribute up to a maximum 16 million euro in additional capital to provide for cumulative operating cash flow shortfalls and cash balance deficiencies, if any. Upon completion of all closing conditions during the second quarter of 2002, Vega will have approximately $85 million available to borrow.

     The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

(Dollars in millions)
	9 mos.
	ending					There-
	2002	2003	2004	2005	2006	after	Total

Domestic	$0.1	$106.1	$156.1	$256.1	$511.0	$1,156.0	$2,185.4
International	46.2	6.1	32.4	33.0	26.8	1.9	146.4

Total	$46.3	$112.2	$188.5	$289.1	$537.8	$1,157.9	$2,331.8

     For the remainder of 2002, we anticipate spending between $90 million and $140 million for continued improvement of our domestic network and back office infrastructure.

     During the remainder of 2002, WWI’s business plans include funding for capital expenditures and operating losses. WWI plans to fund these needs through local foreign borrowings, the tele.ring financing, the Slovenian Credit Facility and contribution and advances from Western Wireless and minority partners in our consolidated subsidiaries. For the remainder of 2002, WWI anticipates incurring approximately: (i) $90 million for expansion of its wireless networks; (ii) $75 million to reduce construction related payables and; (iii) $65 million in working capital. It is anticipated that the net contributions and advances by Western Wireless for the remainder of 2002 will be approximately $53 million, excluding $15 million for the Slovenian Credit Facility collateralization, discussed above.

     Net cash provided by operating activities was $46.9 million for the three months ended March 31, 2002. Adjustments to the $96.0 million net loss to reconcile to net cash used in operating activities included: (i) $62.8 million of depreciation and amortization; (ii) $78.9 million in deferred income taxes; (iii) $3.2 million minority interest in losses of consolidated subsidiaries; and (iv) a $5.9 million adjustment of interest rate hedges to fair market value. Net cash used in operating activities was $7.8 million for the three months ended March 31, 2001.

     Net cash used in investing activities was $80.1 million for the three months ended March 31, 2002. Investing activities for the period consisted primarily of $78.7 million in purchases of property and equipment of which $43.4 million was related to WWI. Net cash used in investing activities was $59.6 million for the three months ended March 31, 2001.

     Net cash provided by financing activities was $39.6 million for the three months ended March 31, 2002. Financing activities for such period consisted primarily of: (i) additions to long-term debt of $58.1 million for the continued expansion of our cellular infrastructure and to fund international joint ventures through WWI; and (ii) repayments of long-term debt amounting to $19.3 million. Net cash provided by financing activities was $85.3 million for the three months ended March 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in short-term interest rates as a result of its borrowings under the Credit Facility. Credit Facility interest payments are determined by the outstanding indebtedness and the spot LIBOR rate at the beginning of the period in which interest is computed. LIBOR is adjusted for an applicable margin based on the Company’s financial ratios. We also have fixed rate debt under the Senior Notes at 10.5%. As part of its risk management program, we utilize interest rate caps, swaps and collars to hedge variable rate interest risk on the Credit Facility. Additionally, we have entered into foreign exchange contracts to hedge certain foreign currency commitments. The following table provides information as of March 31, 2002, about the Company’s long-term debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency fluctuations:

(Dollars in millions)
			Expected maturity date

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Liabilities:
Maturities of long-term debt:
Variable Rate	$46.3	$112.2	$188.5	$289.1	$337.8	$957.9	$1,931.8	$1,931.8
Fixed Rate					$200.0	$200.0	$400.0	$328.0
Interest Rate Derivatives:
Financial instruments related to debt
Interest rate caps:
Notional amounts outstanding by year of maturity	$25.0						$25.0	$0.0

The interest rate caps effectively lock $25 million of our Credit Facility at 7.5%

Interest rate collars:
Notional amounts outstanding by year of maturity		$245.0	$55.0				$300.0	$(10.7)

The interest rate collars effectively lock $300 million of our Credit Facility borrowings between 6.5% and 7.8%

Interest rate swaps:
Notional amounts outstanding by year of maturity		$70.0	$300.0	$25.0			$395.0	$(14.7)

The interest rate swaps effectively lock $395 million of our Credit Facility borrowings between 4.9% and 6.8%.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit

     None.

(b)	Reports on Form 8-K

A Form 8-K was filed on January 9, 2002, reporting certain of the Company’s preliminary financial and operating results for the quarter and year ended December 31, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ THERESA E. GILLESPIE	By:	/s/ SCOTT SOLEY

	Theresa E. Gillespie Executive Vice President		Scott Soley Vice President and Controller (Chief Accounting Officer)

Dated: May 14, 2002