Form 10-Q
period 2002-06-30
WESTERN WIRELESS CORP
filed 2002-08-13
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 9, 2002

Class A Common Stock, no par value	72,229,605
Class B Common Stock, no par value	6,774,724

Western Wireless Corporation
Form 10-Q
For the Quarter Ended June 30, 2002

PART I — FINANCIAL INFORMATION

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$41,897	$45,240
Accounts receivable, net of allowance for doubtful accounts of $21,256 and $21,095, respectively	152,903	151,787
Inventory	25,036	34,331
Marketable securities	18,263	21,016
Prepaid expenses and other current assets	34,339	49,402

Total current assets	272,438	301,776

Property and equipment, net of accumulated depreciation of $640,568 and $530,805, respectively	861,857	838,078
Licensing costs and other intangible assets, net of accumulated amortization of $20,515 and $15,170, respectively	1,181,522	1,184,516
Investments in and advances to unconsolidated affiliates	35,451	32,752
Other assets	33,240	13,298

	$2,384,508	$2,370,420

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$61,002	$83,005
Accrued liabilities and other	193,516	175,016
Construction accounts payable	48,140	93,764
Current portion of long-term debt	94,407	55,471

Total current liabilities	397,065	407,256

Long-term debt, net of current portion	2,300,196	2,237,374
Deferred income taxes	85,510

Total liabilities	2,782,771	2,644,630

Minority interests in consolidated subsidiaries	23,641	25,089

Commitments and contingencies (Note 7)

Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,229,605 and 71,881,603 shares issued and outstanding, respectively
Class B, 6,774,724 and 6,981,072 shares issued and outstanding, respectively	669,067	668,158
Deferred compensation	(98)
Accumulated other comprehensive loss	(21,840)	(24,181)
Deficit	(1,069,033)	(943,276)

Total net capital deficiency	(421,904)	(299,299)

	$2,384,508	$2,370,420

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
Subscriber revenues	$204,826	$170,530	$403,397	$331,640
Roamer revenues	64,394	68,839	125,375	131,036
Fixed line revenues	13,383	302	26,999	381
Equipment sales and other revenues	16,184	12,891	33,680	25,979

Total revenues	298,787	252,562	589,451	489,036

Operating expenses:
Cost of service	93,107	59,562	182,972	114,529
Cost of equipment sales	28,549	20,718	55,317	37,131
General and administrative	50,293	52,320	110,532	103,513
Sales and marketing	46,422	39,229	86,134	81,571
Depreciation and amortization	58,588	52,685	120,103	95,304
Asset disposition	7,556		7,556
Stock based compensation, net		6,251		12,247

Total operating expenses	284,515	230,765	562,614	444,295

Other income (expense):
Interest and financing expense, net	(39,311)	(40,806)	(78,670)	(82,918)
Equity in net income (loss) of unconsolidated affiliates	841	543	2,488	(2,412)
Other, net	(714)	(619)	4,483	(290)

Total other expense	(39,184)	(40,882)	(71,699)	(85,620)

Minority interests in consolidated subsidiaries	2,590	5,058	5,825	9,548

Loss before provision for income taxes	(22,322)	(14,027)	(39,037)	(31,331)

Provision for income taxes	(7,433)		(86,720)

Loss before cumulative change in accounting principle	(29,755)	(14,027)	(125,757)	(31,331)

Cumulative change in accounting principle				(5,580)

Net loss	$(29,755)	$(14,027)	$(125,757)	$(36,911)

Basic and diluted loss per share:
Before cumulative change in accounting principle	$(0.38)	$(0.18)	$(1.59)	$(0.40)
Cumulative change in accounting principle				(0.07)

Basic and diluted loss per share	$(0.38)	$(0.18)	$(1.59)	$(0.47)

Weighted average shares outstanding:
Basic and diluted	78,969,000	78,635,000	78,940,000	78,487,000

Comprehensive loss:
Net loss	$(29,755)	$(14,027)	$(125,757)	$(36,911)
Unrealized gain (loss) on marketable securities:
Reclassification adjustment				(1,984)
Unrealized holding gain (loss)	(1,657)	1,667	(2,753)	(3,795)

Net unrealized gain (loss)	(1,657)	1,667	(2,753)	(5,779)

Foreign currency translation	11,275	(4,811)	6,766	(5,185)
Unrealized gain (loss) on hedges	(3,765)	80	(1,672)	(1,092)

Total comprehensive loss	$(23,902)	$(17,091)	$(123,416)	$(48,967)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,

	2002	2001

Operating activities:
Net loss	$(125,757)	$(36,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative change in accounting principle		5,580
Gain on sale of marketable securities		(8,006)
Depreciation and amortization	122,129	96,696
Deferred income taxes	85,510
Asset disposition	7,556
Stock based compensation		12,247
Equity in net (income) loss of unconsolidated affiliates	(2,488)	2,412
Minority interests in consolidated subsidiaries	(5,825)	(9,548)
Adjustment of interest rate hedges to fair market value	(811)	7,380
Other, net	2,025	2,478
Changes in operating assets and liabilities	13,280	(21,227)

Net cash provided by operating activities	95,619	51,101

Investing activities:
Purchase of property and equipment	(160,460)	(155,284)
Additions to licensing costs and other intangible assets	(5,602)	(25,138)
Proceeds from sale of marketable securities		26,636
Purchase of marketable securities		(3,896)
Receipts from and (investments in) unconsolidated subsidiaries	(722)	2,962
Long-term deposits	(18,655)
Payments to VoiceStream Wireless		(24,500)
Purchase of minority interests in Western Wireless International		(14,140)

Net cash used in investing activities	(185,439)	(193,360)

Financing activities:
Additions to long-term debt	141,841	608,461
Repayment of long-term debt	(58,503)	(440,000)
Minority interest contributions	520	19,978
Other	565	1,500

Net cash provided by financing activities	84,423	189,939

Effect of exchange rate changes	2,054

Change in cash and cash equivalents	(3,343)	47,680

Cash and cash equivalents, beginning of period	45,240	23,278

Cash and cash equivalents, end of period	$41,897	$70,958

See accompanying notes to condensed consolidated financial statements.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization:

     Western Wireless Corporation provides wireless communications services in the United States principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the CELLULARONE® brand name. In April 2002, the Company launched service in Amarillo, Texas under the Western Wireless brand name.

     The Company owns approximately 98% of Western Wireless International Holding Corporation (“WWI”) which, through consolidated subsidiaries and equity investments, is a provider of wireless and other communications services worldwide.

     Throughout this document, Western Wireless Corporation and its subsidiaries are referred to as “the Company,” “we,” “our” or “us.” The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2001, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated June 30, 2002 and 2001, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto for the year ended December 31, 2001, contained in our Form 10-K dated March 29, 2002.

2. Summary of Significant Accounting Policies:

     Supplemental cash flow disclosure:

     Cash paid for interest was $78.4 million and $75.4 million for the six months ended June 30, 2002 and 2001, respectively.

     Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2002 presentation.

     Principles of Consolidation:

     U.S. headquarter functions and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. During the first quarter of 2002, we brought the results of Bolivia and Haiti current with the date of the financial statements. Entities accounted for using the equity method and our consolidated Ghanaian subsidiary are presented on a one quarter lag. For the six months ended June 30, 2001, consolidated subsidiaries in Iceland, Ghana, Bolivia and Haiti, along with entities accounted for using the equity method, were recorded on a one quarter lag. The inclusion of an additional quarter of operations for Bolivia and Haiti in the first quarter for 2002 had an insignificant impact on our consolidated operating results.

     Recently issued accounting standards:

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes Emergency Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. We have adopted the provisions of SFAS No. 145 during the second quarter of 2002 and have recognized a gain of $1.3 million in other income on the repurchase of approximately $17 million of our 10½% Senior Subordinated Notes due 2006 and 2007.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for us beginning January 1, 2003. We are currently evaluating the impact this statement will have on our future consolidated financial results.

     On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. Upon adoption of SFAS 142, we ceased amortization of our domestic licenses as we determined that these assets meet the definition of indefinite life intangible assets. The fair value of our domestic licenses was estimated using the discounted present value of expected future cash flows. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made by us were based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. We completed the assessment for impairment of our indefinite life intangible assets required upon the implementation of SFAS No. 142 and determined that in the aggregate they were not impaired. In the future, impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.

     In connection with the adoption of SFAS No. 142, we have incurred a non-cash charge of approximately $85.5 million for the six months ended June 30, 2002 as a provision for income taxes mainly to increase the valuation allowance related to our net operating loss carryforwards. This non-cash charge includes $71.4 million in one-time charges required because we have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss carryforward equal to the amount of license amortization expected to occur during the net operating loss carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the net operating loss carryforward period, we have increased the valuation allowance accordingly. Further, since January 1, 2002, we continue to amortize our licenses for federal income tax purposes. As previously discussed, license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional non-cash charge as a provision for income taxes of approximately $14.1 million for the six months ended June 30, 2002. The additional non-cash charge to the income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our net operating loss carryforward period.

     On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. We periodically evaluate whether there has been any indication of impairment of our long-lived assets.

     3. Marketable Securities:

     Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities is summarized as follows:

(Dollars in thousands)

	June 30, 2002	December 31, 2001

Available-for-sale equity securities:
Aggregate fair value	$18,263	$21,016
Historical cost	18,959	18,959

Unrealized holding gain (loss)	$(696)	$2,057

     Our net unrealized holding gains and losses are included as an increase to accumulated other comprehensive loss. Realized gains and losses are determined on the basis of specific identification.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Prepaid Expenses and Other Current Assets:

(Dollars in thousands)
	June 30, 2002	December 31, 2001

Rent	$10,681	$5,786
Cellular One Group promotional fund	7,273	5,522
VAT receivable	3,706	17,725
Insurance	2,976	884
Taxes and fees	990	2,487
Acquisition related receivable		2,401
Deposits	2,278	6,423
Other	6,435	8,174

	$34,339	$49,402

5. Licensing Costs and Other Intangible Assets:

     Upon adoption of SFAS No. 142, as described in Note 2, we ceased amortization related to domestic licensing costs beginning on January 1, 2002.

(Dollars in thousands)
	June 30, 2002	December 31, 2001

Intangible assets subject to amortization:
International licensing costs	$99,549	$95,278
Deferred financing costs	31,991	27,155
Trademark and other	16,956	16,543

	148,496	138,976

Accumulated amortization	(20,515)	(15,170)

	127,981	123,806
Intangible assets not subject to amortization:
Domestic licensing costs	1,053,541	1,060,710

	$1,181,522	$1,184,516

     We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, net of deferred financing costs, for each of the following periods:

(Dollars in thousands)

Aggregate amortization expense:
For the six months ended June 30, 2002	$4,022

Expected amortization expense:
For the six months ending December 31, 2002	3,683
For the year ending December 31, 2003	7,366
For the year ending December 31, 2004	7,366
For the year ending December 31, 2005	7,366
For the year ending December 31, 2006	7,366

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The following table reconciles our net loss adjusted to exclude amortization expense related to intangible assets, assuming the adoption of SFAS No, 142 had occurred on January 1, 2001:

(Dollars in thousands, except per share amounts)
	Six months ended June 30,

	2002	2001

Net loss	$(125,757)	$(36,911)
Add back: License amortization		14,588

Adjusted net loss	$(125,757)	$(22,323)

Basic and diluted loss per share:
Net loss	$(1.59)	$(0.47)
License amortization		0.19

Adjusted net loss	$(1.59)	$(0.28)

6. Debt:

     Long-Term Debt:

(Dollars in thousands)
	June 30, 2002	December 31, 2001

Credit Facility:
Revolvers	$700,000	$640,000
Term Loans	1,100,000	1,100,000
10½% Senior Subordinated Notes Due 2006	187,050	200,000
10½% Senior Subordinated Notes Due 2007	196,000	200,000
tele.ring Revolver	93,622	63,374
Slovenian Credit Facility	41,470
Icelandic Credit Facility	23,273	22,687
Bolivian Bridge Loan	34,700	21,145
Irish Bridge Loan		17,716
Other	18,488	27,923

	2,394,603	2,292,845
Less current portion	(94,407)	(55,471)

	$2,300,196	$2,237,374

The aggregate amounts of principal maturities as of June 30, 2002, are as follows:

(Dollars in thousands)

Six months ending December 31, 2002	$39,019
Year ending December 31,
2003	112,877
2004	196,841
2005	301,829
2006	559,067
2007	514,039
Thereafter	670,931

$2,394,603

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Irish Bridge Loan:

     In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary of WWI, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with two banks to provide funding for the development and operation of MMC’s network in Ireland. In April 2002, a subsidiary of WWI repaid the remainder of the outstanding principal plus interest.

     Slovenian Credit Facility:

     In April 2002, Western Wireless International d.o.o. (“Vega”), a subsidiary of WWI, entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The total amount of the Slovenian Credit Facility is 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is accrued mainly at EURIBOR plus an applicable margin, initially ranging from 1.25% to 3.25% based on Vega’s financial and technical performance. Further, the Slovenian Credit Facility requires Vega to enter into interest rate hedge agreements on a minimum of 50% of the outstanding balance under the Slovenian Credit Facility to manage the interest rate exposure pertaining to borrowings under the Slovenian Credit Facility.

     The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under the following circumstances: failure to meet specified network construction milestones, the subsidiary’s insolvency, or abandonment of the project. Further, WWIC has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for cumulative operating cash flow shortfalls and cash balance deficiencies, if any. In the second quarter of 2002, Vega’s revenues were 1.3 million euro below the minimum revenues required under the covenants contained in the Slovenian Credit Facility. In August 2002, pursuant to the Slovenian Credit Facility, WWIC exercised the right to contribute an additional 1.3 million euro to Vega as a result of the revenue shortfall. As of June 30, 2002, Vega had approximately $54 million available to borrow under the Slovenian Credit Facility, $27 million of which is restricted for payment on future purchases by Vega from its equipment supplier. We expect that there will be additional revenue or other financial covenant shortfalls in the future which may limit the availability of borrowings under the Slovenian Credit Facility, subject to WWIC’s right to contribute additional amounts in order to cure such shortfalls.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and contingencies:

     Purchase Commitments:

     In order to ensure adequate supply and availability of certain wireless system equipment requirements and service needs, we have committed to purchase from various suppliers, wireless communications equipment and services. Information regarding these commitments as of June 30, 2002, is as follows:

(Dollars in thousands)

Aggregate commitments	$187,000
Ordered and received	$149,000
Awaiting delivery	$9,000
Expiration dates	September 2002
to March 2004

     International Contingencies:

     Ivory Coast:

     WWI owns a 40% interest in Cora de Comstar (“Cora”), which has operated under a provisional operating license since the company was formed in 1995. This interest is accounted for by WWI on the equity method. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. On July 6, 2001, the government announced its intention to require Cora and the two other wireless operators in Côte d’Ivoire to each pay a license fee of 40 billion CFA francs, or approximately $53 million, in order to obtain their long-term licenses. WWI believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. However, in February 2002, Cora agreed to an interim payment plan of approximately $0.1 million per month, funded by Cora’s operating cash flows, until Cora is able to obtain additional funding or renegotiates the license fee and terms. Despite the ongoing negotiations, the government issued Cora the long-term license in the second quarter of 2002. WWI’s net investment in Cora at June 30, 2002 is $5 million.

     Ghana:

     Under the terms of the Ghana license, a subsidiary of WWI, Western Telesystems Ghana Limited (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, all development has been stifled. Westel was unable to meet the required customer levels. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel is currently in discussions with the NCA and other government officials to settle these matters and does not believe the enforcement of these penalties is probable. WWI’s net investment in Westel at June 30, 2002 is approximately $5 million.

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

     Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with net losses, any stock options outstanding are antidilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation were 2,264,300 and 2,043,400 for the six months ended June 30, 2002 and 2001, respectively, because they were antidilutive.

     The components of basic and diluted loss per share are as follows:

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Numerator:
Loss before cumulative change in accounting principle	$(29,755)	$(14,027)	$(125,757)	$(31,331)
Cumulative change in accounting principle				(5,580)

Net loss	$(29,755)	$(14,027)	$(125,757)	$(36,911)

Denominator:
Weighted-average shares:
Basic	78,969,000	78,635,000	78,940,000	78,487,000
Effect of dilutive securities:
Dilutive options

Weighted-average shares:
Diluted	78,969,000	78,635,000	78,940,000	78,487,000

Basic and diluted loss per share:
Before cumulative change in accounting principle	$(0.38)	$(0.18)	$(1.59)	$(0.40)
Cumulative change in accounting principle				(0.07)

Basic and diluted loss per share	$(0.38)	$(0.18)	$(1.59)	$(0.47)

9. Acquisitions and Dispositions:

     Asset Dispositions:

     We have implemented our strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we have recognized a charge in the second quarter of 2002 of approximately $7.6 million related to the disposition of certain of our paging assets. We also have certain Specialized Mobile Radio (“SMR”) and Competitive Local Exchange Carrier (“CLEC”) assets that we have sold. The results of the dispositions of the SMR and CLEC assets will be reflected in the third quarter of 2002 and are expected to result in a small gain.

     North Dakota 3:

     In June 2002, we were notified that we were the high bidder for the North Dakota 3 Rural Service Area (“RSA”) license by the FCC for approximately $9.4 million. The purchase of the license is anticipated to close late in the third quarter of 2002. Currently we operate this RSA under an interim operating authority.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     tele.ring:

     In April 2002, an indirect wholly-owned subsidiary of WWI, exercised its option to acquire 100% of the stock of Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license for assumption of $0.5 million of liabilities. The acquired entity currently has no ongoing operations.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Segment Information:

     Our operations are overseen by domestic and international management teams each reporting to our Chief Executive Officer. We mainly provide cellular services in rural markets in the western United States. Our international operations consist mainly of consolidated subsidiaries and operating entities throughout the world. Certain centralized back office costs and assets benefit all of our operations. These costs are allocated to both segments in a manner which reflects the relative time devoted to each of the segments.

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

(Dollars in thousands)
	Domestic Operations	International Operations	Consolidated

Three months ended June 30, 2002
Total revenues	$222,591	$76,196	$298,787
Depreciation and amortization expense	47,130	11,458	58,588
Interest and financing expense, net	28,031	11,280	39,311
Net loss	(1,374)	(28,381)	(29,755)
Total capital expenditures	30,468	51,301	81,769
Six months ended June 30, 2002
Total revenues	$433,868	$155,583	$589,451
Depreciation and amortization expense	96,692	23,411	120,103
Interest and financing expense, net	57,035	21,635	78,670
Net loss	(68,151)	(57,606)	(125,757)
Total capital expenditures	65,743	94,717	160,460
At June 30, 2002
Total assets	$1,817,741	$566,767	$2,384,508

(Dollars in thousands)
	Domestic Operations	International Operations	Consolidated

Three months ended June 30, 2001
Total revenues	$235,681	$16,881	$252,562
Depreciation and amortization expense	47,107	5,578	52,685
Interest and financing expense, net	34,980	5,826	40,806
Net income (loss)	14,524	(28,551)	(14,027)
Total capital expenditures	63,336	26,903	90,239
Six months ended June 30, 2001
Total revenues	$459,338	$29,698	$489,036
Depreciation and amortization expense	84,592	10,712	95,304
Interest and financing expense, net	72,904	10,014	82,918
Cumulative change in accounting principle	(6,600)	1,020	(5,580)
Net income (loss)	20,883	(57,794)	(36,911)
Total capital expenditures	88,438	66,846	155,284
At June 30, 2001
Total assets	$1,836,412	$336,907	$2,173,319

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

     Overview

     We provide wireless communications services in 19 western states under the CELLULARONE® brand name principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We own FCC licenses to provide such services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). Additionally, we own 10 MHZ personal communication services (“PCS”) licenses for three Basic Trading Areas (“BTA”). In June 2002, we were notified we were the high bidder for the North Dakota 3 RSA license by the FCC. This RSA is included in the 88 RSAs discussed above as we currently provide service in this area through an interim operating authority.

     During the second quarter, we continued to deploy CDMA services throughout our territory and now cover approximately 50% of our population with CDMA.

     At June 30, 2002, we owned approximately 98% of Western Wireless International Holding Corporation (“WWI”) and the balance was owned by Bradley Horwitz, our Executive Vice President and President of WWI. WWI, through consolidated interests in subsidiaries and operating joint ventures, is a provider of wireless and other communications services in ten countries. WWI owns interests in wireless licenses in ten foreign countries with a controlling interest in seven of these countries. Slovenia, Austria, Ireland, Bolivia, Iceland, Haiti and Ghana are consolidated into our financial results. Cote D’Ivoire, Croatia and Georgia are accounted for using the equity method.

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. During the first quarter of 2002, we brought the results of Bolivia and Haiti current with the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method continue to be presented on a one quarter lag. For the first six months of 2001, consolidated subsidiaries in Iceland, Ghana, Bolivia and Haiti, along with entities accounted for using the equity method were recorded on a one quarter lag. The inclusion of an additional quarter of operations for Bolivia and Haiti in the first quarter for 2002 had an insignificant impact on our consolidated operating results.

     Results of Domestic Operations for the Three and Six Months Ended June 30, 2002 and 2001

     We had 1,165,300 domestic subscribers at June 30, 2002. This represents an increase of 5,800 and a decrease of 11,200 compared to March 31, 2002 and December 31, 2001, respectively. We had 1,116,500 domestic subscribers at June 30, 2001. This represented an increase of 30,000 and 67,000 compared to March 31, 2001 and December 31, 2000, respectively.

     The following table sets forth certain financial data as it relates to our domestic operations:

(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
Subscriber revenues	$151,999	$158,157	$297,677	$310,089
Roamer revenues	58,841	68,101	111,851	129,713
Equipment sales and other revenues	11,751	9,423	24,340	19,536

Total revenues	$222,591	$235,681	$433,868	$459,338

Operating expenses:
Cost of service	$46,157	$49,554	$90,491	$97,184
Cost of equipment sales	19,302	16,823	37,732	29,144
General and administrative	34,947	43,590	72,835	84,730
Sales and marketing	30,216	30,704	55,954	62,308
Depreciation and amortization	47,130	47,107	96,692	84,592
Asset disposition	7,556		7,556
Stock based compensation		1,053		2,376

Total operating expenses	$185,308	$188,831	$361,260	$360,334

EBITDA	$91,969	$95,010	$176,856	$185,972

     Domestic Revenues

     The decrease in subscriber revenues for the three and six month periods ended June 30, 2002, compared to the same periods one year ago is due mainly to a decrease in the monthly average revenue per subscriber (“ARPU”). ARPU was $43.59 for the three months ended June 30, 2002, a $4.27, or 8.9%, decline from $47.86 for the three months ended June 30, 2001. ARPU was $42.37 for the six months ended June 30, 2002, a $5.35, or 11.2%, decline from $47.72 for the six months ended June 30, 2001. The decline in ARPU is the result of several factors including: (i) larger home calling areas; (ii) more rate plans that included long distance at no additional charge; and (iii) an increase in the number of rate plans that share minutes with an existing plan at a lower access rate. We continue to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. New rate plans offered in 2002 have slowed the decline in ARPU and management expects that trend to continue.

     The decrease in roamer revenue for the three and six months ended June 30, 2002, compared to the same periods a year ago is due mainly to a year-over-year decrease in the roamer rate with AT&T Wireless Services, Inc. (“AT&T Wireless”), our largest roaming partner, under the contract extension period June 16, 2001 through June 15, 2002 partially offset by growth in roamer minutes. In March 2002, we entered into an additional extension of our roaming agreement with AT&T Wireless. The contract extension became effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to the contractual rates through June 15, 2002, charged to AT&T Wireless for AT&T Wireless’ customers roaming on our network. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Additionally, in April 2002, we signed new roaming agreements with Cingular Wireless (“Cingular”) and Verizon Wireless Corporation (“Verizon”) effective through April 2005. Management expects that the new agreements with Cingular and Verizon along with increases in volume from AT&T Wireless will generate sufficient new roaming traffic to offset most, if not all, of the AT&T Wireless rate reduction that took effect June 16, 2002.

     Equipment sales and other revenues for the three and six months ended June 30, 2002, which consist primarily of wireless handset and accessory sales to customers, increased compared to the three and six months ended June 30, 2001, due mainly to an increase in the average revenue per phone sold as a result of an increase in the number of digital handsets sold. As the cost of digital handsets continues to decline, we expect to pass these savings on to our customers. However, we expect to continue to sell these handsets at higher prices than we historically sold analog handsets.

     Domestic Operating Expenses

     The decrease in cost of service for the three and six month periods ended June 30, 2002, compared to the same periods one year ago is mainly attributable to decreased off network roaming costs for our customers as a result of reciprocal pricing contained in our new roaming agreements with AT&T Wireless, Cingular and Verizon. These decreases were partially offset by increased costs associated with supporting an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use (“MOU”) decreased to $0.03 per MOU for both the three and six month period ended June 30, 2002, compared to $0.04 for the three months ended June 30, 2001, and $0.05 for the six months ended June 30, 2001. The decrease in domestic cost of service per MOU is due mainly to the decrease in off network roaming costs previously discussed. In addition, we continue to see the fixed cost components of cost of service increasing at a slower rate than variable costs on a per minute basis. We expect domestic cost of service to continue to be down on a year-over-year basis through the end of 2002 due to continued savings in off network roaming costs. Further, we expect domestic cost of service per MOU to continue to gradually decline as greater economies of scale continue to be realized.

     General and administrative costs decreased for the three and six month periods ended June 30, 2002, compared to the same periods one year ago primarily as the result of lower bad debt expense and lower billing costs. Our domestic general and administrative monthly cost per average subscriber for the three months ended June 30, 2002, decreased to $10.02 from $13.19 for the quarter ended June 30, 2001. Our domestic general and administrative monthly cost per average subscriber for the six months ended June 30, 2002, decreased to $10.37 from $13.04 for the six months ended June 30, 2001. Management anticipates cost efficiencies to continue on a per domestic subscriber basis in 2002 as compared to 2001.

     Sales and marketing costs, including the loss on equipment sales, decreased for the three and six month periods ended June 30, 2002, compared to the same periods one year ago due primarily to a decrease in domestic gross subscriber additions, partially offset by higher average cost per gross subscriber addition. The increase in the average cost per gross subscriber addition results mainly from fixed sales and marketing costs being spread over fewer gross subscriber adds.

     Cost of equipment sales increased for the three and six months ended June 30, 2002, compared to the same periods in 2001 as a result of an increase in the average per unit cost of handsets sold due to a greater proportion of digital handsets in the overall handsets sold mix. This increase was partially offset by a decrease in the number of handsets sold. We expect that as the mix of digital and analog handsets continues to migrate more toward digital, our per unit cost of handsets will increase, partially offset by declining prices of digital handsets in the market place. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

     The increase in depreciation and amortization expense for the six months ended June 30, 2002, compared to the same periods in 2001, is mainly attributable to the growth of domestic wireless communication system assets partially offset by a decrease in amortization expense associated with the discontinuance of license amortization with the adoption on January 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). With the adoption of SFAS No. 142 and with a reduction of year-over-year capital spending, we expect depreciation and amortization to be relatively flat in future periods.

     The asset disposition loss results from the implementation of our strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we have recognized a charge in the second quarter of 2002 of approximately $7.6 million related to the disposition of certain of our paging assets. We also have certain Specialized Mobile Radio (“SMR”) and Competitive Local Exchange Carrier (“CLEC”) assets that we have sold. The results of the dispositions of the SMR and CLEC assets will be reflected in the third quarter of 2002 and are expected to result in a small gain.

Domestic EBITDA

     EBITDA represents total revenues less total operating expenses exclusive of depreciation, amortization, asset disposition and stock based compensation for our operations. Management believes EBITDA provides meaningful additional information on our performance and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to net income (loss) as determined in accordance with United States generally accepted accounting principles, as an alternate to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures of other companies.

     Domestic EBITDA decreased for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001. The year-over-year decreases are the result of decreases in subscriber and roaming revenues partially offset by decreases in cost of service, sales and marketing, and general and administrative expenses. Operating margin (domestic EBITDA as a percentage of service revenues) increased to 43.4% and 42.8% from 41.6% and 41.9% for the three and six month periods ended June 30, 2002, compared to the three and six month periods ended June 30, 2001, respectively. Management expects domestic EBITDA to increase in 2002, as compared to 2001.

     Results of International Operations for the Three and Six Months Ended June 30, 2002 and 2001

     Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Iceland, Bolivia and Haiti, and fixed line service primarily in Austria. We had 637,400 consolidated international mobile customers at June 30, 2002. This represents an increase of 55,600, or 9.6%, compared to March 31, 2002 and an increase of 89,500 or 16.3% compared to December 31, 2001. We had 162,800 consolidated international customers at June 30, 2001, representing an increase of 46,000 or 39.4% compared to March 31, 2001 and an increase of 79,900 or 96.4% compared to December 31, 2000. As of June 30, 2002 and 2001, approximately 67% and 75%, respectively, of our consolidated international customers were prepaid customers. As of June 30, 2002, we had 177,400 fixed lines.

     The following table sets forth certain financial data as it relates to our international operations:

(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
Subscriber revenues	$52,827	$12,373	$105,720	$21,551
Roamer revenues	5,553	738	13,524	1,323
Fixed line revenues	13,383	302	26,999	381
Equipment sales and other revenues	4,433	3,468	9,340	6,443

Total revenues	$76,196	$16,881	$155,583	$29,698

Operating expenses:
Cost of service	$46,950	$10,008	$92,481	$17,345
Cost of equipment sales	9,247	3,895	17,585	7,987
General and administrative	15,346	8,730	37,697	18,783
Sales and marketing	16,206	8,525	30,180	19,263
Depreciation and amortization	11,458	5,578	23,411	10,712
Stock based compensation		5,198		9,871

Total operating expenses	$99,207	$41,934	$201,354	$83,961

EBITDA	$(11,553)	$(14,277)	$(22,360)	$(33,680)

     International Revenues

     The increase in subscriber revenues for the three and six months ended June 30, 2002, compared to the same periods in 2001 is primarily due to the inclusion of subscriber revenue generated by tele.ring, which was acquired by us at the end of June 2001. Additionally, we eliminated the one quarter lag and brought the results of Bolivia and Haiti current in the first quarter of 2002, resulting in the inclusion of an additional quarter of operations for these entities for the six month period ended June 30, 2002. We anticipate continued growth in international subscriber revenues as we continue to add prepaid and postpaid subscribers in our international markets.

     The increase in roamer revenues for the three and six months ended June 30, 2002, compared to the same periods in 2001 is primarily due to the inclusion of roamer revenue generated by tele.ring, as previously discussed.

     Fixed line revenues increased for the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily as a result of inclusion of fixed line revenue generated by tele.ring, as previously discussed.

     Equipment sales and other revenues, which consist mostly of wireless handset and accessory sales to customers, increased for the three months ended June 30, 2002, compared to the same period in 2001 primarily due to the launch of Slovenia in December 2001. The increase for the six month period ended June 30, 2002, compared to the same period one year ago, is due to the launch of Slovenia and the inclusion of an additional quarter of operations for Bolivia and Haiti.

     International Operating Expenses

     Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administrative functions in the United States. Seven of our international consolidated markets were operational during the entire six months ended June

30, 2002, while only four were operational during the same period in 2001. Our international operations in Ireland and Slovenia became operational in February 2001 and December 2001, respectively, and we acquired tele.ring at the end of June 2001. Additionally, we eliminated the one quarter lag and brought the results of Bolivia and Haiti current in the first quarter of 2002, resulting in the inclusion of an additional quarter of operations for these entities for the six months ended June 30, 2002. Accordingly, operating expenses increased for the three and six months ended June 30, 2002, over the same periods in 2001. The period-over-period trend is not necessarily indicative of future trends as our number of consolidated international markets that were operational increased. As we continue to add subscribers and expand our wireless footprint in our consolidated international markets, international operating expenses are expected to continue to increase.

     We have no stock based compensation in 2002 based on current market conditions.

     International EBITDA

     EBITDA represents total revenues less total operating expenses exclusive of depreciation, amortization and stock based compensation for our operations. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to similarly titled measures of other companies.

     International EBITDA losses for our consolidated subsidiaries improved for the three and six months ended June 30, 2002, compared to the same periods in 2001, due to an increased subscriber base and operating efficiencies in the first half of 2002 and eliminating the lag of certain markets during the quarter ended March 31, 2001. Management expects international EBITDA losses to improve throughout 2002, compared to 2001, as a result of continued subscriber growth and related economies of scale in our existing markets.

     Consolidated Other Income (Expense)

     Consolidated interest and financing expense decreased to $39.3 million and $78.7 million for the three and six months ended June 30, 2002, from $40.8 million and $82.9 million one year ago. The decreases year-over-year are primarily due to a reduction of our weighted average interest rate partially offset by an increase in our average long-term debt. For the three months ended June 30, 2002 and 2001, the domestic weighted average interest rate paid to third parties was 6.7% and 8.1%, respectively. For the six months ended June 30, 2002 and 2001, the domestic weighted average interest rate paid to third parties was 6.7% and 8.4%, respectively. For the three months ended June 30, 2002 and 2001, the consolidated international weighted average interest rates paid to third parties by WWI was 6.4% and 8.3%, respectively. For the six months ended June 30, 2002 and 2001, the consolidated international weighted average interest rates paid to third parties by WWI was 6.3% and 8.2%, respectively.

     Provision for Income Taxes

     In connection with the adoption of SFAS No. 142, we have incurred a non-cash charge of approximately $85.5 million for the six months ended June 30, 2002 as a provision for income taxes mainly to increase the valuation allowance related to our net operating loss carryforwards. This non-cash charge includes $71.4 million in one-time charges required because we have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss carryforward equal to the amount of license amortization expected to occur during the net operating loss carryforward period. Since we ceased amortizing licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the net operating loss carryforward period, we have increased the valuation allowance accordingly. Further, since January 1, 2002, we continue to amortize our licenses for federal income tax purposes. As previously discussed, license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional non-cash charge as a provision for income tax of approximately $14.1 million for the six months ended June 30, 2002. The additional non-cash charge to the income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our net operating loss carryforward period.

     This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or any current or future cash tax payments. The increase in the valuation allowance does not reflect any change in our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

     Consolidated Liquidity and Capital Resources

     We have a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1 billion in revolving loans and $1.1 billion in term loans. As of August 12, 2002, $1.8 billion is outstanding under the Credit Facility and we have approximately $185 million available to borrow.

     During the second quarter, we repurchased approximately $17 million of our 10½% Senior Subordinated Notes due in 2006 and 2007 in open market transactions.

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring financing of 250 million euro for purposes of funding working capital and network expansion (the “tele.ring Revolver”). At June 30, 2002, the outstanding balance under the tele.ring Revolver was approximately $94 million, including accrued interest. At June 30, 2002, there was approximately 160 million euro available but undrawn under the tele.ring Revolver which is expected to sustain tele.ring until it becomes free cash flow positive.

     NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, has a bridge loan facility (“the Bridge Loan”). The aggregate amount available under the Bridge Loan is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider. WWI, along with its partners, has severally guaranteed the Bridge Loan. At June 30, 2002, NuevaTel had drawn approximately $35 million against this bridge loan facility. There is no availability under the facility. The loan matures in its entirety in October 2002. We believe we can extend or refinance the Bolivian bridge loan facility prior to its maturity, but neither can be assured.

     A subsidiary of WWI, TAL h.f. (“TAL”), has a credit facility with three foreign banks denominated in a basket of five currencies. At June 30, 2002, TAL had approximately $23 million outstanding under this facility. This facility is fully drawn. We will repay approximately $2 million of principal during the remainder of 2002 and expect to do so using positive cash flow from TAL.

     In April 2002, a subsidiary of WWI repaid the remainder of the outstanding principal and interest on the Meteor Mobile Communications Limited bridge loan facility.

Slovenian Credit Facility:

     In April 2002, Western Wireless International d.o.o. (“Vega”), a subsidiary of WWI, entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The total amount of the Slovenian Credit Facility is 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is accrued mainly at EURIBOR plus an applicable margin, initially ranging from 1.25% to 3.25% based on Vega’s financial and technical performance. Further, the Slovenian Credit Facility requires Vega to enter into interest rate hedge agreements on a minimum of 50% of the outstanding balance under the Slovenian Credit Facility to manage the interest rate exposure pertaining to borrowings under the Slovenian Credit Facility.

     The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under the following circumstances: failure to meet specified network construction milestones, the subsidiary’s insolvency, or abandonment of the project. Further, WWIC has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for cumulative operating cash flow shortfalls and cash balance deficiencies, if any. In the second quarter of 2002, Vega’s revenues were 1.3 million euro below the minimum revenues required under the covenants contained in the Slovenian Credit Facility. In August 2002, pursuant to the Slovenian Credit Facility, WWIC exercised the right to contribute an additional 1.3 million euro to Vega as a result of the revenue shortfall. As of June 30, 2002, Vega had approximately $54 million available to borrow under the Slovenian Credit Facility, $27 million of which is restricted for payment on future purchases by Vega from its equipment supplier. We expect that there will be additional revenue or other financial covenant shortfalls in the future which may limit the availability of borrowings under the Slovenian Credit Facility, subject to WWIC’s right to contribute additional amounts in order to cure such shortfalls.

     The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

(Dollars in millions)
	6 mos.
	ending
	December 31,					There-
	2002	2003	2004	2005	2006	after	Total

Domestic	$0.0	$106.1	$156.1	$256.1	$518.1	$1,152.0	$2,188.4
International	39.0	6.8	40.7	45.7	41.0	33.0	206.2

Total	$39.0	$112.9	$196.8	$301.8	$559.1	$1,185.0	$2,394.6

     For the remainder of 2002, we anticipate spending approximately $90 million for continued improvement to our domestic network and back office infrastructure.

     During the remainder of 2002, WWI’s business plans also include funding for capital expenditures and operating losses. WWI plans to fund these needs through local foreign borrowings, the tele.ring Revolver, the Slovenian Credit Facility and contributions and advances from Western Wireless and minority partners in our consolidated subsidiaries. For the remainder of 2002, WWI anticipates expending approximately $70 million for expansion of its wireless networks and requiring approximately $28 million in working capital. It is anticipated that the net contributions and advances by Western Wireless for the remainder of 2002 will be approximately $27 million.

     We believe that our current borrowing capacity under the Credit Facility and available international loan facilities, along with domestic operating cash flow, will be adequate to fund our projected domestic network capital expenditures, international operations and debt service requirements for the remainder of 2002. However, if operating cash flows are less than planned, covenants and borrowing limitations contained in the Credit Facility and the 10½% Senior Subordinated Notes due in 2006 and 2007 may be triggered that limit the availability of borrowings under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In the event we are required to seek additional funding and/or restructure our existing financial arrangements, such funding may not be available to us on satisfactory terms, if at all. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty.

     Net cash provided by operating activities was $95.6 million for the six months ended June 30, 2002. Adjustments to the $125.8 million net loss to reconcile to net cash used in operating activities included: (i) $122.1 million of depreciation and amortization; (ii) $85.5 million in deferred income taxes; (iii) $5.8 million minority interests income of consolidated subsidiaries; and (iv) $7.6 million for loss on asset disposition. Net cash used in operating activities was $51.1 million for the six months ended June 30, 2001.

     Net cash used in investing activities was $185.4 million for the six months ended June 30, 2002. Investing activities for the period consisted primarily of $160.5 million in purchases of property and equipment of which $94.7 million was related to WWI and $18.7 million in long-term deposits. Net cash used in investing activities was $193.4 million for the six months ended June 30, 2001.

     Net cash provided by financing activities was $84.4 million for the six months ended June 30, 2002. Financing activities for such period consisted primarily of additions to long-term debt of $141.8 million for the continued expansion of our cellular infrastructure and to fund international joint ventures through WWI and repayments of long-term debt amounting to $58.5 million. Net cash provided by financing activities was $189.9 million for the six months ended June 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our earnings are affected by changes in short-term interest rates as a result of our borrowings. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge variable rate interest risk. Additionally, we have entered into foreign exchange contracts to hedge certain foreign currency commitments. The following table provides information as of June 30, 2002, about our long-term debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency fluctuations:

(Dollars in millions)
	Expected maturity date

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Liabilities:
Maturities of long-term debt:
Variable Rate	$39.0	$112.9	$196.8	$301.8	$372.0	$989.0	$2,011.5	$2,011.5
Fixed Rate					$187.1	$196.0	$383.1	$160.9

Interest Rate Derivatives:
Financial instruments related to debt
Interest rate caps:
Notional amounts outstanding by year of maturity		$1.7	$3.3	$30.9			$35.9	$0.2

The interest rate caps effectively lock $35.9 million of our borrowings between 5.0% and 7.0%

Interest rate collars:
Notional amounts outstanding by year of maturity		$245.0	$55.0				$300.0	$(13.3)

The interest rate collars effectively lock $300 million of our borrowings between 6.5% and 7.8%

Interest rate swaps:
Notional amounts outstanding by year of maturity	$21.8	$70.0	$300.0	$25.0			$416.8	$(21.0)

The interest rate swaps effectively lock $416.8 million of our borrowings between 4.9% and 6.8%

Foreign Currency Exchange Derivatives:
Forward exchange agreement

Pay USD/receive EUR (USD equivalent)	$0.8						$0.8	$0.7

We have a foreign currency forward to sell $0.8 million and buy 0.9 million euro in November 2002

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on us.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 16, 2002. The following matters were voted upon at the meeting and received the number of votes indicated:

1.	To elect nine directors to serve until the Annual Meeting of Shareholders for 2003 and until their respective successors are elected and qualified.

	For	Withheld

John W. Stanton	129,818,356	3,713,547
John L. Bunce	132,285,903	1,246,000
Mitchell R. Cohen	132,468,337	1,063,566
Daniel J. Evans	133,015,312	516,591
Theresa E. Gillespie	129,667,993	3,863,910
Jonathan M. Nelson	132,116,342	1,415,561
Terence M. O’Toole	132,156,485	1,375,418
Mikal J. Thomsen	130,014,697	3,517,206
Peter H. van Oppen	132,469,962	1,061,941

2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for 2001 and 2002.

For:	132,650,177
Against:	786,667
Abstain:	95,088

3.	To amend the Western Wireless Corporation 1994 Management Incentive Stock Option Plan to increase the number of shares available for issuance there under by 2,500,000 shares.

For:	110,139,997
Against:	23,270,079
Abstain:	121,856

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit	Description

10.1	Letter Agreement dated April 5, 2002 by and among tele.ring Telekom Service GmbH, EHG Einkaufs- und Handels GmbH, Vodafone AG (as universal successor of Mannesmann Eurokom GmbH) and EKOM Telecommunications Holding AG

10.2	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as adopted and amended November 16, 1995, May 20, 1999, February 3, 2000 and May 16, 2002
10.3	Employment Agreement by and between Eric Hertz and Western Wireless Corporation dated May 7, 2002

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ THERESA E. GILLESPIE	By:	/s/ SCOTT SOLEY

	Theresa E. Gillespie Executive Vice President		Scott Soley Vice President and Controller (Chief Accounting Officer)

Dated: August 13, 2002

EXHIBIT INDEX

Exhibit	Description

10.1	Letter Agreement dated April 5, 2002 by and among tele.ring Telekom Service GmbH, EHG Einkaufs- und Handels GmbH, Vodafone AG (as universal successor of Mannesmann Eurokom GmbH) and EKOM Telecommunications Holding AG
10.2	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as adopted and amended November 16, 1995, May 20, 1999, February 3, 2000 and May 16, 2002
10.3	Employment Agreement by and between Eric Hertz and Western Wireless Corporation dated May 7, 2002