Form 10-Q
period 2002-09-30
WESTERN WIRELESS CORP
filed 2002-11-14
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number 000-28160

WESTERN WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1638901 (IRS Employer Identification No.)

3650 131st Avenue S.E. Bellevue, Washington (Address of principal executive offices)	98006 (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title	November 7, 2002

Class A Common Stock, no par value	72,229,605

Class B Common Stock, no par value	6,774,724

Western Wireless Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$35,382	$45,240

Accounts receivable, net of allowance for doubtful accounts of $23,127 and $21,095, respectively	159,323	151,787

Inventory	26,226	34,331

Marketable securities	16,110	21,016

Prepaid expenses and other current assets	46,827	49,402

Total current assets	283,868	301,776

Property and equipment, net of accumulated depreciation of $698,191 and $530,805, respectively	837,922	838,078

Licensing costs and other intangible assets, net of accumulated amortization of $22,853 and $15,170, respectively	1,182,661	1,184,516

Investments in and advances to unconsolidated affiliates	40,675	32,752

Other assets	32,617	13,298

	$2,377,743	$2,370,420

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:

Accounts payable	$55,544	$83,005

Accrued liabilities and other	201,545	175,016

Construction accounts payable	24,795	93,764

Current portion of long-term debt	121,390	55,471

Total current liabilities	403,274	407,256

Long-term debt, net of current portion	2,301,965	2,237,374

Deferred income taxes	93,026

Total liabilities	2,798,265	2,644,630

Minority interests in consolidated subsidiaries	22,188	25,089

Commitments and contingencies (Note 5)

Net capital deficiency:

Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding

Common stock, no par value, 300,000,000 shares authorized;

Class A, 72,229,605 and 71,881,603 shares issued and outstanding, respectively;

Class B, 6,774,724 and 6,981,072 shares issued and outstanding, respectively	669,004	668,158

Deferred compensation	(68)

Accumulated other comprehensive loss	(26,697)	(24,181)

Deficit	(1,084,949)	(943,276)

Total net capital deficiency	(442,710)	(299,299)

	$2,377,743	$2,370,420

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:

Subscriber revenues	$214,929	$200,135	$618,326	$531,775

Roamer revenues	70,067	63,435	195,442	194,471

Fixed line revenues	14,257	14,104	41,256	14,485

Equipment sales and other revenues	16,566	20,163	50,246	46,142

Total revenues	315,819	297,837	905,270	786,873

Operating expenses:

Cost of service	96,195	93,221	279,167	207,750

Cost of equipment sales	29,895	32,925	85,212	70,056

General and administrative	57,437	64,573	167,969	168,086

Sales and marketing	44,561	57,319	130,695	138,890

Depreciation and amortization	61,951	57,420	182,054	152,724

Asset dispositions	(1,252)		6,304

Stock based compensation, net	(5,450)	4,089	(5,450)	16,336

Total operating expenses	283,337	309,547	845,951	753,842

Other income (expense):

Interest and financing expense, net	(39,127)	(42,688)	(117,797)	(125,606)

Equity in net income (loss) of unconsolidated affiliates	1,917	1,055	4,405	(1,357)

Other, net	(4,457)	(18,746)	26	(19,036)

Total other expense	(41,667)	(60,379)	(113,366)	(145,999)

Minority interests in consolidated subsidiaries	1,472	5,331	7,297	14,879

Loss before provision for income taxes	(7,713)	(66,758)	(46,750)	(98,089)

Provision for income taxes	(8,203)		(94,923)

Loss before cumulative change in accounting principle	(15,916)	(66,758)	(141,673)	(98,089)

Cumulative change in accounting principle				(5,580)

Net loss	$(15,916)	$(66,758)	$(141,673)	$(103,669)

Basic and diluted loss per share:

Before cumulative change in accounting principle	$(0.20)	$(0.85)	$(1.79)	$(1.25)

Cumulative change in accounting principle				(0.07)

Basic and diluted loss per share	$(0.20)	$(0.85)	$(1.79)	$(1.32)

Weighted average shares outstanding:

Basic and diluted	78,969,000	78,714,000	78,950,000	78,564,000

Comprehensive loss:

Net loss	$(15,916)	$(66,758)	$(141,673)	$(103,669)

Unrealized gain (loss) on marketable securities:

Reclassification adjustment				(1,984)

Unrealized holding gain (loss)	(2,153)	29	(4,906)	(3,766)

Net unrealized gain (loss)	(2,153)	29	(4,906)	(5,750)

Foreign currency translation	1,640	5,794	8,406	609

Unrealized loss on hedges	(4,344)	(7,929)	(6,016)	(9,021)

Total comprehensive loss	$(20,773)	$(68,864)	$(144,189)	$(117,831)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,

	2002	2001

Operating activities:

Net loss	$(141,673)	$(103,669)

Adjustments to reconcile net loss to net cash provided by operating activities:

Cumulative change in accounting principle		5,580

Gain on sale of marketable securities		(8,006)

Depreciation and amortization	185,004	154,809

Deferred income taxes	93,026

Asset dispositions	6,304

Stock based compensation	(5,450)	16,336

Equity in net (income) loss of unconsolidated affiliates	(4,405)	1,357

Minority interests in consolidated subsidiaries	(7,297)	(14,879)

Adjustment of interest rate hedges to fair market value	2,745	22,616

Other, net	4,191	6,677

Changes in operating assets and liabilities, net of effects from consolidating acquired interests	(9,088)	31,316

Net cash provided by operating activities	123,357	112,137

Investing activities:

Purchase of property and equipment	(223,521)	(248,292)

Additions to licensing costs and other intangible assets	(15,431)	(33,540)

Proceeds from asset dispositions	5,102

Receipts from and (investments in) unconsolidated subsidiaries	(858)	2,123

Long-term deposits	(18,655)

Proceeds from sale of marketable securities		26,636

Purchase of marketable securities		(3,896)

Payments to VoiceStream Wireless		(24,500)

Purchase of minority interests in Western Wireless International		(14,140)

Net cash used in investing activities	(253,363)	(295,609)

Financing activities:

Additions to long-term debt	171,132	650,097

Repayment of long-term debt	(53,662)	(440,022)

Minority interest contributions		22,134

Other, net	1,323	4,002

Net cash provided by financing activities	118,793	236,211

Effect of exchange rate changes on cash	1,355

Change in cash and cash equivalents	(9,858)	52,739

Cash and cash equivalents, beginning of period	45,240	23,278

Cash and cash equivalents, end of period	$35,382	$76,017

See accompanying notes to condensed consolidated financial statements.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization:

         Western Wireless Corporation provides wireless communications services in the United States of America principally through the ownership and operation of cellular systems. The Company provides cellular operations primarily in rural areas in 19 western states under the CELLULARONE® brand name. In April 2002, the Company launched service in Amarillo, Texas under the Western Wireless® brand name.

         The Company owns approximately 98% of Western Wireless International Holding Corporation (“WWI”) which, through consolidated subsidiaries and equity investments, is a provider of wireless and other communications services worldwide.

         Throughout this document, Western Wireless Corporation and its subsidiaries are referred to as “the Company,” “we,” “our” or “us.” The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2001, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated September 30, 2002 and 2001, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto for the year ended December 31, 2001, contained in our Form 10-K dated March 29, 2002.

2.	Summary of Significant Accounting Policies:

         Supplemental Cash Flow Disclosure:

         Cash paid for interest was $114.1 million and $116.5 million for the nine months ended September 30, 2002 and 2001, respectively.

         Reclassifications:

         Certain amounts in prior years’ financial statements have been reclassified to conform to the 2002 presentation.

         Principles of Consolidation:

         U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. During the first quarter of 2002, we brought the results of Bolivia and Haiti current with the date of the financial statements. Entities accounted for using the equity method and our consolidated Ghanaian subsidiary are presented on a one quarter lag. For the nine months ended September 30, 2001, consolidated subsidiaries in Ghana, Bolivia and Haiti, along with entities accounted for using the equity method, were recorded on a one quarter lag. During the third quarter of 2001, we brought the results of Iceland current with the date of the financial statements. The inclusion of an additional quarter of operations for Bolivia and Haiti in the first quarter of 2002, and Iceland in the third quarter of 2001, had an insignificant impact on our consolidated operating results.

         Recently Issued Accounting Standards:

         In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. We adopted the provisions of SFAS No. 145 during the second quarter of 2002 and recognized a gain of $1.3 million in other income on the repurchase of approximately $17 million of our 10 1/2% Senior Subordinated Notes due 2006 and 2007.

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

3.	Licensing Costs and Other Intangible Assets:

         On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. Upon adoption of SFAS 142, we ceased amortization of our domestic licenses as we determined that these assets meet the definition of indefinite life intangible assets. The fair value of our domestic licenses was estimated using the discounted present value of expected future cash flows. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made by us were based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. We completed the assessment for impairment of our indefinite life intangible assets required upon the implementation of SFAS No. 142 and determined that in the aggregate they were not impaired. We have also completed our annual impairment assessment of our indefinite life intangible assets as of August 31, 2002 and determined that in the aggregate they continue to not be impaired. Impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.

         In connection with the adoption of SFAS No. 142, we have incurred a non-cash charge of approximately $93.0 million for the nine months ended September 30, 2002 as a provision for income taxes mainly to increase the valuation allowance related to our net operating loss carryforwards. This non-cash charge includes $71.4 million in one-time charges required because we have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss carryforward equal to the amount of license amortization expected to occur during the net operating loss carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the net operating loss carryforward period, we have increased the valuation allowance accordingly. Further, since January 1, 2002, we continue to amortize our licenses for federal income tax purposes. As previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional non-cash charge as a provision for income taxes of approximately $21.6 million for the nine months ended September 30, 2002. The additional non-cash charge to the income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our net operating loss carryforward period.

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Intangible assets subject to amortization:

International licensing costs	$98,767	$95,278

Deferred financing costs	31,597	27,155

Trademark and other	16,824	16,543

	147,188	138,976

Accumulated amortization	(22,853)	(15,170)

	124,335	123,806

Intangible assets not subject to amortization:

Domestic licensing costs	1,058,326	1,060,710

	$1,182,661	$1,184,516

         We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, excluding deferred financing costs, for each of the following periods:

(Dollars in thousands)
Aggregate amortization expense:

For the nine months ended September 30, 2002	$5,883

Expected amortization expense:

For the three months ending December 31, 2002	$1,860

For the year ending December 31, 2003	$7,442

For the year ending December 31, 2004	$7,442

For the year ending December 31, 2005	$7,442

For the year ending December 31, 2006	$7,442

         The following table reconciles our net loss adjusted to exclude amortization expense related to intangible assets, assuming the adoption of SFAS No, 142 had occurred on January 1, 2001:

	Nine months ended September 30,

	2002	2001

	(Dollars in thousands,
	except per share data)
Net loss	$(141,673)	$(103,669)

Add back: License amortization		22,503

Adjusted net loss	$(141,673)	$(81,166)

Basic and diluted loss per share:

Net loss	$(1.79)	$(1.32)

License amortization		0.29

Adjusted net loss	$(1.79)	$(1.03)

4.	Debt:

         Long-Term Debt:

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Credit Facility:

Revolvers	$700,000	$640,000

Term Loans	1,100,000	1,100,000

10 1/2% Senior Subordinated Notes Due 2006	187,050	200,000

10 1/2% Senior Subordinated Notes Due 2007	196,000	200,000

tele.ring Term Loan	114,208	63,374

Slovenian Credit Facility	52,532

Icelandic Credit Facility	22,156	22,687

Bolivian Bridge Loan	34,700	21,145

Irish Bridge Loan		17,716

Other	16,709	27,923

	2,423,355	2,292,845

Less current portion	(121,390)	(55,471)

	$2,301,965	$2,237,374

         The aggregate amounts of principal maturities as of September 30, 2002, are as follows:

(Dollars in thousands)
Three months ending December 31, 2002	$3,239

Year ending December 31,

2003	147,555

2004	203,610

2005	309,468

2006	567,053

2007	515,883

Thereafter	676,547

$2,423,355

         Bolivian Bridge Loan:

         In October 2002, NuevaTel S.A. (“NuevaTel”), a subsidiary in which WWI holds a 70% interest, extended the maturity date of its bridge loan facility agreement (the “Bolivian Bridge Loan”) from October 2002 to January 2003. Minimum net worth, minimum cash flow, and capitalization ratio covenants have also been extended.

         Irish Bridge Loan:

         In April 2001, Meteor Mobile Communications Limited (“MMC”), a subsidiary of WWI, entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with two banks to provide funding for the development and operation of MMC’s network in Ireland. In April 2002, a subsidiary of WWI repaid the remainder of the outstanding principal plus interest.

         Slovenian Credit Facility:

         In April 2002, Western Wireless International d.o.o. (“Vega”), a subsidiary of WWI, entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The total amount of the Slovenian Credit Facility is 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is accrued primarily at EURIBOR plus an applicable margin, ranging from 0.40% to 3.25% based on Vega’s financial and technical performance. Further, the Slovenian Credit Facility requires Vega to enter into interest rate hedge agreements on a predetermined schedule based on expected borrowings under the Slovenian Credit Facility to manage the interest rate exposure.

         The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under the following circumstances: failure to meet specified network construction milestones, the subsidiary’s insolvency or abandonment of the project. Further, WWIC has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for revenue or operating cash flow shortfalls and cash balance and other deficiencies, if any. In October 2002, certain covenants under the Slovenian Credit Facility were amended for which WWI has made an equity contribution to Vega of 3 million euro in October 2002 and has agreed to make an additional equity contribution of 6 million euro by January 2003. As of September 30, 2002, Vega had drawn $53 million and had approximately 62 million euro available to borrow under the Slovenian Credit Facility, 27 million euro of which is restricted for payment on future purchases by Vega from its equipment supplier.

5.	Commitments and Contingencies

         Purchase Commitments:

         In order to ensure adequate supply and availability of certain wireless system equipment requirements and service needs, a subsidiary of WWI has committed to purchase wireless communications equipment and services from a supplier. As of September 30, 2002, $6 million was outstanding under this commitment which expires in March 2004.

         International Contingencies:

         Côte d’Ivoire:

         WWI owns a 40% interest in Cora de Comstar (“Cora”), which has operated under a provisional operating license since the company was formed in 1995. This interest is accounted for by WWI on the equity method. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. On July 6, 2001, the government announced its intention to require Cora and the two other wireless operators in Côte d’Ivoire to each pay a license fee of 40 billion CFA francs, or approximately $53 million, in order to obtain their long-term licenses. WWI believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. However, in February 2002, Cora agreed to an interim payment plan of approximately $0.1 million per month, funded by Cora’s operating cash flows, until Cora is able to obtain additional funding or renegotiates the license fee and terms. Despite the ongoing negotiations, the government issued Cora the long-term license in the second quarter of 2002. In September 2002, rebels in opposition to the Ivorian government attempted a coup and gained control of northern sections of the country. Cora continues to be operational and WWI continues to monitor the situation. WWI’s net investment in Cora at September 30, 2002 is approximately $5 million.

         Ghana:

         Under the terms of the Ghana license, a subsidiary of WWI, Western Telesystems Ghana Limited (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, all development has been stifled. Westel was unable to meet the required customer levels. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million against Westel for not meeting these build-out requirements. Westel is in continued discussions with the NCA and other government officials to settle these matters and does not believe the enforcement of these penalties is probable. WWI’s net investment in Westel at September 30, 2002 is approximately $5 million.

         Austria:

         A dispute has arisen between tele.ring and Vodafone regarding Vodafone’s refusal to fund the full amount of a recent borrowing request by tele.ring pending the receipt by Vodafone of certain information. tele.ring does not believe Vodafone is entitled to the additional information or to delay the advance of the requested borrowing pending delivery of such information. The failure of tele.ring to obtain such funding or future fundings from Vodafone or another source could materially adversely affect the operations of tele.ring.

6.      Stock Appreciation Rights Plan:

         Selected key personnel of WWI and its subsidiaries participate in the WWI Stock Appreciation Rights Plan (the “SAR Plan”). The fair value of the SAR Plan is based upon management’s estimates at the time, considering various factors and is approved by WWI’s board of directors. Such rights do not represent an equity interest in WWI, only a right to compensation under the terms of the SAR Plan. Effective July 1, 2002, WWI’s board of directors approved an amendment to the SAR Plan, providing for quarterly valuations. Quarterly valuations reflect current market conditions. Based on the most recent valuation, WWI recorded a reversal of compensation expense of approximately $5.5 million during the three and nine months ended September 30, 2002.

7.      Loss per Common Share:

         Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted.” Basic income per share is calculated using the weighted-average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

         Income (loss) per share is calculated using the weighted-average number of shares of outstanding stock during the period. For those periods presented with net losses, any stock options outstanding are antidilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation were 2,706,700 and 1,929,800 for the nine months ended September 30, 2002 and 2001, respectively, because they were antidilutive.

         The components of basic and diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Numerator:

Net loss before cumulative change in accounting principle	$(15,916)	$(66,758)	$(141,673)	$(98,089)

Cumulative change in accounting principle				(5,580)

Net loss	$(15,916)	$(66,758)	$(141,673)	$(103,669)

Denominator:

Weighted-average shares outstanding:

Basic and diluted	78,969,000	78,714,000	78,950,000	78,564,000

Basic and diluted loss per share:

Before cumulative change in accounting principle	$(0.20)	$(0.85)	$(1.79)	$(1.25)

Cumulative change in accounting principle				(0.07)

Basic and diluted loss per share	$(0.20)	$(0.85)	$(1.79)	$(1.32)

8.      Acquisitions and Dispositions:

         Iceland Disposition:

         In October 2002, WWI entered into a definitive agreement to sell its majority ownership interest in its Icelandic subsidiary, TAL h.f., for approximately $28 million in cash, which includes a repayment of a loan to WWI. This transaction will result in a gain on the sale. As part of the definitive agreement, the buyer will assume, refinance or repay the remaining principal and interest outstanding under the Icelandic credit facility. The transaction, which is subject to, among other conditions, certain regulatory approvals, is expected to close in the fourth quarter of 2002.

         The following are the major classes of assets and liabilities of TAL as of September 30, 2002 (dollars in thousands):

ASSETS

Current assets	$7,644

Property, plant and equipment, net	17,550

Licensing costs and other	3,623

28,817

LIABILITIES

Current liabilities	5,390

Current portion of long-term debt	5,284

Other non-current liabilities	2,344
Long-term debt	20,179

33,197

NET LIABILITIES	$4,380

         Asset Dispositions:

         We have implemented our strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge in the second quarter of 2002 of approximately $7.6 million related to the disposition of certain of our paging assets. We also sold certain Specialized Mobile Radio (“SMR”) and Competitive Local Exchange Carrier (“CLEC”) assets and recognized a gain of approximately $1.3 million in the third quarter of 2002.

         North Dakota 3:

         In June 2002, we were notified that we were the high bidder for the North Dakota 3 Rural Service Area (“RSA”) license by the FCC for approximately $9.4 million. The purchase of the license was completed in September 2002.

         Austrian UMTS Acquisition:

         In April 2002, an indirect wholly owned subsidiary of WWI, exercised its option to acquire 100% of the stock of EKOM 3G Mobilfunk GmbH, formerly known as Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license for assumption of $0.5 million of liabilities. The acquired entity currently has no ongoing operations.

9.      Segment Information:

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

         The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2002

Total revenues	$228,476	$87,343	$315,819

Depreciation and amortization expense	49,281	12,670	61,951

Interest and financing expense, net	26,726	12,401	39,127

Net income (loss)	7,704	(23,620)	(15,916)

Total capital expenditures	40,409	22,652	63,061

Nine months ended September 30, 2002

Total revenues	$662,344	$242,926	$905,270

Depreciation and amortization expense	145,973	36,081	182,054

Interest and financing expense, net	83,761	34,036	117,797

Net loss	(60,447)	(81,226)	(141,673)

Total capital expenditures	106,152	117,369	223,521

At September 30, 2002

Total assets	$1,810,532	$567,211	$2,377,743

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2001

Total revenues	$231,896	$65,941	$297,837

Depreciation and amortization expense	50,621	6,799	57,420

Interest and financing expense, net	34,398	8,290	42,688

Net loss	(16,163)	(50,595)	(66,758)

Total capital expenditures	62,003	31,005	93,008

Nine months ended September 30, 2001

Total revenues	$691,234	$95,639	$786,873

Depreciation and amortization expense	135,213	17,511	152,724

Interest and financing expense, net	107,302	18,304	125,606

Cumulative change in accounting principle	(6,600)	1,020	(5,580)

Net income (loss)	4,720	(108,389)	(103,669)

Total capital expenditures	150,441	97,851	248,292

At September 30, 2001

Total assets	$1,810,271	$476,773	$2,287,044

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

         The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2001. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as subscriber and roamer revenues, interconnect costs, incollect expense, allowance for doubtful accounts, long-lived assets, investments in unconsolidated affiliates, income taxes and contingencies. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

Overview

         We provide wireless communications services in 19 western states under the CELLULARONE® and Western Wireless® brand names principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We own FCC licenses to provide such services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). Additionally, we own 10 MHZ personal communication services (“PCS”) licenses for three Basic Trading Areas (“BTA”). In September 2002, we purchased the North Dakota 3 RSA license from the FCC. This RSA is included in the 88 RSAs discussed above as we have historically provided service in this area through an interim operating authority.

         During the third quarter, we continued to deploy CDMA services throughout our territory and now cover approximately 50% of our population with CDMA.

         At September 30, 2002, we owned approximately 98% of Western Wireless International Holding Corporation (“WWI”) and the balance was owned by Bradley Horwitz, Executive Vice President and President of WWI. WWI, through consolidated interests in subsidiaries and operating joint ventures, is a provider of wireless and other communications services in ten countries. WWI owns controlling interests in seven of these countries: Slovenia, Austria, Ireland, Bolivia, Iceland, Haiti and Ghana. These seven entities are consolidated into our financial results. Côte d’Ivoire, Croatia and Georgia are accounted for using the equity method. In October 2002, WWI entered into a definitive agreement to sell its majority ownership interest in its Icelandic subsidiary.

         U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. During the first quarter of 2002, we brought the results of Bolivia and Haiti current with the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method continue to be presented on a one quarter lag. For the first nine months of 2001, consolidated subsidiaries in Ghana, Bolivia and Haiti, along with entities accounted for using the equity method were recorded on a one quarter lag. During the third quarter of 2001, we brought the results of Iceland current with the date of the financial statements. The inclusion of an additional quarter of operations for Bolivia and Haiti in the first quarter of 2002, and Iceland in the third quarter of 2001, had an insignificant impact on our consolidated operating results.

         Results of Domestic Operations for the Three and Nine Months Ended September 30, 2002 and 2001

         We had 1,176,100 domestic subscribers at September 30, 2002. This represents an increase of 10,800 compared to June 30, 2002, and a decrease of 400 compared to December 31, 2001. We had 1,157,500 domestic subscribers at September 30, 2001. This represents an increase of 41,000 and 108,000 compared to June 30, 2001 and December 31, 2000, respectively.

         The following table sets forth certain financial data as it relates to our domestic operations:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Revenues:

Subscriber revenues	$156,233	$157,093	$453,910	$467,182

Roamer revenues	61,500	60,228	173,351	189,941

Equipment sales and other revenues	10,743	14,575	35,083	34,111

Total revenues	$228,476	$231,896	$662,344	$691,234

Operating expenses:

Cost of service	$46,781	$48,648	$137,272	$145,832

Cost of equipment sales	19,771	23,400	57,503	52,544

General and administrative	37,533	42,049	110,368	126,779

Sales and marketing	30,719	32,319	86,673	94,627

Depreciation and amortization	49,281	50,621	145,973	135,213

Asset dispositions	(1,252)		6,304

Stock based compensation		1,325		3,701

Total operating expenses	$182,833	$198,362	$544,093	$558,696

EBITDA	$93,672	$85,480	$270,528	$271,452

Domestic Revenues

         Subscriber revenue remained relatively flat for the three months ended September 30, 2002 compared to the same period a year ago. Monthly average revenue per subscriber (“ARPU”) was $44.48 for the three months ended September 30, 2002, a $1.57, or 3.4%, decline from $46.05 for the three months ended September 30, 2001. The decrease in subscriber revenues for the nine month period ended September 30, 2002, compared to the same period one year ago is due mainly to a decrease in ARPU. ARPU was $42.88 for the nine months ended September 30, 2002, a $4.16, or 8.8%, decline from $47.04 for the nine months ended September 30, 2001. The decline in ARPU is the result of several factors including: (i) larger home calling areas; (ii) more rate plans that included long distance at no additional charge; and (iii) an increase in the number of rate plans that share minutes with an existing plan at a lower access rate. We continue to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. New rate plans offered in 2002 have slowed the decline in ARPU and we expect that trend to continue.

         Roamer revenue increased slightly for the three month period ended September 30, 2002 compared to the same period a year ago due to growth in roamer minutes with digital carriers partially offset by lower rates. Roamer revenue decreased for the nine months ended September 30, 2002, compared to the same period a year ago due mainly to a year-over-year decrease in the roamer rate with AT&T Wireless Services, Inc. (“AT&T Wireless”), our largest roaming partner, partially offset by growth in roamer minutes. We extended our original roaming agreement with AT&T Wireless at a lower rate effective June 16, 2001. In March 2002, we entered into an additional extension of our roaming agreement with AT&T Wireless. The latest extension became effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to the contractual rates that expired June 15, 2002. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Additionally, in April 2002, we signed new roaming agreements with Cingular Wireless (“Cingular”) and Verizon Wireless Corporation (“Verizon”) effective through April 2005. We expect increased volumes from Cingular, Verizon and AT&T Wireless to offset most if not all of the contractual rate reductions and expect year-over-year roaming revenue to show a slight increase.

         Equipment sales and other revenues for the three months ended September 30, 2002, which consist primarily of wireless handset and accessory sales to customers, decreased compared to the three months ended September 30, 2001. This decrease was due mainly to a decrease in other revenues resulting from the disposition of certain minor non-core operations. Equipment sales and other revenues for the nine months ended September 30, 2002 increased compared to the same period a year ago due primarily to an increase in the average revenue per handset sold. This was the result of an increase in the number of digital handsets sold partially offset by a decrease in the volume of handsets sold. In addition, other revenue decreased due to the disposition of certain minor non-core operations as discussed above. As the cost of digital handsets continues to decline, we expect to pass these savings on to our customers. However, we expect to continue to sell these handsets at higher prices than we historically sold analog handsets.

Domestic Operating Expenses

         The decrease in cost of service for the three and nine months ended September 30, 2002, compared to the same periods one year ago is mainly attributable to decreased off network roaming costs for our customers as a result of reciprocal pricing contained in our new roaming agreements with AT&T Wireless, Cingular and Verizon. These decreases were partially offset by increased costs associated with supporting an increase in the number of subscriber and roamer minutes of use. Domestic cost of service per minute of use (“MOU”) decreased to $0.03 per MOU for both the three and nine month period ended September 30, 2002, compared to $0.04 for the three months ended September 30, 2001, and $0.05 for the nine months ended September 30, 2001. The decrease in domestic cost of service per MOU is due mainly to the decrease in off network roaming costs previously discussed. In addition, we continue to see the fixed cost components of cost of service increasing at a slower rate than variable costs on a per minute basis. We expect domestic cost of service to continue to be down on a year-over-year basis through the end of 2002 due to continued savings in off network roaming costs. Further, we expect domestic cost of service per MOU to continue to gradually decline as greater economies of scale continue to be realized.

         General and administrative costs decreased for the three and nine month periods ended September 30, 2002, compared to the same periods one year ago primarily as the result of lower bad debt expense and lower billing costs. Our domestic general and administrative monthly cost per average subscriber for the three months ended September 30, 2002, decreased to $10.69 from $12.33 for the three months ended September 30, 2001. Our domestic general and administrative monthly cost per average subscriber for the nine months ended September 30, 2002, decreased to $10.43 from $12.77 for the nine months ended September 30, 2001. We anticipate cost efficiencies to continue on a per domestic subscriber basis in 2002 as compared to 2001.

         Sales and marketing costs, including the loss on equipment sales, decreased for the three and nine month periods ended September 30, 2002, compared to the same periods one year ago due primarily to a decrease in domestic gross subscriber additions, partially offset by higher average cost per gross subscriber addition. The increase in the average cost per gross subscriber addition results mainly from fixed sales and marketing costs, including cost of retaining existing subscribers, being spread over fewer gross subscriber adds.

         Cost of equipment sales decreased for the three months ended September 30, 2002, compared to the same period in 2001 as a result of a decrease in the volume of handsets sold partially offset by an increase in the average per unit cost of handsets sold due to a greater proportion of digital handsets in the overall handsets sold mix. Cost of equipment sales increased for the nine months ended September 30, 2002 compared to the same period in 2001 as the result of an increase in the average per unit cost of handset sold. This increase was partially offset by a decrease in the number of handsets sold. We expect our per unit cost of handsets will decline for the remainder of the year due to declining prices of handsets utilizing our current digital technology. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

         The decrease in depreciation and amortization expense for the three months ended September 30, 2002, compared to the same period in 2001, is mainly attributable to a decrease in amortization expense associated with the discontinuance of license amortization with the adoption on January 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) partially offset by growth in the domestic wireless communication system assets. The increase in depreciation and amortization expense for the nine months ended September 30, 2002, compared to the same period in 2001, is mainly attributable to the growth of domestic wireless communication system assets partially offset by a decrease in amortization expense associated with the discontinuance of license amortization as previously discussed. With the adoption of SFAS No. 142 and with a reduction of year-over-year capital spending, we expect depreciation and amortization expense to be relatively flat for the remainder of the year.

         The asset dispositions loss results from the implementation of our strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge in the second quarter of 2002 of approximately $7.6 million related to the disposition of certain of our paging assets. We also sold certain Specialized Mobile Radio (“SMR”) and Competitive Local Exchange Carrier (“CLEC”) assets and recognized a gain of approximately $1.3 million in the third quarter of 2002.

         The decrease in stock based compensation for the three and nine month periods ended September 30, 2002, compared to the same periods in 2001, is the result of the completion of amortization of deferred compensation at the end of 2001.

Domestic EBITDA

         EBITDA represents total revenues less total operating expenses exclusive of depreciation, amortization, asset dispositions and stock based compensation for our operations. Management believes EBITDA provides meaningful additional information on our performance and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to net income (loss) as determined in accordance with generally accepted accounting principles in the United States of America, as an alternate to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures of other companies.

         Domestic EBITDA increased for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The increase is primarily the result of decreases in operating and selling costs. Domestic EBITDA was flat for the nine months ended September 30, 2002, compared to the same period in 2001, due to decreases in revenues offset by decreases in operating and selling costs. Operating margin (domestic EBITDA as a percentage of service revenues) increased to 42.9% for both the three and nine month periods ending September 30, 2002 from 38.6% and 40.8% for the three and nine month periods ended September 30, 2001, respectively.

         Results of International Operations for the Three and Nine Months Ended September 30, 2002 and 2001

         Our international consolidated operations offer mobile services in Slovenia, Austria, Ireland, Iceland, Bolivia and Haiti, and fixed line service primarily in Austria. We had 688,300 consolidated international mobile customers at September 30, 2002. This represents an increase of 50,900, or 8%, compared to June 30, 2002 and an increase of 140,400 or 25.6% compared to December 31, 2001. We had 445,300 consolidated international mobile customers at September 30, 2001, representing an increase of 280,000 or 169% compared to June 30, 2001 and an increase of 359,800 or 421% compared to December 31, 2000. The increase in customers includes 187,200 customers from the acquisition of tele.ring at the end of June 2001. As of September 30, 2002 and 2001, approximately 68% and 60%, respectively, of our consolidated international customers were prepaid customers. As of September 30, 2002, we had 176,000 fixed lines.

         The following table sets forth certain financial data as it relates to our international operations:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Revenues:

Subscriber revenues	$58,696	$43,042	$164,416	$64,593

Roamer revenues	8,567	3,207	22,091	4,530

Fixed line revenues	14,257	14,104	41,256	14,485

Equipment sales and other revenues	5,823	5,588	15,163	12,031

Total revenues	$87,343	$65,941	$242,926	$95,639

Operating expenses:

Cost of service	$49,414	$44,573	$141,895	$61,918

Cost of equipment sales	10,124	9,525	27,709	17,512

General and administrative	19,904	22,524	57,601	41,307

Sales and marketing	13,842	25,000	44,022	44,263

Depreciation and amortization	12,670	6,799	36,081	17,511

Stock based compensation	(5,450)	2,764	(5,450)	12,635

Total operating expenses	$100,504	$111,185	$301,858	$195,146

EBITDA	$(5,941)	$(35,681)	$(28,301)	$(69,361)

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

         The nine month period-over-period trend is not necessarily indicative of future trends as our number of consolidated international markets that were operational increased year-over-year. Our operations in Ireland and Slovenia became operational in February 2001 and December 2001, respectively, and we acquired tele.ring at the end of June 2001. As a result, seven of our consolidated international markets are included in our operating results for the entire nine months ended September 30, 2002, while only four were included in our operating results for the same period in 2001. Accordingly, revenues and operating expenses increased substantially for the nine months ended September 30, 2002, over the same period in 2001.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

International Revenues

         The increase in subscriber revenues for the three months ended September 30, 2002, compared to the same period in 2001, is primarily due to growth in the number of international subscribers. Additionally, the strengthening of the euro as compared to the U.S. Dollar contributed to the overall increase in subscriber revenues. We anticipate continued growth in subscriber revenues as we continue to add prepaid and postpaid subscribers in our consolidated international markets.

         The increase in roamer revenues for the three months ended September 30, 2002, compared to the same period one year ago, is primarily due to expanded coverage into key tourist areas in Austria and across Ireland.

International Operating Expenses

         The increase in cost of service for the three months ended September 30, 2002, compared to the same period in 2001, primarily resulted from the strengthening of the euro as compared to the U.S. Dollar and the growth in the number of international subscribers. These increases were partially offset by increased operating efficiencies.

         General and administrative costs decreased for the three months ended September 30, 2002, compared to the same period in 2001, as a result of increased operating efficiencies, mainly in Austria.

         Sales and marketing costs, including the loss on equipment sales, decreased for the three months ended September 30, 2002, compared to the same period one year ago due primarily to management’s focus on reducing subscriber acquisition costs partially offset by the launch of Slovenia in December of 2001.

         Depreciation and amortization expense increased for the three months ended September 30, 2002, compared to the same period in 2001, due primarily to network expansion in Austria, Ireland and Slovenia. Slovenia was launched in December 2001.

         For the three and nine months ended September 30, 2002, we had a reversal of stock based compensation expense associated with the WWI Stock Appreciation Rights Plan of approximately $5.5 million based on current market conditions.

International EBITDA

         EBITDA represents total revenues less total operating expenses exclusive of depreciation, amortization and stock based compensation for our consolidated international markets and U.S. headquarter administrative functions. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to similarly titled measures of other companies.

         International EBITDA losses for our consolidated subsidiaries improved for the three and nine months ended September 30, 2002, compared to the same periods in 2001, due to an increased subscriber base and operating efficiencies, partially offset by the launch of Slovenia. We expect international EBITDA losses to continue to improve on a year-over-year basis as a result of continued subscriber growth and operating efficiencies.

Consolidated Other Income (Expense)

         Consolidated interest and financing expense decreased to $39.1 million and $117.8 million for the three and nine months ended September 30, 2002, from $42.7 million and $125.6 million one year ago. The decreases year-over-year are primarily due to a reduction of our weighted-average interest rate partially offset by an increase in our average long-term debt. For the three months ended September 30, 2002 and 2001, the domestic weighted-average interest rate paid to third parties was 6.6% and 7.9%, respectively. For the nine months ended September 30, 2002 and 2001, the domestic weighted-average interest rate paid to third parties was 6.7% and 8.2%, respectively. For the three months ended September 30, 2002 and 2001, the consolidated international weighted-average interest rates paid to third parties by WWI was 8.0% and 8.2%, respectively. For the nine months ended September 30, 2002 and 2001, the consolidated international weighted-average interest rates paid to third parties by WWI was 7.8% and 9.2%, respectively.

Provision for Income Taxes

         In connection with the adoption of SFAS No. 142, we have incurred a non-cash charge of approximately $93.0 million for the nine months ended September 30, 2002 as a provision for income taxes mainly to increase the valuation allowance related to our net operating loss carryforwards. This non-cash charge includes $71.4 million in one-time charges required because we have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss carryforward equal to the amount of license amortization expected to occur during the net operating loss carryforward period. Since we ceased amortizing licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the net operating loss carryforward period, we have increased the valuation allowance accordingly. Further, since January 1, 2002, we continue to amortize our licenses for federal income tax purposes. As previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional non-cash charge as a provision for income tax of approximately $21.6 million for the nine months ended September 30, 2002. The additional non-cash charge to the income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our net operating loss carryforward period.

         This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or any current or future cash tax payments. The increase in the valuation allowance does not reflect any change in our assessment of the likelihood of utilizing the tax net operating loss carryforwards on a cash tax basis in the future. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

Consolidated Liquidity and Capital Resources

         We have a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1 billion in revolving loans and $1.1 billion in term loans. As of November 13, 2002, $1.8 billion is outstanding under the Credit Facility and we have approximately $235 million available to borrow.

         During the second quarter, we repurchased approximately $17 million of our 10 1/2% Senior Subordinated Notes due in 2006 and 2007 in open market transactions.

         In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring financing of 250 million euro for purposes of operating tele.ring’s business (the “tele.ring Term Loan”). At October 31, 2002, the outstanding balance under the tele.ring Term Loan was approximately $134 million, including accrued interest, and there was approximately 120 million euro undrawn. The amount undrawn on the tele.ring Term Loan is available to tele.ring through April 2003 and is expected to sustain tele.ring until it becomes cash flow positive. A dispute has arisen between tele.ring and Vodafone regarding Vodafone’s refusal to fund the full amount of a recent borrowing request by tele.ring pending the receipt by Vodafone of certain information. tele.ring does not believe Vodafone is entitled to the additional information or to delay the advance of the requested borrowing pending delivery of such information. The failure of tele.ring to obtain such funding or future fundings from Vodafone or another source could materially adversely affect the operations of tele.ring.

         NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, has a bridge loan facility (“the Bridge Loan”). The aggregate amount available under the Bridge Loan is $37.5 million. The amount available to draw is contingent upon the issuance of purchase orders to an equipment provider. WWI, along with its partners, has severally guaranteed the Bridge Loan. At September 30, 2002, NuevaTel had drawn approximately $35 million against this bridge loan facility. There is no availability under the facility. In October 2002, the maturity date of the Bridge Loan was extended from October 2002 to January 2003. Minimum net worth, minimum cashflow, and capitalization ratio covenants have also been extended.

         A subsidiary of WWI, TAL h.f. (“TAL”), has a credit facility with three foreign banks denominated in a basket of five currencies. At September 30, 2002, TAL had approximately $22 million outstanding under this facility. This facility is fully drawn. TAL repaid approximately $0.8 million of principal in October 2002. In October 2002, we entered into a definitive agreement to sell our majority ownership interest in TAL. As part of the definitive agreement, the buyer will assume, refinance or repay the remaining principal and interest outstanding under the Icelandic credit facility.

         In April 2002, a subsidiary of WWI repaid the remainder of the outstanding principal and interest on the Meteor Mobile Communications Limited bridge loan facility.

         In April 2002, Western Wireless International d.o.o. (“Vega”), a subsidiary of WWI, entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The total amount of the Slovenian Credit Facility is 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is accrued primarily at EURIBOR plus an applicable margin, ranging from 0.4% to 3.25% based on

Vega’s financial and technical performance. Further, the Slovenian Credit Facility requires Vega to enter into interest rate hedge agreements on a predetermined schedule based on expected borrowings under the Slovenian Credit Facility to manage the interest rate exposure.

         The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under the following circumstances: failure to meet specified network construction milestones, the subsidiary’s insolvency or abandonment of the project. Further, WWIC has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for revenue or operating cash flow shortfalls and cash balance and other deficiencies, if any. In October 2002, certain covenants under the Slovenian Credit Facility were amended for which WWI made an equity contribution to Vega of 3 million euro in October 2002 and has agreed to make an additional equity contribution of 6 million euro by January 2003. As of September 30, 2002, Vega had drawn $53 million and has approximately 62 million euro available to borrow under the Slovenian Credit Facility, 27 million euro of which is restricted for payment on future purchases by Vega from its equipment supplier.

         The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

	3 Months
	Ending
	2002	2003	2004	2005	2006	Thereafter	Total

	(Dollars in millions)
Domestic	$—	$106.1	$156.1	$256.1	$518.1	$1,152.0	$2,188.4

International	3.2	41.5	47.5	53.4	49.0	40.4	235.0

Total	$3.2	$147.6	$203.6	$309.5	$567.1	$1,192.4	$2,423.4

         For the remainder of 2002, we anticipate spending approximately $50 million for continued improvement to our domestic network and back office infrastructure.

         During the remainder of 2002, WWI’s business plans also include funding for capital expenditures and operating losses. For the remainder of 2002, WWI anticipates expending approximately $20 million for expansion of its wireless networks and requiring approximately $35 million in working capital. WWI plans to fund these needs through local foreign borrowings, the tele.ring Term Loan, the Slovenian Credit Facility, proceeds from the sale of TAL and contributions and advances from Western Wireless and minority partners in our consolidated subsidiaries.

         We believe that our current borrowing capacity under the Credit Facility and available international loan facilities, along with domestic operating cash flow and proceeds from the sale of TAL, will be adequate to fund our projected domestic network capital expenditures, international operations and debt service requirements for the remainder of 2002. However, if operating cash flows are less than planned, covenants and borrowing limitations contained in the Credit Facility and the 10-1/2% Senior Subordinated Notes due in 2006 and 2007 may be triggered that would limit the availability of borrowings under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In the event we are required to seek additional funding and/or restructure our existing financial arrangements, such funding may not be available to us on satisfactory terms, if at all. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty.

         We currently receive federal universal service funding as an Eligible Telecommunications Carrier (ETC) for our wireless residential service customers in a number of states. On September 30, 2002, we submitted our request to receive funding for certain of our traditional mobile services customers that reside in areas in which we are eligible to receive federal universal service funding. We believe it is likely that in 2003 we will receive at least a portion of the requested funding and that depending on the amount received, this funding could have a significant beneficial impact on our results of operations and cash flows.

         Net cash provided by operating activities was $123.4 million for the nine months ended September 30, 2002. Adjustments to the $141.7 million net loss to reconcile to net cash provided by operating activities included: (i) $185.0 million of depreciation and amortization; (ii) $93.0 million in deferred income taxes; (iii) $7.3 million minority interests income of consolidated subsidiaries; (iv) $6.3 million loss on asset dispositions; and (v) a $5.5 million decrease in stock-based compensation. Net cash provided by operating activities was $112.1 million for the nine months ended September 30, 2001.

         Net cash used in investing activities was $253.4 million for the nine months ended September 30, 2002. Investing activities for the period consisted primarily of $223.5 million in purchases of property and equipment of which $117.4 million was related to WWI and $18.7 million in long-term deposits. Net cash used in investing activities was $295.6 million for the nine months ended September 30, 2001.

         Net cash provided by financing activities was $118.8 million for the nine months ended September 30, 2002. Financing activities for such period consisted primarily of additions to long-term debt of $171.1 million for the continued expansion of our cellular infrastructure and to fund international joint ventures through WWI and repayments of long-term debt amounting to $53.7 million. Net cash provided by financing activities was $236.2 million for the nine months ended September 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our earnings are affected by changes in short-term interest rates as a result of our borrowings. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge variable rate interest risk. Additionally, we have entered into foreign exchange contracts to hedge certain foreign currency commitments. The following table provides information as of September 30, 2002, about our long-term debt and derivative financial instruments that are sensitive to changes in interest rates and foreign currency fluctuations:

	Expected maturity date

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

	(Dollars in millions)
Liabilities:

Maturities of long-term debt:

Variable Rate	$3.2	$147.2	$203.3	$309.5	$380.0	$996.4	$2,039.6	$2,039.6

Fixed Rate		0.4	0.3		$187.1	$196.0	$383.8	$184.6

Interest Rate Derivatives:

Financial instruments related to debt

Interest rate caps:

Notional amounts outstanding by year of maturity	$0.4	$2.4	$3.6	$29.9			$36.3	$0.1

The interest rate caps effectively cap $36.3 million of our borrowings between 6.5% and 7.0%

Interest rate collars:

Notional amounts outstanding by year of maturity		$245.0	$55.0				$300.0	$(14.5)

The interest rate collars effectively cap $300 million of our borrowings between 6.5% and 7.8%

Interest rate caps:

Notional amounts outstanding by year of maturity		$70.0	$300.7	$30.6	$7.8	$34.9	$444.0	$(29.6)

The interest rate swaps effectively lock $444 million of our borrowings between 4.9% and 6.8%

Foreign Currency Exchange Derivatives:

Forward exchange agreement Pay USD/receive EUR (USD equivalent)	$0.8						$0.8	$0.7

We have a foreign currency forward to sell $0.8 million and buy 0.9 million euro in November 2002

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chairman and Chief Executive Officer and Executive Vice President concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material, pending legal proceedings to which we or any of our subsidiaries or affiliates is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit	Description

	10.1	Amendment No. 1 to the Amended and Restated General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. dated September 17, 2002.

(b)	Reports on Form 8-K

A Form 8-K was filed on August 13, 2002, which included as exhibits the certifications of John W. Stanton, Chairman and Chief Executive Officer and Theresa E. Gillespie, Executive Vice President of the Company furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ THERESA E. GILLESPIE Theresa E. Gillespie Executive Vice President	By:	/s/ SCOTT SOLEY Scott Soley Vice President and Controller (Chief Accounting Officer)

Dated: November 14, 2002

CERTIFICATION

         I, John W. Stanton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Wireless Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ JOHN W. STANTON John W. Stanton Chairman and Chief Executive Officer

Dated: November 14, 2002

CERTIFICATION

         I, Theresa E. Gillespie, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Wireless Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ THERESA E. GILLESPIE Theresa E. Gillespie Executive Vice President

Dated: November 14, 2002

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 1 to the Amended and Restated General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. dated September 17, 2002.