Form 10-K
period 2002-12-31
WESTERN WIRELESS CORP
filed 2003-03-27
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Class A Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock on June 30, 2002 as reported by the NASDAQ Stock Market was $252,813,853.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title	March 21, 2003

Class A Common Stock, no par value	72,430,605
Class B Common Stock, no par value	6,799,724

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: Proxy Statement for its 2003 annual shareholders meeting to be filed with the United States Securities and Exchange Commission — Part III.

Western Wireless Corporation
Form 10-K
For The Fiscal Year Ended December 31, 2002

     Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains statements that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; liability and other claims asserted against the Company; and other factors referenced in the section entitled “Risk Factors” included elsewhere in this report and in the Company’s public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission.

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

PART I

Item 1. BUSINESS

General

     We are one of the largest providers of rural wireless communications services in the United States. Our wireless operations are primarily in rural areas due to our belief that there are significant strategic advantages to operating in these areas. We believe rural markets provide growth opportunities greater than those that exist in more densely populated urban areas because these markets typically have lower current penetration rates and less competition.

     We provide wireless services, under the CellularONE ® (“CellularONE”) and Western Wireless® brand names, to approximately 1.2 million subscribers in the western United States using multiple digital and analog technologies. We operate in 88 Rural Service Areas (“RSAs”) and 18 Metropolitan Service Areas (“MSAs”) with a combined population of approximately 10 million people. Our network is one of the nation’s largest rural wireless communications systems, covering approximately 25% of the continental United States in 19 western states. We support our customers through our retail locations throughout our service area and through our call centers in Manhattan, Kansas, and Issaquah, Washington.

     In addition, through our subsidiary, Western Wireless International Holding Corporation (“WWI”), we are licensed to provide wireless communications services to over 75 million people in nine countries. As of December 31, 2002, WWI’s consolidated and unconsolidated subsidiaries served, in aggregate, approximately 2.1 million mobile subscribers. See “The Business of WWI,” for more information.

     Western Wireless was organized in 1994. Our principal corporate office is located at 3650 131st Avenue S.E., Suite 400, Bellevue, Washington 98006. Our phone number is (425) 586-8700. Our corporate website address is www.wwireless.com.

     We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as practicable after we have electronically filed such material with, or furnished such material to, the SEC.

Domestic Business and Strategy

     Our goal is to be the premier provider of high quality wireless communications services in our rural markets. We provide voice and data services to both businesses and consumers including our own subscribers and other companies’ subscribers who roam through our service areas. We believe that our 800 MHz licenses, utilizing multiple digital and analog technologies, give us a strategic advantage in our rural markets. We have also acquired certain 1900 MHz Personal Communication Services (“PCS”) licenses to supplement our coverage in a few markets. We believe there are inherent competitive advantages and growth opportunities unique to rural markets. The following are the key elements of our strategy:

•	Expand and enhance our domestic wireless network to increase capacity, expand coverage and provide additional features

•	Increase domestic subscriber growth, usage and services available to our subscribers

•	Continue to provide high-quality and reliable telecommunications services to people in sparsely populated areas, with support from state and federal Universal Service Funds

•	Remain the roaming partner of choice for national and other regional carriers, regardless of technology

•	Continue to lower our operating costs, increase the use of more efficient channels of distribution and continue to deliver strong operating results

•	Continue to consolidate wireless licenses that are contiguous with our existing markets, including possible trades, acquisitions or dispositions

Expand and enhance our domestic wireless network to increase capacity, expand coverage and provide additional features

     Our cellular network operates over radio frequencies licensed by the Federal Communications Commission (“FCC”). We operate 25 MHz of spectrum between 800 – 900 MHz using both analog and digital technologies. Analog technology assigns only one voice circuit per radio channel. However, digital technologies are more efficient as a single radio channel in a digital system can carry multiple transmissions simultaneously. Digital systems utilize Time Division Multiple Access (“TDMA”), Code Division Multiple Access (“CDMA”) or the Global System for Mobile Communications (“GSM”) transmission technologies, none of which are compatible with each other. However, most markets in the United States have at least one cellular/PCS operator offering each technology.

     We believe it is critical to continue to expand network coverage and increase capacity in our existing voice network to support both our subscribers and those subscribers of our roaming partners. We continue to offer analog technology in all of our markets. We have deployed digital TDMA in all our markets and in 2001 we began deploying CDMA in our markets. Our CDMA platform allows us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of wireless Internet-related services and other new features. As of December 31, 2002, CDMA was available to approximately 50% of the population covered by our domestic licenses. We will continue to offer TDMA digital services primarily for our roaming partners, but we believe that most wireless carriers in the United States will utilize GSM or CDMA based digital technology platforms as they migrate to the next generation of wireless technology. We believe our CDMA platform will support our wireless data strategy and attract additional roaming traffic not currently served by our existing analog and TDMA networks. As national carriers who are our roaming partners, such as AT&T Wireless Services, Inc. (“AT&T Wireless”) and Cingular Wireless (“Cingular”), develop and build their GSM digital technology platforms and accumulate significant subscribers who might roam into our coverage areas, we expect to add this third digital platform to accommodate roaming customers if we can enter economic business arrangements.

     We believe our cellular systems, which we generally own in large geographic clusters in predominately rural areas, provide us a strategic advantage in our markets. Cellular systems, which operate in the 800 MHz frequency band, are ideal for providing coverage to large geographic areas in sparsely populated areas. In addition, each of our cellular systems provides 25 MHz of spectrum, which enables us to deploy several digital technologies to meet the needs of both our own subscribers and our diverse roaming partners. Although we have acquired three 1900 MHz PCS licenses to supplement our network coverage, 1900 MHz systems are less efficient in rural areas due to the smaller range of coverage per cell site.

Increase domestic subscriber growth, usage and services available to our subscribers

     High Quality and Affordable Services — We offer our subscribers high quality communications services, as well as several custom calling services, such as call forwarding, call waiting, conference calling, enhanced directory assistance with hands-free dialing, voice message storage and retrieval, caller ID, wireless web, short messaging service, data services and no-answer transfer. The nature of the services offered varies depending upon the market. In addition, all subscribers can access local government emergency services from their cellular handsets (at no charge) by dialing 911. We have designed our pricing options to be simple and understandable, while still meeting the varied needs of our customer base. A majority of our rate plans consist of a fixed monthly access charge (with varying allotments of included minutes) plus variable charges per minute of additional use. In most cases, we separately charge for our custom calling services.

     We provide extended regional and national service to our subscribers through regional and national roaming arrangements, thereby enabling our subscribers to seamlessly make and receive calls while in other cellular service areas. New rate plans introduced in 2002 offer our subscribers regional calling plans and roaming packages that allow them to pay home usage rates while traveling within specified regional zones, both within and outside of our service areas. These rate plans also offer larger allotments of included minutes.

     Data Services — Our wireless Internet portal, MyCellOne.com, delivers a wide range of wireless Internet-related services including a personal e-mail service, access to external e-mail (for example, Yahoo® and Hotmail® accounts), Personal Information Management (“PIM”) services that include calendars, to-do lists and synchronization with personal computers, web browsing, games, a customizable home page and information alerts that are sent to the subscriber’s phone as short messages. In 2002, we expanded the services and capabilities of the portal to allow intercarrier messaging, e-mail to short message translation functionality and the downloading of ringtones and icons to handsets. We will continue to evaluate new products and services, such as data, that may be complementary to our wireless operations.

     In 2002, we began market testing next generation 1xRTT based high-speed packet data networks in Billings, Montana and Midland, Texas. These networks provide services at data speeds significantly faster than those currently available. Additionally, unlike most existing networks, the data devices on these high speed data networks communicate with the Internet, Intranets and other IP based networks through “always on” connections enabling faster, more immediate interactions and communications between users.

     Wireless Residential Services (“WRS”) — We utilize our existing network infrastructure and cellular licenses to provide wireless local voice and data services primarily to residential customers. These services involve the use of a wireless access unit at a customer’s residence. The wireless access unit provides the customer a dial tone and transmits the signal to the nearest cell site. We believe that WRS offers many customers a cost-effective and reliable alternative to local wireline carriers. In addition, WRS can be deployed in regions not currently served by local wireline carriers. For example, in November 2000, we began providing WRS to residents of the Pine Ridge Indian Reservation. Many of these residents did not previously have access to wireline services.

Continue to provide high-quality and reliable telecommunications services to people in sparsely populated areas, with support from state and federal Universal Service Funds

     We have been a strong proponent of regulatory neutrality between various communications technologies, especially with respect to sparsely populated rural areas. As part of this effort, we have filed applications with appropriate regulatory authorities to be designated an Eligible Telecommunications Carrier (“ETC”) in order to allow us to receive federal and state Universal Service Fund (“USF”) support. The USF was established to provide support to telecommunications carriers offering basic telephone service in rural, insular and high cost areas. As of December 31, 2002, we have been successful in obtaining full or partial ETC status in 14 states and the Pine Ridge Indian Reservation, and are providing services we believe are eligible for USF payments in 11 of those 14 states and the Pine Ridge Indian Reservation. In 2003, we plan to seek designation as an ETC qualified to receive USF funds in additional areas. Initially, on September 30, 2002 and again on December 31, 2002, we submitted our requests to receive funding for certain of our traditional mobile services customers that reside in areas in which we are eligible to receive federal universal service funding. We expect to submit similar requests on a quarterly basis throughout 2003 and believe it is likely that in 2003 we will receive most, if not all, of the requested funding. Depending on the amounts received, such funding could have a significant beneficial impact on our 2003 subscriber revenues, ARPU and cash flow.

Remain the roaming partner of choice for national and other regional carriers, regardless of technology

     We believe we are in a unique position to be the roaming partner of choice for national carriers whose customers roam throughout our service areas. We have made significant investments in our network which enable us to offer high quality and reliable service to our roaming partners. We believe the high costs of constructing PCS networks in our rural footprint presents a barrier to the national PCS carriers. In addition, our network supports the three largest leading technology platforms that national cellular and PCS carriers use currently. We expect to add the fourth platform, GSM, to our network as the number of national carriers’ customers that would use such platform in our service areas becomes significant enough to support this investment in GSM service if we can enter economic business arrangements.

     We have roaming agreements with most of the major wireless carriers in North America, including AT&T Wireless, Cingular and Verizon Wireless Corporation (“Verizon”). These agreements allow their customers to roam on our network and allow our subscribers to utilize those carriers’ networks. Similarly, these agreements provide attractive rates to us for our customers who roam in areas outside our wireless network. During 2002, approximately 59% or $136 million of our domestic roamer revenues were attributable to AT&T Wireless. In March 2002, we extended our roaming agreement with AT&T Wireless which remains in effect through June 15, 2006. Additionally, in 2002 we entered into new roaming agreements with Verizon and Cingular effective through March and April 2005, respectively.

Continue to lower our operating costs, increase the use of more efficient channels of distribution and continue to deliver strong operating results

     We believe that our success has been and will continue to be attributable in large part due to our low operating costs. In 2002, we lowered our costs of providing service. We have taken several significant steps to reduce our cost of providing service. We have entered into a national wholesale long distance contract with a leading long distance carrier that has lowered our cost of providing long distance service to our customers. We also have new roaming agreements with national wireless carriers that substantially lower the per minute costs we incur when our customers roam on their networks.

     In 2002, we launched an enterprise voice portal (“EVP”) throughout our call center operations. The EVP enables our customers to access their account and billing information over the phone without the intervention of a customer service representative. We also employ the use of the Internet as a customer care tool. The Internet allows our customers to obtain answers to routine inquiries and make payments. These actions would have formerly required the customer to speak to a customer care representative. In March 2003, we consolidated call center operations into two locations and closed our call center in McAllen, Texas. We continue to offer customer service in the English and Spanish languages.

     We have also focused on reducing the costs of acquiring subscribers. During 2002, we decreased our number of owned store locations and the headcount associated with running those locations. This decreased our fixed costs and shifted more of our sales and marketing emphasis to the variable cost of agent and indirect channels.

     Since the Company was established, we have focused on delivering consistent and strong operating results. In 2002, we increased annual domestic EBITDA (total revenues less total operating expenses exclusive of depreciation, amortization, asset dispositions and stock-based compensation) for the eighth consecutive year and generated unlevered free cash flow (EBITDA less capital expenditures) from domestic operations for the sixth consecutive year, more than doubling the amount of domestic free cash flow as compared to 2001. By continuing to lower our operating costs and maximizing the efficiency of our distribution channels, we believe we can improve our financial leverage and further increase our cash flow.

Continue to consolidate wireless licenses that are contiguous with our existing markets, including possible trades, acquisitions or dispositions

     It is part of our ongoing strategy to evaluate business opportunities including potential trades, acquisitions and dispositions to better consolidate our footprint. In June 2002, we were notified by the FCC that we were the successful bidder for the North Dakota 3 RSA license.

Marketing, Sales and Customer Service

     Our sales and marketing strategy is designed to generate continued net subscriber growth and increased subscriber revenues. We target a customer base we believe is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

     Marketing — We market our products and services under the names CellularONE, the first national brand name in the cellular industry, and Western Wireless®, both of which we own. We also license the CellularONE name to other wireless communications providers. The regional and national advertising campaigns conducted by the CellularONE Group have enhanced our advertising exposure at a lower cost than what could be achieved by us alone. In June 1999, we became a 50% partner in the CellularONE Group, and in July 2001, acquired the remaining 50% of the CellularONE Group. In 2003, the CellularONE Group advertising program will continue to focus on more regional advertising of direct benefit to CellularONE’s licensees.

     In 2002, we launched service in Amarillo, Texas under the name Western Wireless®.

     Sales and Distribution — We sell our products and services through a combination of direct and indirect channels. We operate both stores and kiosks under the CellularONE and Western Wireless® brand names and utilize a direct sales force trained to educate new customers on the features of our products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels. In 2002, we opened two retail outlets in Amarillo, Texas under the Western Wireless® name.

     We believe that our local retail locations provide the physical presence in local markets necessary to position CellularONE and Western Wireless® as a quality local service provider and give us greater control over both our costs and the sales process. In 2002, we focused on expanding our indirect network of national and local merchants and specialty retailers in order to reduce our fixed sales and marketing costs. However, we will continue to use a combination of direct and indirect sales channels, with the mix depending on the requirements of each particular market.

     We also act as a retail distributor of handsets and maintain inventories of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost and expect to continue to do so in the future.

     Customer Service — Providing high quality customer service is a significant element of our operating philosophy. We are committed to attracting and retaining subscribers by providing consistently superior customer service. We currently operate call centers in Manhattan, Kansas and Issaquah, Washington. Our call centers maintain highly sophisticated monitoring and control systems and well-trained customer service and technical staffs to handle both routine and complex questions as they arise, 24 hours a day, 365 days a year.

     We utilize credit check procedures at the time of sale and continuously monitor customer churn (the rate of subscriber attrition) and other events (such as service agreement expiration dates), which can impact customer churn. It is our belief that we can effectively manage customer churn through an outreach program staffed by our sales force and customer service personnel and through our efforts to predict more accurately the timing of potential customer churn. The outreach program is intended to not only enhance subscriber loyalty, but also to increase add-on sales and customer referrals. This program allows the sales staff to check customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting and call forwarding.

Markets and Systems

     We operate cellular systems in 18 MSAs and 88 RSAs. We have also acquired selected PCS licenses to supplement our coverage. At December 31, 2002, we owned 100% of each of our licenses. In aggregate our licenses cover a geographic population of more than ten million people. Several inherent attributes of RSAs and small MSAs make such markets attractive. Such attributes typically include:

•	relative under-penetration as compared to more urban areas

•	population bases of customers with substantial needs for wireless communications

•	the ability to cover large geographic areas with fewer cell sites as compared to urban areas

•	less intense competitive environments

•	less vulnerability to PCS and other competition

•	large distances between population centers resulting in a higher proportion of roaming revenues than in urban areas

     The following table sets forth the areas in which we hold licenses and the population covered by those licenses. The population data is estimated for 2003 based upon 2002 Claritas, Inc. (“Claritas”) estimates, and is adjusted by us by applying Claritas’ positive and negative growth factors:

Cellular
License Area	Population

Arizona
Mohave (AZ-1)(1)	5,000
Yuma (AZ-4)	197,000
Graham (AZ-6)	209,000

Arizona Total	411,000

Arkansas
Hempstead (AR-11)	67,000

Arkansas Total	67,000

California
Mono (CA-6)	32,000
Imperial (CA-7)	148,000

California Total	180,000

Colorado
Pueblo	146,000
Fremont (CO-4)	95,000
Elbert (CO-5)	39,000
Saguache (CO-7)	55,000
Kiowa (CO-8)	49,000
Costilla (CO-9)	32,000

Colorado Total	416,000

Idaho
Idaho (ID-2)	75,000
Idaho (ID-3) (2)	8,000

Idaho Total	83,000

Iowa
Sioux City	123,000
Monona (IA-8)	56,000

Iowa Total	179,000

Kansas
Jewell (KS-3)	52,000
Marshall (KS-4)	127,000
Ellsworth (KS-8)	132,000
Morris (KS-9)	59,000
Franklin (KS-10)	114,000
Reno (KS-14)	175,000

Kansas Total	659,000

Minnesota
Kittson (MN-1)	49,000
Lake of the Woods (MN-2)	25,000
Chippewa (MN-7)	175,000
Lac qui Parle (MN-8)	67,000
Pipestone (MN-9)	134,000

Minnesota Total	450,000

Cellular
License Area	Population

Missouri
Bates (MO-9)	84,000

Missouri Total	84,000

Montana
Billings	130,000
Great Falls	78,000
Lincoln (MT-1)	159,000
Toole (MT-2)	36,000
Malta (MT-3)	12,000
Daniels (MT-4)	37,000
Mineral (MT-5)	206,000
Deer Lodge (MT-6)	64,000
Fergus (MT-7)	29,000
Beaverhead (MT-8)	104,000
Carbon (MT-9)	32,000
Prairie (MT-10)	18,000

Montana Total	905,000

Nebraska
Lincoln	256,000
Cherry (NE-2)	28,000
Knox (NE-3)	115,000
Grant (NE-4)	35,000
Columbus (NE-5)	151,000
Keith (NE-6)	115,000
Hall (NE-7)	93,000
Chase (NE-8)	55,000
Adams (NE-9)	81,000
Cass (NE-10)	87,000

Nebraska Total	1,016,000

Nevada
Humbolt (NV-1)	52,000
Lander (NV-2)	58,000
Mineral (NV-4)	46,000
White Pine (NV-5)	14,000

Nevada Total	170,000

New Mexico
Colfax (NM-2) (3)	4,000
Lincoln (NM-6) (4)	246,000

New Mexico Total	250,000

Cellular
License Area	Population

North Dakota
Bismarck	95,000
Fargo	177,000
Grand Forks	96,000
Divide (ND-1)	97,000
Bottineau (ND-2)	57,000
North Dakota Valley (ND-3)	85,000
McKenzie (ND-4)	58,000
Kidder (ND-5)	47,000

North Dakota Total	712,000

Oklahoma
Cimarron (OK-1)	30,000
Nowata (OK-4)	213,000
Beckham (OK-7)	127,000
Jackson (OK-8)	91,000

Oklahoma Total	461,000

South Dakota
Rapid City	113,000
Sioux Falls	152,000
Harding (SD-1)	34,000
Corson (SD-2)	24,000
McPherson (SD-3)	51,000
Marshall (SD-4)	68,000
Custer (SD-5)	28,000
Haakon (SD-6)	39,000
Suly (SD-7)	68,000
Kingsbury (SD-8)	73,000
Harrison (SD-9)	108,000

South Dakota Total	758,000

Texas
Abilene	163,000
Brownsville-Harlingen	357,000
McAllen	625,000
Lubbock	249,000
Midland	117,000
Odessa	121,000
San Angelo	106,000
Dallas (TX-1)	56,000
Hansford (TX-2)	87,000
Parmer (TX-3)	137,000
Briscoe (TX-4)	43,000
Hardeman (TX-5)	78,000
Fannin (TX-7)	411,000
Gaines (TX-8)	135,000
Hudspeth (TX-12)	26,000
Reeves (TX-13)	30,000
Loving (TX-14)	40,000

Texas Total	2,781,000

Cellular
License Area	Population

Utah
Juab (UT-3)	65,000
Beaver (UT-4)	140,000
Carbon (UT-5)	80,000
Piute (UT-6)	30,000

Utah Total	315,000

Wyoming
Casper	66,000
Park (WY-1)	51,000
Sheridan (WY-2)	82,000
Lincoln (WY-3)(5)	1,000
Cheyenne, Laramie (WY-4)	138,000
Douglas (WY-5)	12,000

Wyoming Total	350,000

Sub-Total Cellular	10,247,000

PCS Cellular
License Area	Population(6)

Liberal, Kansas	36,000
Clovis, New Mexico	63,000
Amarillo, Texas	236,000

Sub-Total PCS Cellular	335,000

Total Population	10,582,000

(1)	We are the licensed A-2 carrier, servicing a portion of the Arizona 1 RSA.

(2)	The population for the Idaho 3 RSA represents those areas where we have construction permits to build cell sites under our Idaho 2 license.

(3)	We are the licensed A-2 carrier, servicing a portion of the New Mexico 2 RSA.

(4)	The population for New Mexico 6 includes 100 persons in the New Mexico 3 RSA where we are the licensed A-2 carrier, servicing a portion of the New Mexico 3 RSA.

(5)	We are the licensed A-2 carrier, servicing a portion of the Wyoming 3 RSA.

(6)	Represents incremental population as portions of the Basic Trading Areas overlap certain cellular licenses.

Competition

     Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Under current FCC rules, there may be up to six PCS licensees in each geographic area in addition to the two existing cellular licensees. Also, Specialized Mobile Radio (“SMR”) dispatch system operators have constructed digital mobile communications systems, referred to as Enhanced Specialized Mobile Radio (“ESMR”), in many cities throughout the United States, including some of the markets in which we operate. Due to the high cost of construction, we do not believe PCS systems will be built in most of our RSAs in the near future.

     Although we believe there are competitive advantages to operating in rural markets, we do operate in a competitive environment. Each of our cellular markets face one cellular competitor, such as Verizon, Alltel Corporation or Cingular. Additionally, we have PCS and ESMR competitors in most of our MSAs. Continuing industry consolidation has resulted in an increased presence of these regional and national wireless operators within our service areas. More recently, some national wireless operators have begun to build small networks in certain of the more densely populated or well-traveled portions of our service areas. The use of national advertising and promotional programs by national wireless operators run in our markets are a source of additional competitive and pricing pressures even though these operators may not provide service in these markets. We also compete with wireless Internet, paging, dispatch services, resellers and landline telephone service providers in some of our service areas. Increasingly, cellular service is becoming a viable alternative to landline voice services for certain customer segments, putting cellular licensees in direct competition with traditional landline telephone service providers. One or two-way paging services that feature voice messaging and data display, as well as tone only service, may be adequate for potential subscribers who do not need to speak to the caller. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies.

     In the future, we expect to face increased competition from entities providing similar services using other communications technologies. In addition, the auctioning and subsequent deployment of technology in additional spectrum and the disaggregation of spectrum could also generate new competition for us. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Continuing technological advances in the communications field make it difficult to predict the nature and extent of additional future competition.

Suppliers and Equipment Vendors

     We do not manufacture any of the handsets, cell site or switching equipment used in our operations. The high degree of compatibility among different manufacturers’ models of handsets with cell site and switching equipment allows us to design, supply and operate our systems without being dependent upon any single source of such equipment. The handsets and cell site equipment used in the operations are available for purchase from multiple sources. Manufacturers phased out the production of analog handsets during the fourth quarter of 2001, but new analog handsets remained available from various distribution channels through most of 2002. We believe that dual-mode and tri-mode handsets (handsets that contain both digital and analog capabilities) will continue to be available from multiple manufacturers in the foreseeable future. We currently offer handsets manufactured by Audiovox, Inc., Kyocera Wireless Corp., Motorola, Inc., and Nokia Telecommunications, Inc. (“Nokia”) and purchase cell site and switching equipment primarily from Lucent Technologies, Inc. and Nortel Networks, Inc.

Intellectual Property

     CellularONE is a service mark registered with the United States Patent and Trademark Office and owned by us.

     We hold a federal trademark registration of the mark “Western Wireless” and have registered or applied for various other trade and service marks with the United States Patent and Trademark Office.

Regulatory Environment

     The FCC regulates the licensing, construction, operation, acquisition, sale and resale of cellular systems in the United States, pursuant to the Communications Act of 1934, as amended (the “Communications Act”), and the rules, regulations and policies promulgated by the FCC thereunder. FCC regulations distinguish, in part, between “cellular” licenses which are for 800 MHz frequency, and PCS licenses, which are for 1900 MHz frequency. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), such as a cellular service provider. State governments, however, can regulate certain other terms and conditions of cellular service offerings and some states have imposed or are considering the imposition of consumer protection regulations on the wireless industry.

Licensing of Wireless Communications Systems

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

     At the end of the 10-year initial term for cellular licenses, licensees must file applications for renewal of licenses. The FCC has adopted specific standards governing cellular license renewals. Under these standards, a cellular license will generally be renewed for additional 10 year terms if a cellular licensee has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act.

     The Communications Act and FCC rules require the FCC’s prior approval of any assignments of cellular licenses, including construction permits, or transfers of control of cellular licensees. Non-controlling interests in an entity that holds a cellular license generally may be bought or sold without prior FCC approval. If the transaction is over a certain size, any acquisition or sale of cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice as well as approval from any state or local regulatory authorities having competent jurisdiction.

     As of January 1, 2003, there is no longer a limit on the amount of CMRS spectrum (i.e., cellular, PCS, and SMR) that a carrier can hold in a market. However, there remains a cellular cross-interest rule that prohibits a carrier from owning an attributable interest in both cellular licenses in a single RSA market. Although the FCC retained the cellular cross-interest rule in RSAs, it will consider waivers of the rule for RSAs that exhibit market conditions under which cellular cross-interest may be permissible without significant likelihood of substantial competitive harm. Notwithstanding the removal of the spectrum cap and partial removal of the cross-interest restriction, the FCC has indicated that it will engage in a case by case review of any anticompetitive effects of CMRS spectrum acquisitions, although it is not clear what criteria the FCC will use in such review.

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

     Under Phase I of the FCC’s E911 rules, if a Public Service Answering Point (“PSAP”) requests and is capable of processing the caller’s telephone number and location information, then cellular, PCS, and other mobile service providers must relay a caller’s automatic number identification and the location of the cell site or base station receiving a 911 call. Wireless carriers must transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. The FCC’s rules require that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. This rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services.

     Under Phase II of the FCC’s E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. In areas where we have received valid requests for Phase II service, we will implement a handset-based approach which requires that the PSAP be able to identify the location of a 911 caller within 50 meters for 67% of all calls and within 150 meters for 95% of all calls. To date, we have received nine requests for Phase II service and are working with each PSAP to assess their readiness and schedule deployment plans to meet the FCC’s requirements. Under a waiver granted by the FCC, we were required to begin selling and activating handsets with automatic location identification capability by March 1, 2003. We have complied with this requirement. Additionally, under the waiver, we are required to meet the following benchmarks: (i) by May 31, 2003, 25% of new handset sales must be Phase II compliant; (ii) by November 30, 2003, 50% of new handset sales must be Phase II compliant; (iii) by May 31, 2004, 100% of new handset sales must be Phase II compliant. In addition, by December 31, 2005, 95% of all subscriber handsets must be Phase II compliant. Under the FCC rules, carriers must begin providing Phase II service within six months of the latter of receiving a valid request for service from a PSAP or March 1, 2003.

     Universal Service — In its implementation of the Communications Act, the FCC established new federal universal service rules, under which wireless service providers are eligible, for the first time, to receive universal service subsidies, and are also required to contribute to both federal and state USFs. For the first and second quarters of 2003, the FCC’s universal service contribution factor amounted to 7.3 percent and 9.1 percent, respectively, of a wireless service provider’s interstate and international telecommunications revenues. This contribution factor is subject to quarterly review and possible revision. Under the FCC rules, a wireless service provider may receive universal service support for providing telephone service in rural high-cost areas, provided that the wireless service provider has been designated as an ETC by a state commission or the FCC. Some states have conditioned ETC status on the service provider meeting certain consumer protection and service quality requirements. In an effort to maintain sufficient funding, the FCC adopted interim rules for determining the amount of interstate and international telecommunication revenues subject to the federal universal service contribution factor for wireless carriers. Under these new rules, wireless carriers can either use a proxy percentage to determine the amount of the carrier’s total subscriber revenue subject to the universal service contribution factor or calculate the amount of actual subscriber revenue which is interstate or international. The FCC increased the proxy percentage from 15 to 28.5 percent effective April 1, 2003. Many states have also established state USF programs that require all telecommunications carriers, including CMRS carriers, to contribute to the fund. Under some of these state USFs, CMRS carriers are also eligible to receive universal service support. Both federal and state USFs are subject to change based upon pending regulatory proceedings, court challenges, and marketplace conditions.

     Local Number Portability — The FCC has adopted rules on telephone number portability and number pooling in an effort to achieve more efficient number utilization. The FCC established November 24, 2003 as the extended deadline for CMRS carriers to implement service provider number portability in the top 100 Combined Metropolitan Service Areas (“CMSAs”). For markets outside of the top 100 CMSAs, the number portability requirement is triggered only upon receipt of a request by another carrier to port a customer’s telephone number. In such cases, carriers have six months to comply with these requests. Our McAllen, Texas MSA market falls within the top 100 CMSAs. We have filed a request with the FCC to waive the local number portability requirement as it applies to our McAllen MSA or, in the alternative, reinstate the prior rule that imposed number portability only in the top 100 MSAs (not CMSAs). In addition to our McAllen MSA market, we have 7 RSA markets which include counties, all or a portion of which have been designated as within the top 100 CMSAs. We have asked the FCC to rule that such markets not be considered within the top 100 CMSA markets and not be subject to local number portability requirements or, in the alternative, waive the number portability requirements for such markets. Both these requests are currently pending before the FCC. The number portability requirements are subject to change based upon regulatory proceedings and court challenges.

     Number Pooling — Wireless carriers are also subject to requirements governing number pooling, which provide for the assignment and use of available numbers. The FCC has imposed what is referred to as “thousand block pooling,” meaning carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. The number pooling requirements apply only to carriers operating within the top 100 CMSAs. Under the current rules, the implementation date for number pooling in most of these markets is June 10, 2003. We have filed a request with the FCC to waive the requirement to implement number pooling in our McAllen MSA and CMSA overlap markets, similar to our local number portability rules waiver request, which is currently pending. Implementation of the number portability and pooling requirements will cause significant network upgrade costs for all wireless carriers.

Employees and Labor Relations

     We consider our labor relations to be good and none of our employees are covered by a collective bargaining agreement. As of December 31, 2002, we employed domestically a total of 2,347 people in the following areas:

Number of
Category	Employees

Sales and marketing	892
Engineering	247
General and administrative, including customer service	1,208

The Business of WWI

Overview

     WWI, through its consolidated subsidiaries and other operating companies, is a provider of mobile communications services in Slovenia, Austria, Ireland, Bolivia, Ghana, Haiti, Côte d’Ivoire, Croatia and Georgia. These companies are licensed to provide wireless services to a geographic population of over 75 million people. At December 31, 2002, the Company owned approximately 98% of WWI and the balance was owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. In November 2002, WWI sold its ownership interest in its Icelandic subsidiary.

     The primary business of WWI is the delivery of mobile telecommunications services in markets outside of the United States. In certain markets, WWI’s operating companies also provide other telecommunications services, including fixed line services, wireless local loop, international long distance and Internet access. WWI’s largest non-mobile business is its fixed-line operations in Austria.

     In 2002, 82% of WWI’s consolidated service revenues were generated by its European subsidiaries in Ireland, Austria and Slovenia. Of these European service revenues, mobile telecommunications services accounted for approximately 77% of these revenues.

International Business and Strategy

     WWI’s strategy is to build a portfolio of wireless asset investments and opportunistically exit them as individual businesses mature and appropriate valuations can be realized. We believe the key elements in executing this strategy are:

•	Low acquisition costs

•	Potential for rapid growth

•	An ability to partially fund operations by securing debt financing at the operating company level

     WWI provides management expertise to all of its operating companies, particularly in the early stages of development, and it exercises significant control over management decisions in all of its consolidated markets.

     WWI provides telecommunications services primarily in two types of markets. Historically, WWI focused investments in markets characterized by a substantial unmet demand for communications services offering the potential of rapid subscriber growth. Our markets that meet this profile include: Bolivia, Ghana, Haiti, Côte d’Ivoire, Croatia and Georgia. These markets are often characterized by inadequate local landline telephone service, which is unavailable to the majority of the population. WWI believes that wireless technology is a more economic medium to deliver telecommunications services in these markets. By introducing competition and providing customers with a high-quality alternative, WWI has succeeded in expanding the size and service offerings of the telecommunications sector in these markets. These markets tend to have limited competition in the wireless sector and generally have wireless penetration rates below 20%.

     In addition to investments in underserved markets, WWI has increasingly focused its investment in countries with more developed telecommunications infrastructure and substantial wireless competition, but where the entry costs are sufficiently low and the growth potential is sufficient to present an attractive investment opportunity. These markets generally have wireless penetration rates of 70% or higher and include Ireland, Austria and Slovenia.

     In 2002, WWI’s consolidated subsidiaries grew their mobile subscriber base by 51%.

Markets and Operations

     Each of WWI’s operating companies operate cellular communications systems over radio frequencies licensed by the telecommunications regulatory body of its respective country.

     Each of WWI’s operating companies that provide wireless mobile services utilize GSM technology operating at the 900-MHz, 1800-MHz or 1900-MHz frequencies, with the exception of WWI’s operating company in Haiti, which utilizes TDMA technology at the 800-MHz frequency. GSM is the most widely used wireless technology in the world, serving over 800 million customers. GSM offers an open system architecture, is supported by a variety of vendors and allows operators to achieve cost economies in infrastructure and mobile terminal equipment. GSM also provides the benefit of a single phone number and transparent services on a global roaming basis. Further, GSM has high capacity, high voice quality and utilizes industry-leading encryption and authentication technology that provides customers with a high level of subscription and conversation privacy. GSM has always supported wireless data and currently supports high-speed packet-based data transmission. This allows GSM operators to provide customers with enhanced Internet and mobile data services.

     WWI’s operating company in Austria operates a 5,300-km fiber-optic network that provides fixed-line communications services to customers as well as backhaul transmission for its mobile network.

     The following table sets forth the countries in which WWI provides communications services, the populations of such country and the beneficial ownership of WWI in the operating entity providing such services. Population data related to WWI markets is included in the following table as of July 2002 as reported by the Central Intelligence Agency World Fact book.

		Beneficial
		Ownership
Markets	Population	Percentage

Slovenia	1,933,000	100.0%
Austria	8,170,000	99.5%
Ireland	3,883,000	81.0%
Bolivia	8,445,000	71.5%
Ghana	20,244,000	56.7%
Haiti	7,064,000	51.0%
Côte d’Ivoire	16,805,000	40.0%
Croatia	4,391,000	19.0%
Georgia	4,961,000	14.5%

Total	75,896,000

     Those operating entities in which we have a beneficial ownership interest of greater than 50%, as noted in the table above, are consolidated as part of our financial results. Others are accounted for as an equity investment.

     Slovenia — WWI’s operating company in Slovenia, Western Wireless International d.o.o. (“WWI d.o.o.”), provides GSM mobile communications services in the 1800-MHz band. WWI d.o.o. launched commercial services in December 2001, under the brand name Vega.

     Austria — WWI’s operating company in Austria, tele.ring Telekom Services GmbH (“tele.ring”), provides GSM mobile communications, fixed-line and Internet services. tele.ring launched commercial GSM mobile services in the 1800-MHz band in May 2000. In addition, an affiliate of tele.ring owns a third generation license. It is anticipated we will begin limited build-out of a third generation network in 2003. We acquired tele.ring at the end of June 2001.

     Ireland — WWI’s operating company in Ireland, Meteor Mobile Communications Limited (“Meteor”), provides GSM mobile communications services in the 900-MHz and 1800-MHz bands. Meteor’s dual-band network launched commercial services in February 2001.

     Bolivia — WWI’s operating company in Bolivia, NuevaTel S.A. (“NuevaTel”), provides GSM mobile communications services in the 1900-MHz band. NuevaTel launched commercial services in November 2000 under the brand name Viva. In 2002, Viva also began operating a long distance business.

     Ghana — WWI’s operating company in Ghana, Western Telesystems (Ghana), Ltd. (“Westel”), is licensed to provide fixed and wireless telecommunications services, including basic phone service, cellular, paging, international long distance, pay phones, data communications, private networks and satellite communications. Westel has operated a wireless local loop network and international gateway since February 1998.

     Haiti — WWI’s operating company in Haiti, Communication Cellulaire d’Haiti S.A. (“COMCEL”), provides TDMA mobile communications services in the 800-MHz band. Additionally, COMCEL carries international long distance traffic to and from Haiti. COMCEL launched commercial mobile services in September 1999.

     Côte d’Ivoire — WWI’s operating company in Côte d’Ivoire, Cora de Comstar S.A. (“Comstar”), provides GSM mobile communications services in the 900-MHz band. After WWI’s acquisition of its interest in Comstar, Comstar relaunched commercial services under the new brand name CORA de Comstar (“Cora”) in September 2000. Since September 2002, Côte d’Ivoire has undergone sustained political instability, including an attempted coup and continued rioting. Although Cora continues to operate, its revenues and cash flows have been severely impacted. As a result, we have fully written off our investment in Cora.

     Croatia — WWI’s operating company in Croatia, VIP-Net d.o.o. (“VIP-Net”) provides GSM mobile communications services in Croatia in the 900-MHz band. VIP-Net launched commercial service in July 1999.

     Georgia — WWI’s operating company in the Republic of Georgia, MagtiCom GSM, Ltd. (“MagtiCom”), provides GSM mobile communications services in the 900-MHz band. MagtiCom launched commercial services in September 1997.

Products and Services

     Basic Services — WWI’s operating companies provide a variety of wireless products and services designed to match a range of needs for business and personal use. Calling features that WWI’s operating companies provide include short message services (“SMS”), voicemail, message alert, caller ID, call waiting, call hold and conference calling. WWI’s operating companies offer services to WWI’s customers through both “postpaid” and “prepaid” payment plans. Postpaid contracts consist of a fixed monthly charge (with varying allotments of included minutes) plus variable charges for additional use. Prepaid plans require advance payment for airtime in specific currency denominations. Once the available airtime is consumed, the customer must “replenish” or prepay for additional airtime in order to continue using the service. At the end of 2002, 68% of our customers were on prepaid plans and 32% were on postpaid plans.

     Roaming — Customers of WWI’s European operations are able to roam throughout Europe and worldwide, either on other GSM-based networks utilizing the same spectrum band or through the use of multi-band handsets that can be used on GSM systems utilizing a different spectrum band. Additionally, WWI’s European operations generate revenues by allowing customers of other GSM operators to roam on their networks.

     Data Services — WWI’s operating companies offer a variety of data services that enable users to access information, send and receive e-mail, play games, and download ringtones and icons to their handsets. In Austria, WWI operates a GPRS-enabled (General Packet Radio Service) network that provides for a high capacity, “always-on” Internet connection, and services that include color web browsing, e-mail, information services, and location-based services. In Ireland and Slovenia, WWI offers an array of data services that are delivered over a SMS-based platform. These data services enable users to access information (i.e.: news, sports, weather, stocks, and film times) and receive customized information alerts, as well as participate in interactive games.

     Fixed-Line Services — WWI’s Austrian operating company offers three distinct fixed communications services: residential voice service, dial-up Internet access, and high-speed data access for corporate clients. It also provides value-added and carrier services, leased line services and data services such as intranet and VPN.

Marketing, Sales and Customer Service

     WWI’s sales and marketing strategy is to seek to generate rapid net subscriber growth and increased subscriber revenues in each of its markets.

     Marketing — Each of WWI’s operating companies markets its products and services under its own brand name and develops its own marketing strategy to address the local market conditions. The focus of each operating company’s marketing efforts is dependent upon a number of factors, including overall market penetration, number of competitors and network coverage.

     Sales — WWI’s operating companies sell their products and services through a distribution network including company-owned stores, exclusive and non-exclusive dealers, national and local retailers, and direct sales forces targeting corporate accounts. Each operating company uses a combination of direct and indirect sales channels, the mix of which is dependent on the local conditions of the market. The retail channel (including retail stores, mini-stores, and kiosks) uses personnel that are trained to educate new customers on products and services and to provide basic customer service. WWI believes this channel provides the physical presence in local markets necessary to position each operating company as a quality local service provider, while providing greater control over both costs and the sales process. The indirect channel consists of extensive dealer networks of national and local merchants, specialty retailers, and alternative direct-marketing firms.

     WWI’s operating companies also act as retail distributors of handsets and maintain inventories of handsets. Although customers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI’s operating companies have historically sold handsets below cost to respond to competition for new subscribers. We expect these handset subsidies to remain common industry practice for the foreseeable future.

     Customer Service — WWI considers customer service a key element of its operating philosophy and is committed to attracting and retaining subscribers by seeking to provide consistently superior customer care. Each of WWI’s European operating companies operates full-service, 24-hour call centers, where customer inquiries are addressed by well-trained customer service personnel and technical staff using sophisticated monitoring and control systems.

Competition

     In each of the markets where WWI’s operating companies operate, they compete with other communications services providers including landline telephone companies and other wireless communications companies. In each European market, WWI generally competes with two or three other GSM operators. Most of these competitors are well-established companies or subsidiaries of well-established companies such as Vodafone plc, Telekom Austria, T-Mobile and mm02. Such companies have substantially greater financial and marketing resources, larger subscriber bases, better name recognition and in some cases, larger coverage areas than those of WWI’s operating companies.

     In the future, we expect to face new competition from entities licensed to provide similar services using other communications technologies, including so-called “third generation” technology. In WWI’s European markets, existing wireless operators as well as new entrants have been awarded third generation licenses and in some cases they have announced their intention to launch third generation services in 2003.

Suppliers and Equipment Vendors

     WWI’s operating companies do not manufacture any of the handsets, cell site or switching equipment used in their operations. The high degree of compatibility among different manufacturers’ models of handsets with cell site and switching equipment allows WWI’s operating companies to design, supply and operate their systems without being dependent upon any single source of such equipment. The handsets and cell site equipment used in our operations are available for purchase from multiple sources. The largest handset manufacturers of WWI’s European operations are Nokia and Siemens AG. WWI purchases cell site and switching equipment primarily from Alcatel, Lucent Technologies, Inc. and Siemens AG.

Governmental Regulation

     The licensing, construction, operation and ownership of communications systems, and the granting and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in each of the countries in which WWI’s operating companies conduct business. In Europe, the licenses which allow WWI’s operating companies to provide wireless licenses were initially granted for terms of 15 or 20 years and in some cases there are not explicit provisions in the licenses which allow for renewal.

     Under the terms of the Ghana license, Westel was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company and all development has been stifled. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable.

Employees and Labor Relations

     WWI considers its labor relations to be good. As of December 31, 2002, WWI’s consolidated operating companies employed a total of 1,497 people in the following areas:

Number of
Category	Employees

Sales and marketing	354
Engineering	387
General and administrative, including customer service	756

RISK FACTORS

We have a significant amount of debt, which may limit our ability to raise additional capital to meet our future funding and debt service requirements

     As of December 31, 2002, our total long-term indebtedness was $2.5 billion, including a current portion of $144 million. Of such indebtedness, $1.8 billion was outstanding under our $2.1 billion Credit Facility (the “Credit Facility”) and $383 million was outstanding under our Senior Subordinated Notes due 2006 and 2007 (the “Senior Subordinated Notes”). Effective March 31, 2003, we begin making principal payments under the Credit Facility. The amount of required principal payments in 2003 is $106 million based on outstanding borrowings at December 31, 2002 under the Credit Facility. Indebtedness under the Credit Facility matures on September 30, 2008. Substantially all our domestic assets are pledged as security for the indebtedness under the Credit Facility. The Credit Facility and the Indentures for our Senior Subordinated Notes contain, and any additional financing agreements may contain, certain restrictive covenants. The restrictions in the Credit Facility and the Senior Subordinated Notes affect, and in some cases significantly limit or prohibit, among other things, our ability to incur indebtedness, sell assets, make investments and acquisitions, pay dividends, and engage in mergers and consolidations. Additionally, the Credit Facility and the Senior Subordinated Notes require us to comply with certain financial and operational performance covenants, and, while we expect to remain in compliance with such covenants, there can be no assurance to that effect. An event of default under the Credit Facility or the Senior Subordinated Notes would allow the lenders to accelerate the maturity of the indebtedness thereunder. In such event, it is likely that all of our indebtedness would become immediately due and payable.

     The continued growth and operation of our business will require additional funding for working capital, debt service, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage and possible acquisitions of spectrum licenses. The current levels of our debt could limit our ability to obtain future debt or equity financing on terms favorable to us or at all. Our sources of additional capital may include public or private equity and debt financings, including vendor financing. The availability of additional financing is dependent upon the condition of the capital markets and the extent of the additional financing that we may require will depend on the success of our operations. In addition, we must use a substantial portion of our cash flows from operations to make payments of principal and interest on our debt, thereby reducing funds that could be available for working capital, the enhancement and upgrade of our network, the buildout of infrastructure to expand our coverage and possible acquisitions. Additionally, competitive factors, future declines in the U.S. economy, unforeseen construction delays, cost overruns, regulatory changes, engineering and technological changes and other factors may result in funding requirements in excess of current estimates or an inability to generate sufficient cash flow to service our debt. The unavailability of such funding could cause us to delay or abandon some of our planned growth and development or to seek to sell assets to raise additional funds, either of which could have a material adverse effect on our business, strategy, operations and financial condition. Given that a substantial portion of our assets consists of intangible assets, principally licenses granted by the FCC, the value of which will depend upon a variety of factors (including the success of our business and the wireless communications industry in general), there can be no assurance that our assets could be sold quickly enough, or for sufficient amounts, to enable us to meet our obligations.

     Additionally, a number of our consolidated international subsidiaries and other international operating companies have credit facilities to finance their operations. At December 31, 2002, the total long-term indebtedness of our consolidated international subsidiaries to third parties was $278 million. At December 31, 2002, our Slovenian entity had borrowed $71.4 million under its credit facility (the “Slovenian Credit Facility”). At December 31, 2002, our Bolivian subsidiary had a bridge loan of $34.7 million, which is due on March 31, 2003. An extension of the bridge loan, as well as the terms of a refinancing of the loan, is currently being negotiated. In January 2003, the Overseas Private Investment Corporation approved a $50 million loan guarantee for the refinancing. There can be no assurance that such an extension will be granted or that the refinancing of such loan can be obtained on terms acceptable to us, if at all.

     The debt facilities of our international operating companies contain certain restrictive covenants and financial covenants. The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under certain circumstances. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. Based on current operating conditions, Vega believes that it is necessary to amend certain terms and conditions of the Slovenian Credit Facility in 2003 in order to avoid future revenue shortfalls or other covenant breaches, some of which cannot be remedied. In March 2003, WWI met with the lead arranger bank of the Slovenian Credit Facility and believes that an agreement can be reached amending the Slovenian Credit Facility and that no further borrowings will be permitted. We believe no action will be taken to accelerate the loan during the pending negotiations to finalize the amendment. We can offer no assurance that the participating banks will grant an amendment. In the event that Vega breaches one of the covenants that cannot be cured, measured each June 30 and December 31, and does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand.

     If we do not achieve planned domestic operating cash flow targets, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations or seek additional debt or equity at the domestic or international level or restructure our existing financing arrangements. There can be no assurance that such funds or refinancing will be available to us on acceptable terms, if at all.

We have substantial losses from continuing operations and we may not become profitable in the future

     We sustained losses from continuing operations of approximately $215.3 million in fiscal 2002 and $143.6 million in 2001 and had income from continuing operations of $65.4 million in fiscal 2000. At December 31, 2002, we had an accumulated deficit of $1.1 billion and a net capital deficiency of $486.4 million. We may continue to incur significant losses during the next several years, and there can be no assurance that we will be able to service our debt requirements and other financial needs.

We face substantial competition in all aspects of our business

     We operate in highly competitive markets and there is substantial and increasing competition in all aspects of the wireless communication business. Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price.

     Many of our competitors operate in the national market and provide services comparable to ours and have the advantages of greater geographical coverage and more customers and the ability to offer no or low cost roaming and toll calls in wider areas. If the wireless communications industry continues to consolidate and we do not participate in that consolidation, even stronger competitors may be created. Effective January 1, 2003, the FCC eliminated the spectrum cap and the cellular cross-interest restriction in the larger, urban cellular markets which also may facilitate the creation of larger and more formidable competitors. Several of our competitors also operate in multiple segments of the industry. In the future, we expect to face increased competition from entities providing similar services using other communications technologies. The auctioning and subsequent deployment of technology in additional spectrum and the disaggregation of spectrum could also generate new competition for us. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, and as a result, our profit margins may decrease.

A significant portion of our revenues are derived from roaming and our failure to maintain favorable roaming arrangements could materially adversely affect our future operating results

     Roaming revenues accounted for approximately 22% of our total revenues for the fiscal year ended December 31, 2002. We have roaming agreements with most of the wireless carriers in North America, including AT&T Wireless, Cingular, and Verizon. When these agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers upon acceptable terms. Further, some competitors may be able to obtain roaming rates and terms that are more favorable than those obtained by us. AT&T Wireless, our largest roaming partner, and Cingular have announced their intention to transition their customer bases to a GSM platform. If we are not able to add a GSM platform to our network, maintain and expand our roaming footprint or maintain favorable roaming arrangements with other wireless carriers, our coverage area or pricing we offer relative to our competitors may not be as attractive. Such inability would have a material adverse affect on our business, operations and financial condition.

     While our roaming agreements generally require other carriers’ customers to use our network when roaming, our roaming agreements generally do not prevent our roaming partners from acquiring licenses to provide competing services in our markets. Further, our roaming partners could negotiate a roaming agreement in all or portions of our markets with another wireless carrier. If any of our roaming partners were to acquire the required licenses and build networks in our markets or enter into roaming agreements with other wireless carriers that provide competing services in our markets and permit our roaming partners to roam on that other carrier’s network, we could lose a substantial portion of our roaming revenues in those markets, which could have a material adverse effect on our business, operations and financial condition.

Failure to develop future business opportunities, such as wireless data services and to improve network coverage, quality and capacity within the markets that we currently serve may limit our ability to compete effectively and grow our business

     An important element of our strategy is to bring new telecommunications services, such as wireless data services, to rural America. In general, the development of new services in our industry requires us to anticipate and respond to varied and rapidly changing customer demand. In order to compete successfully against the other participants in the United States wireless industry, we will need to commercialize and introduce new services on a timely basis. The ability to deploy and deliver these services relies, in many instances, on new and unproven technology that will demand substantial capital outlays and spectrum capacity. Our available capital and spectrum may not be sufficient to support these services. We cannot guarantee that devices for such new services or applications for such devices will be commercially available or accepted in the marketplace, and we cannot assure that we will be able to offer these new services profitably. In addition, there could be legal or regulatory restraints on wireless data services as the applicable laws and rules evolve. If these services are not successful or if costs associated with implementation and completion of the introduction of these services materially exceed those currently estimated, our ability to retain and attract customers and our operations and financial condition could be materially adversely affected.

     We essentially completed the network build-out of the markets for which we hold licenses, and are now primarily focused on improving network coverage, quality and capacity within and around the markets we currently serve and completing the expansion of digital CDMA technology throughout our markets. We cannot guarantee that we will be able to do so in a time frame that will permit us to remain competitive at the cost we expect or at all. Failure or delay in improving network coverage, quality and capacity on a timely basis or at all, or increased costs to accomplish such improvement, could have a material adverse effect on our business, strategy, operations and financial condition.

Our FCC licenses are subject to renewal and potential revocation in the event that we violate applicable laws. The loss of any of such licenses could materially and adversely affect our ability to service our customers

     Our licenses are subject to renewal upon the expiration of the ten-year period for which they are granted. Although the FCC has routinely renewed wireless licenses in the past, we cannot provide assurance that no challenges will be brought against our licenses in the future. Violations of the Communications Act or the

FCC’s rules could result in license revocations, forfeitures, fines or non-renewal of licenses. We have five cellular licenses that are subject to the renewal process over the next three years. While we believe that each of our cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed. If any of our licenses are forfeited, revoked or not renewed, we would not be able to provide service in that area unless we contract to resell wireless services of another provider or enter into roaming agreements.

Government regulations determine how we operate, which could increase our costs and limit our growth, revenue and strategy plans

     The FCC regulates the licensing, construction, operation, acquisition and sale of our business, and we are subject to laws and regulations of other federal, state and local government bodies. Future changes in regulation or legislation could impose significant additional costs on us, either in the form of direct out of pocket costs or additional compliance obligations, or subject us to sanctions, which may have a material adverse effect on our business. Additionally, Congress’ and the FCC’s continued allocation of additional spectrum for CMRS, which includes cellular and personal communication services and specialized mobile radio, could significantly increase competition.

     The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state public utility commissions (“PUC”) to oversee certain practices by the wireless industry. These practices are generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other areas. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers. They may also petition the FCC to allow it to regulate the rates of CMRS providers. No state has yet petitioned the FCC, but such action by the states in the future cannot be precluded. Several states have also proposed or imposed consumer protection regulations on CMRS providers. For example, the California PUC has proposed extensive consumer protection and privacy regulations for all telecommunications carriers. If adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. The California PUC is also contemplating rules to address other service quality issues, including service repair, service outages and toll operator answering time that could apply to CMRS providers. At the local level, wireless facilities typically are subject to zoning and land use regulation, and may be subject to fees for use of public rights of way. Although local and state governments cannot categorically prohibit the construction of wireless facilities in any community, or take actions that have the effect of prohibiting construction, securing state and local government approvals for new tower sites may become a more difficult and lengthy process. Such regulations, if approved, could expose carriers to increased legal responsibility for state’s varying standards of service quality and may materially impact our operating costs.

     Cellular licensees are subject to certain Federal Aviation Administration (“FAA”) regulations regarding the location, marking/lighting, and construction of towers. Each tower requiring FAA notification also requires tower registration with the FCC. In addition, our facilities may be subject to regulation by the Environmental Protection Agency (“EPA”) and the environmental regulations of the FCC under the National Environmental Policy Act and of certain states and localities. State or local zoning and land use regulations may also apply to our activities.

     The FCC does not presently specify the rates CMRS carriers may charge for their services, nor does it require the filing of tariffs for wireless operations. However, the FCC has the authority to regulate the rates, terms and conditions under which wireless carriers provide service because CMRS carriers are statutorily considered to be common carriers and thus are required to charge just and reasonable rates and are not allowed to engage in unreasonable discrimination. The FCC has adopted rules governing charges for long distance service (e.g., rate integration) and use of customer proprietary network information, but these rules have been vacated by the courts and are now subject to further FCC review. Additionally, the FCC has adopted rules governing billing practices and access to wireless services by the disabled. While none of these existing requirements have a material impact on our operations, there is no assurance that future regulatory changes may not materially impact us. The FCC has determined that the Communications Act does not preempt state damage claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against CMRS providers and the amount of damages awarded by courts.

Concerns about health and safety risks may discourage use of wireless services, result in liability issues and materially adversely affect our business

     Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, and thus decrease demand for wireless products and services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. The FDA has issued guidelines for the use of wireless phones by pacemaker wearers. Safety concerns have also been raised with respect to the use of wireless handsets while driving. Federal, state and local legislation has been proposed in response to these concerns. The FCC’s safety limits for human exposure to radio frequency emissions went into effect September 1, 2000. After September 1, 2000 if any facility, operation or device is found to be non-compliant with radio frequency emissions guidelines, and if any required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed. Several lawsuits have been filed against us, other wireless carriers and other participants in the wireless industry, asserting product liability, breach of warranty, adverse health effects and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. Some of these lawsuits allege other related claims, including negligence, strict liability, conspiracy and the misrepresentation of or failure to disclose these alleged health risks. The complaints seek substantial monetary damages as well as injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay significant awards or settlements.

     Additional studies of health effects of wireless services are ongoing and new studies are anticipated. If such further research establishes any link between the use of handsets and health problems, such as brain cancer, then usage of, and demand for our services may be significantly reduced, and we could be required to pay significant expenses in defending lawsuits and significant awards or settlements, any or all of which could have a material adverse effect on our business, operations and financial condition.

     We may also be subject to potential litigation relating to the use of handsets and wireless data devices while driving. Some studies have indicated that using these devices while driving may impair drivers’ attention. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, New York State and some localities in the United States have passed laws restricting the use of handsets, and similar laws have been enacted in other countries. Additionally, some jurisdictions have passed laws restricting the use of handsets by persons such as school bus drivers and novice drivers. These laws or, if passed, other laws prohibiting or restricting the use of wireless handsets while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our operations and financial condition.

     Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a CMRS carrier such as us and a public safety licensee, such as a “911” emergency operator, or any failure of any such “911” emergency call while using our network.

Control by management may discourage potential acquisitions of our business and may have a depressive effect on the market price for our Class A Common Stock

     Holders of our Class A Common Stock are entitled to one vote per share and holders of our Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock. John W. Stanton and Theresa E. Gillespie, our Chairman and Chief Executive Officer and our Vice Chairman, respectively, are husband and wife and beneficially represent 47.1% of the combined voting power of Common Stock. Such voting control by such holders and certain provisions of Washington law affecting acquisitions and business combinations, which we have incorporated into our articles of incorporation, may discourage certain transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Class A Common Stock might receive a premium for their shares over the then-prevailing market price, and may have a depressive effect on the market price for Class A Common Stock.

WWI operates in certain countries with significant political, social and economic uncertainties which could have a material adverse effect on its operations in these countries

     We operate in countries in Eastern Europe, a republic of the former Soviet Union, Africa, the Caribbean and South America. These countries face significant political, social and/or economic uncertainties which could have a material adverse effect on our operations in these areas. These uncertainties include:

•	possible internal military conflicts and/or civil unrest fueled by economic and social crises in those countries,

•	political instability and bureaucratic infighting between government agencies with unclear and overlapping jurisdictions,

•	pervasive regulatory control of the state over the telecommunications industry, and

•	the failure by government entities to meet their outstanding foreign debt repayment obligations.

     We cannot assure you that the pursuit of economic reforms by the governments of any of these countries will continue or prove to be ultimately effective, especially in the event of a change in leadership, social or political disruption or other circumstances affecting economic, political or social conditions.

WWI encounters enhanced economic, legal and physical risks by operating abroad

     WWI runs a number of risks by investing in foreign countries including:

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks,

•	involuntary changes to the licenses issued by foreign governments,

•	changes in foreign and domestic laws and policies that govern operations of overseas-based companies,

•	amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of our joint ventures and subsidiaries,

•	criminal organizations in certain of the countries in which we operate that could threaten and intimidate our businesses, and

•	high levels of corruption and non-compliance with the law exist in many of the countries in which we operate businesses.

Certain of the government licenses on which WWI depends could be canceled or revoked, impairing the development of WWI’s operations in these countries, and making WWI liable for substantial penalties

     The licensing, construction, operation and ownership of communications systems, and the granting and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in each of the countries in which WWI’s operating companies conduct business. Our failure or inability to renew these licenses may have a material adverse effect on our operations. In Europe, the licenses which allow WWI’s operating companies to provide wireless licenses were initially granted for terms of 15 or 20 years and in some cases there are not explicit provisions in the licenses which allow for renewal. Under the terms of the Ghana license, WWI’s operating company was required to meet certain customer levels and build-out requirements by February 2002. This company was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company and the National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. WWI has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, although there can be no assurance as to what actions the government may take.

WWI’s operating results will be impacted by foreign currency fluctuations

     WWI is exposed to risk from fluctuations in international economic conditions and foreign currency rate fluctuations which could have a material impact on its results of operations and financial condition.

Item 2. PROPERTIES

     In addition to the direct and attributable interests in cellular licenses, paging licenses and other similar assets discussed previously, we lease our principal executive offices located in Bellevue, Washington. Our domestic subsidiaries also lease and own locations for inventory storage, microwave, cell site and switching equipment and local sales and administrative offices. We currently lease our domestic customer call center in Issaquah, Washington and own our domestic call center in Manhattan, Kansas. We consider our domestic owned and leased facilities to be suitable and adequate for business operations.

     Our international operations typically lease their headquarters, customer call centers, warehouses and cell sites and switching equipment sites. We consider our international leased facilities to be suitable and adequate for business operations.

Item 3. LEGAL PROCEEDINGS

     There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company or any of its subsidiaries or affiliates.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our executive officers and key personnel are listed below along with their business experience during the past five years. The business address of all officers of the Company is 3650 131st Avenue SE, Bellevue, Washington 98006. All of these individuals are citizens of the United States. Executive officers of the Company are appointed by the Board of Directors. As Vice President and Controller, Mr. Soley, although not an executive officer, is a key employee and our chief accounting officer. No family relationships exist among any of the executive officers or key personnel of the Company, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

Name	Age	Position

John W. Stanton	47	Chairman, Director and Chief Executive Officer

Donald Guthrie	47	Vice Chairman

Theresa E. Gillespie	50	Vice Chairman and Director

Mikal J. Thomsen	46	President and Director

Eric Hertz	48	Chief Operating Officer

M. Wayne Wisehart	57	Executive Vice President and Chief Financial Officer

Bradley J. Horwitz	47	Executive Vice President and President, Western Wireless International

Gerald J. “Jerry” Baker	56	Senior Vice President

Jeffrey A. Christianson	46	Senior Vice President, General Counsel and Secretary

Thorpe M. “Chip” Kelly, Jr.	40	Senior Vice President

Scott A. Soley	40	Vice President and Controller (Chief Accounting Officer)

     John W. Stanton has been Chairman of the Board, a Director and Chief Executive Officer of the Company and its predecessors since 1992. Mr. Stanton has been Chairman and a Director of T-Mobile USA, formerly VoiceStream Wireless Corporation (“VoiceStream”), a former subsidiary of the Company, since 1994, and was Chief Executive Officer of VoiceStream and T-Mobile USA from February 1998 to March 2003. Mr. Stanton served as a director of McCaw Cellular Communications Corporation (“McCaw Cellular”) from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is a member of the board of directors of Advanced Digital Information Corporation, and Columbia Sportswear, Inc., and a trustee of Whitman College, a private college.

     Donald Guthrie has been Vice Chairman of the Company since November 1995. Mr. Guthrie also served as Chief Financial Officer of the Company from February 1997 to May 1999. Mr. Guthrie served as Vice Chairman of T-Mobile USA, a former subsidiary of the Company, from 1995 through 2002. From 1986 to 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to 1995, he served as Senior Vice President — Finance of LIN Broadcasting.

     Theresa E. Gillespie has been Vice Chairman of the Company since February 2003 and has been Director of the Company since October 2000. Prior to being elected Vice Chairman, Ms. Gillespie served as Executive Vice President of the Company from May 1999 until February 2003, Senior Vice President of the Company from May 1997 until May 1999, and Chief Financial Officer of the Company and one of its predecessors from 1991 to 1997. Ms. Gillespie was Chief Financial Officer of certain entities controlled by Mr. Stanton and Ms. Gillespie since 1988. From 1986 to 1987, Ms. Gillespie was Senior Vice President and Controller of McCaw Cellular. From 1976 to 1986 she was employed by a national public accounting firm.

     Mikal J. Thomsen has been President of the Company since May 1999 and was Chief Operating Officer of the Company and one of its predecessors from 1991 to May 2002. In his capacity as Chief Operating Officer, Mr. Thomsen was responsible for all domestic cellular operations. He has served as Director since October 2000. He was also a director of its predecessor from 1991 until the Company was formed in 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw Cellular, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990.

     Eric Hertz has been Chief Operating Officer for the Company since May 2002. Before joining the Company, Mr. Hertz served as Regional President for the Wireless Digital Broadband division of AT&T Wireless from May 2001 through April 2002. From 1991 through December 2000, Mr. Hertz held various domestic and international positions with BellSouth Corporation, serving as General Manager – Wisconsin and Northern Illinois for BellSouth Cellular from 1991 through 1995; Regional Vice President – Wisconsin and Northern Illinois from 1995 through 1997; President and General Manager – Ecuador for BellSouth International from July 1997 through August 2000; and Regional COO – Central America and Panama from August 2000 through December 2000. From 1989 to 1991, Mr. Hertz was a Regional Manager for McCaw Cellular Communications. Mr. Hertz has worked in the telecommunications industry for 25 years in local and long distance, as well as fixed and mobile wireless.

     M. Wayne Wisehart has been Executive Vice President and Chief Financial Officer for the Company since January 2003. Before joining the Company, Mr. Wisehart served as Chief Financial Officer for iNNERHOST, Inc., a Web hosting services company, from October 2000 through February 2002, and President and CEO for Teledirect International, Inc., a marketing automation software company, from February 1999 through October 2000. From April 1998 through August 1998, Mr. Wisehart served as President and CEO of Price Communications Wireless, Inc. From June 1982 through April 1998, Mr. Wisehart served as Chief Financial Officer for Palmer Communications, Inc. and its subsidiary, Palmer Wireless, Inc., and subsequently for Price Communications Wireless, Inc. after it acquired Palmer Wireless, Inc. in 1997.

     Bradley J. Horwitz has been Executive Vice President of the Company since March 2000, and President of Western Wireless International Holding Corporation (“WWI”), a subsidiary of the Company, since 1995. Mr. Horwitz was Vice President — International of the Company from 1995 to March 2000, and held various positions at McCaw Cellular, serving as Vice President — International Operations from 1992 to 1995, Director — Business Development from 1990 to 1992 and Director of Paging Operations from 1986 to 1990.

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

     Jeffrey A. Christianson has been Senior Vice President and General Counsel of the Company since February 2000 and Corporate Secretary since July 2000. From 1996 to January 2000, Mr. Christianson served as Senior Vice President, Business Development, General Counsel and Corporate Secretary of Wizards of the Coast, Inc., a game and software company. From 1993 to 1996, Mr. Christianson served as General Counsel and Corporate Secretary of Heart Technology, Inc., a medical device company. Mr. Christianson is a member of the board of directors of the Northwest Children’s Fund, a Seattle-based non-profit community foundation.

     Thorpe M. “Chip” Kelly, Jr. has been Senior Vice President for the Company since September 2000. Prior to being elected Senior Vice President, Mr. Kelly served as Vice President of Sales from April 1999 and Executive Director of Sales from 1998. Mr. Kelly has worked with the Company and its predecessors since 1989 in a variety of field and corporate sales management positions.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We commenced our initial public offering on May 22, 1996, at a price to the public of $23.50 per share. Since that date, our Class A Common Stock has been traded on the NASDAQ Stock Market under the symbol WWCA. There currently is no established public trading market for our Class B Common Stock; however, such shares generally convert automatically into shares of Class A Common Stock on a share-for-share basis immediately upon any transfer of the Class B Common Stock. The following table sets forth the quarterly high and low bid quotations for the Class A Common Stock on the NASDAQ Stock Market. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

2001
First quarter	$49.75	$34.56
Second quarter	$46.00	$35.88
Third quarter	$43.06	$28.07
Fourth quarter	$35.00	$23.00
2002
First quarter	$28.84	$6.92
Second quarter	$10.84	$2.42
Third quarter	$4.50	$1.23
Fourth quarter	$7.42	$2.14

     We have never declared or paid dividends on our Common Stock and we do not anticipate paying dividends in the foreseeable future. In addition, certain provisions of the Senior Secured Facilities (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Liquidity and Capital Resources”) and the indentures of our senior notes contain restrictions on our ability to declare and pay dividends on our Common Stock.

     As of March 21, 2003 there were approximately 199 and 45 shareholders of record of our Class A and Class B Common Stock, respectively.

     There were no sales of unregistered securities made by the Company in 2002.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial and operating data for us as of and for each of the five years in the period ended December 31, 2002, which was derived from our consolidated financial statements and notes thereto that have been audited. All of the data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

Consolidated Financial Data(1)

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,186,610	$1,037,959	$834,954	$626,777	$460,567
Operating expenses	(1,135,409)	(1,020,017)	(666,076)	(565,848)	(379,287)
Gain on sale of Latvian joint venture			57,412
Other expense	(151,659)	(180,473)	(162,942)	(110,660)	(95,118)
Minority interests in consolidated subsidiaries	8,408	18,967	2,058	1,610	479

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	(92,050)	(143,564)	65,406	(48,121)	(13,359)
Provision for income taxes	(123,270)
Total discontinued operations	29,639	(5,933)		(100,652)	(210,710)
Cumulative change in accounting principle		(5,580)

Net income (loss)	$(185,681)	$(155,077)	$65,406	$(148,773)	$(224,069)

Share data(2):
Basic income (loss) per share
Continuing operations before cumulative change in accounting principle	$(2.73)	$(1.82)	$0.84	$(0.63)	$(0.17)
Discontinued operations	0.38	(0.08)		(1.31)	(2.78)
Cumulative change in accounting principle		(0.07)

Basic income (loss) per share	$(2.35)	$(1.97)	$0.84	$(1.94)	$(2.95)

Share data(2):
Diluted income (loss) per share
Continuing operations before cumulative change in accounting principle	$(2.73)	$(1.82)	$0.81	$(0.63)	$(0.17)
Discontinued operations	0.38	(0.08)		(1.31)	(2.78)
Cumulative change in accounting principle		(0.07)

Diluted income (loss) per share	$(2.35)	$(1.97)	$0.81	$(1.94)	$(2.95)

Weighted average shares outstanding
Basic	78,955,000	78,625,000	77,899,000	76,775,000	75,863,000

Diluted	78,955,000	78,625,000	80,303,000	76,775,000	75,863,000

Consolidated Balance Sheets Data:
Total assets	$2,398,976	$2,370,420	$1,996,469	$1,352,590	$1,221,300

Total long-term debt, net of current portion	$2,321,955	$2,215,557	$1,926,393	$1,450,000	$1,045,000

Consolidated Cash Flows Provided By (Used In):
Operating activities	$145,860	$72,930	$166,971	$95,712	$66,669
Investing activities	$(304,326)	$(432,869)	$(644,251)	$(467,141)	$(29,678)
Financing activities	$171,726	$381,744	$457,823	$411,972	$(49,921)
Other Data:
EBITDA(3)	$308,870	$230,175	$314,036	$242,165	$155,682
Ending domestic subscribers(4)	1,197,800	1,176,500	1,049,500	834,700	660,400
Ending consolidated international subscribers(5)	741,300	491,100	85,500	N.M	N.M.

(1)	Certain amounts in 2002 and 2001 consolidated financial data have been reclassified to properly reflect the discontinued operations of TAL, our Icelandic subsidiary. Certain amounts in 1999 and 1998 consolidated financial data have been reclassified to properly reflect the discontinued operations of T-Mobile USA, formerly VoiceStream.

(2)	Earnings per share and the number of shares outstanding have been calculated based on the requirements of Statement of Financial Accounting Standards No. 128. For the loss years presented, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

(3)	EBITDA represents total revenues less total operating expenses exclusive of depreciation, amortization, asset dispositions and stock-based compensation for our operations. We believe EBITDA provides meaningful additional information on our performance and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss), as determined in accordance with United States generally accepted accounting principles (“GAAP”), as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures of other companies.

(4)	Domestic subscribers include postpaid and reseller subscribers, and exclude prepaid subscribers.

(5)	International consolidated subscribers include prepaid and postpaid mobile subscribers, and exclude fixed lines.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless the context requires otherwise, “Western Wireless,” “the Company,” “we,” “our” and “us” include us and our subsidiaries.

Overview

     We provide cellular communications services in 19 western states under the CellularONE® (“CellularONE”) and Western Wireless® brand names principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We provide wireless services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). Additionally, we own 10 MHz personal communication services (“PCS”) licenses for three Basic Trading Areas (“BTAs”).

     Historically, we have provided analog service to our customers and had deployed TDMA digital voice channels throughout our network to support our roaming partners. During 2001 we began deploying Code Division Multiple Access (“CDMA”) throughout our network, which allows us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of consumer-based wireless internet-related services. At December 31, 2002, we covered approximately 50% of our licensed population with CDMA digital technology.

     We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). The balance is owned by Bradley Horwitz, Executive Vice President of the Company and President of WWI. WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in nine countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. These six entities are consolidated into our financial results. Operations in Côte d’Ivoire, Croatia and Georgia are accounted for using the equity method. In the fourth quarter of 2002, WWI sold its majority ownership interest in its Icelandic subsidiary and wrote off its investment in Côte d’Ivoire.

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method are presented on a one-quarter lag.

     Revenues consist primarily of subscriber revenues, roamer revenues, fixed-line revenues and equipment sales. The majority of revenues are derived from subscriber revenues. Subscriber revenues include monthly access charges, charges for airtime used in excess of plan minutes, Universal Service Fund (“USF”) subsidy revenues, long distance revenues derived from calls placed by our customers, international prepaid revenues, international interconnect revenues and other charges, such as: activations, voice mail, call waiting and call forwarding.

     Roamer revenues result from providing service to subscribers of other wireless carriers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenues have historically yielded higher average per minute rates and higher margins than subscriber revenues. The per minute rate paid by a roamer is established by an agreement between us and the roamer’s wireless provider.

     Fixed line revenues represent non-wireless revenues mainly from our fixed-line business in Austria.

     “Service revenues” include subscriber, roamer, fixed-line and other revenue. Other revenues consist primarily of revenue related to international long distance and revenue from the licensees of the CellularONE Group name.

     Equipment sales consist of wireless handset and accessory sales to customers. We sell both digital and analog handsets below cost and regard these losses as a cost of building our subscriber base.

     Cost of service consists mainly of the cost of: (i) providing access to local exchange and long distance carrier facilities; (ii) maintaining the wireless network; and (iii) off-network roaming costs.

     Cost of equipment sales consists of the costs related to handset and accessory sales to customers. Cost of equipment sales also includes the cost of handsets related to migrating customers to digital service on a free or discounted basis and the cost of handsets associated with customer retention that occurs with the signing of an extended service agreement.

     General and administrative expenses are principally variable costs. General and administrative costs include administrative costs associated with maintaining subscribers, including: customer service and other centralized support functions. General and administrative expenses also include billing costs, subscriber bad debt, insurance and property taxes.

     Sales and marketing costs include costs associated with acquiring a subscriber, including: direct and indirect sales commissions, salaries, all costs of retail locations and advertising and promotional expenses. Sales and marketing costs do not include the revenue or costs of handset sales. However, when sales and marketing costs per gross addition are discussed, the revenue and costs from handset sales are included because such measure is commonly used in the wireless industry.

     Depreciation and amortization expense primarily includes depreciation expense associated with the property and equipment in service and amortization associated with our international wireless licenses.

     Interest and financing expense includes interest on our consolidated debt. Intercompany interest has been eliminated for consolidation purposes.

     EBITDA represents total revenues less total operating expenses exclusive of depreciation, amortization, asset dispositions and stock-based compensation for our operations. We believe EBITDA provides meaningful additional information on our performance and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss), as determined in accordance with United States generally accepted accounting principles (“GAAP”), as an alternate to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to other similarly titled measures of other companies.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     We have multiple billing cycles all of which span our year-end. This requires management to estimate the amount of subscriber revenue associated with a portion of each bill cycle up to the end of the year. We follow this method since reasonably dependable estimates of the revenue can be made. Actual bill cycle results and related revenue may vary, depending on subscriber usage and rate plan mix, from the results estimated at the end of the year.

     Roamer revenues and incollect cost information is provided to us primarily through a third party centralized clearinghouse. We receive data from a clearinghouse the middle of each month. This requires management to estimate roamer revenue and incollect expense up to the end of the year. Management analyzes the most recently available information from the clearinghouse and historical trends to determine the revenue and expense estimates. We follow this method since reasonably dependable estimates of the roamer revenue and incollect cost can be made. Actual clearinghouse results and the associated roamer revenue and incollect costs may vary, depending on usage, from the results estimated at the end of the year.

     We are invoiced for our access to and usage of local exchange and long distance carrier facilities on multiple billing cycles, which span our year-end. This requires management to estimate the expenses associated with a portion of each bill cycle up to the end of the year. We use this method since reasonably dependable estimates of these costs can be made. Actual local and long distance expenses may vary, depending on customer usage, from those estimated at the end of the year.

     We must make estimates of the collectability of our subscriber accounts receivable. Management analyzes historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates or if actual experience differs from estimates.

     We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider which could trigger an impairment review include significant underperformance relative to anticipated minimum future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

     Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), on January 1, 2002, we ceased amortization of our domestic licenses as we determined that these assets meet the definition of indefinite life intangible assets. The fair value of our domestic licenses was estimated using the discounted present value of expected future cash flows. This assessment is performed by combining our individual domestic licenses as a single unit as they are operated in aggregate in such a manner that represents their highest and best use. In addition, it is unlikely that a significant portion of our individual RSAs or MSAs would be sold on a stand-alone basis. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made by us were based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. Under SFAS No. 142, impairment must be assessed at least annually, or when indications of impairment exist, on our domestic licenses.

     We have investments in consolidated subsidiaries and unconsolidated equity investments that are in foreign countries. These investments are subject to the laws and regulations governing telecommunications services in effect in each of the countries in which they operate. These laws and regulations can have a significant influence on the results of operations and the value of our investment in these affiliates. Laws and regulations are subject to change by the responsible governmental agencies. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. Further, certain of the countries in which we have investments have experienced or may experience political instability. We assess the impact of significant changes in laws, regulations and political stability on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary. In addition, we assess the impairment of our investments whenever major events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. Factors we consider which could trigger an impairment review include significant under performance relative to expected operating results, a significant change in the strategy for our overall business or the impact of future laws and regulations of foreign government agencies.

     Our subsidiary, WWI, has a Stock Appreciation Rights Plan (the “SAR Plan”). Under the SAR Plan, selected key employees and agents of WWI may receive performance units, which are “rights” to receive an amount based upon 7% of the fair market value of WWI. Fair market value is based upon management’s estimates at the time, considering various factors and is approved by the board of WWI. Differences may result in the amount and timing of related SAR Plan expenses if management made different judgments or utilized different estimates.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe that, based on a number of factors, there is uncertainty regarding the realization of our domestic and foreign net operating loss (“NOL”) carryforwards.

     In the ordinary course of business, we are subject to litigation and contingencies. We must use our best judgment and estimates of probable outcomes when determining the impact to us and our financial results. We assess the impact of claims and litigation on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, relating to consolidation of certain entities. First, FIN No. 46 will require identification of our participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We are currently evaluating the impact this statement will have on our future consolidated financial results.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation (under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for us starting with the year ended December 31, 2002. We intend to continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” and will provide the additional SFAS No. 123 disclosures required under SFAS No. 148. The interim disclosure provisions are effective for us starting with the quarter ending March 31, 2003.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 requires the disclosure by the guarantor of certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN No. 45 incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superceded. FIN No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not anticipate the adoption of FIN No. 45 will have a material effect on our financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”), addressing the accounting for cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The provisions of this consensus are applied prospectively and are consistent with our existing accounting policy.

     In October 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses arrangements with multiple deliverables specifying how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement should be allocated among the separate units of accounting. EITF No. 00-21 is applicable to an arrangement in which some, but not all of its deliverables are within the scope of other existing higher-level authoritative literature that does not provide guidance with respect to determining separate units of accounting. EITF No. 00-21 indicates a need for Staff Accounting Bulletin (“SAB”) No 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), to be modified. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement, along with any changes to SAB No. 101, will have on our future consolidated financial results.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, (“Opinion No. 30”). Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. We adopted the provisions of SFAS No. 145 during the second quarter of 2002 and recognized a gain of $1.3 million in other income on the repurchase of approximately $17 million of our 10 1/2% Senior Subordinated Notes due in 2006 and 2007. The extraordinary loss of $12.4 million on early extinguishment of debt in 2000 has been reclassified to other income to conform with SFAS No. 145.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for us beginning January 1, 2003. We do not anticipate that the adoption of SFAS No. 143 will have a material effect on our financial position or results of operations.

Results of Domestic Operations for the Years Ended December 31, 2002, 2001 and 2000

     We had 1,197,800 domestic subscribers at December 31, 2002, a 1.8% increase during 2002. We had 1,176,500 domestic subscribers at December 31, 2001, a 12.1% increase during 2001. We had 1,049,500 domestic subscribers at December 31, 2000, a 25.7% increase in 2000. The net number of domestic subscribers added through system acquisitions was approximately 30,000 in 2000.

     The following table sets forth certain financial data as it relates to our 2002, 2001 and 2000 domestic operations:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenues:
Subscriber revenues	$609,406	$619,214	$548,202
Roamer revenues	228,878	244,538	228,694
Equipment sales	41,937	38,738	30,272
Other revenues	3,483	10,981	5,372

Total revenues	$883,704	$913,471	$812,540

Operating expenses:
Cost of service	$176,584	$193,363	$171,803
Cost of equipment sales	79,162	80,008	43,175
General and administrative	144,666	166,712	151,611
Sales and marketing	115,678	128,378	125,542
Depreciation and amortization	194,003	190,601	120,826
Asset dispositions	21,304
Stock-based compensation	1,328	4,183	9,334

Total operating expenses	$732,725	$763,245	$622,291

EBITDA	$367,614	$345,010	$320,409

Domestic Revenues

     The decrease in subscriber revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in monthly average revenue per subscriber (“ARPU”) partially offset by growth in the average number of subscribers. The increase in subscriber revenues for the year ended December 31, 2001 compared to the same period in 2000 was primarily due to growth in the average number of subscribers partially offset by a decrease in ARPU. ARPU was $42.78 in 2002, a 7.7% decline from $46.36 in 2001, which was a 4.4% decline from $48.49 in 2000. The decline in ARPU in both years was the result of several factors including: (i) the increase in popularity of rate plans that have larger allotments of included minutes; (ii) larger home calling areas; (iii) more rate plans that include long distance at no additional charge; and (iv) an increase in the number of rate plans that share minutes with an existing plan at a lower access rate. We continue to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. New rate plans offered in 2002 have slowed the decline in ARPU and we expect that trend to continue.

     We currently receive federal universal service funding as an Eligible Telecommunications Carrier (“ETC”) for our wireless residential service (“WRS”) customers in a number of states. On September 30, 2002, and again on December 31, 2002, we submitted our requests to receive funding for certain of our traditional mobile services customers that reside in areas in which we are eligible to receive federal universal service funding. We expect to submit similar requests on a quarterly basis throughout 2003 and we believe it is likely that in 2003 we will receive most, if not all, of the requested funding, which could exceed $30 million. However, no long-term assurances can be given that federal universal service funding will continue at the current level or at all.

     The decrease in roamer revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in the rates charged between carriers partially offset by an increase in roaming traffic on our network. The increase in roamer revenues for the year ended December 31, 2001 compared to the same period in 2000 was the result of an increase in roaming traffic on our network, partially offset by a decrease in the rates charged between carriers. All years presented have shown growth in roamer minutes as a result of our strategy to become the roaming partner of choice for other carriers. On June 1, 2001, we signed an extension of our roaming agreement, through June 15, 2002, with AT&T Wireless Services, Inc. (“AT&T Wireless”) our largest roaming partner, at a lower per minute rate than the prior agreement. In March 2002, we extended our existing roaming agreement with AT&T Wireless. The latest extension became effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to the contractual rates that expired June 15, 2002. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Additionally, in April 2002, we signed new roaming agreements with Verizon Wireless Corporation (“Verizon”) and Cingular Wireless (“Cingular”) effective through March and April 2005, respectively. We expect roamer minutes to increase on a year-over-year basis accompanied by a decrease in contractual per minute rates resulting in roamer revenues remaining relatively flat in 2003 compared to 2002.

     In January 2002, AT&T Wireless and Cingular announced a joint venture to build a 1900 MHz GSM system that overlays certain interstate highway portions of our footprint. We believe that this joint venture will not have a material impact on our roamer revenues in 2003.

     Equipment sales have increased over the past two years. The increase for the year ended December 31, 2002 compared to the same period in 2001 was due primarily to an increase in the average revenue per handset sold partially offset by a decrease in the number of handsets sold. The increase in the average revenue per handset was due to an increase in the number of digital, dual-mode and tri-mode handsets sold. For the year ended December 31, 2001 compared to the same period in 2000 the increase was due primarily to an increase in the volume of handsets sold partially offset by a decrease in the average revenue per handset sold. As the cost of digital handsets continues to decline, we expect to pass these savings on to our customers; however, we expect to continue to sell these handsets at higher prices than we historically sold analog handsets.

Domestic Operating Expenses

     The decrease in cost of service for the year ended December 31, 2002 compared to the same period in 2001 was primarily attributable to decreased off-network roaming costs for our customers as a result of lower contractual rates contained in our new roaming agreements with AT&T Wireless, Cingular and Verizon. This decrease was partially offset by increased costs associated with supporting growth in the number of subscriber and roamer MOUs. The increase in cost of service for the year ended December 31, 2001 compared to the same period in 2000 was mainly attributable to the increased costs of maintaining our expanding domestic wireless network to support an increase in network usage by subscribers and roamers. Domestic cost of service per MOU decreased to $0.03 per MOU for 2002 from $0.04 per MOU and $0.06 per MOU for 2001 and 2000, respectively. The decrease in domestic cost of service per MOU during 2002 was due mainly to the decrease in off-network roaming costs discussed above. In addition, for all periods presented, we continue to see the fixed cost components of cost of service increasing at a slower rate than variable costs on a per minute basis. We expect cost of service dollars to increase in future periods as a result of: (i) a growing subscriber base; (ii) the increase in other carriers’ customers roaming on our network; and (iii) the increase in rate plans that include larger home calling areas. Domestic cost of service per MOU is expected to continue to gradually decline as economies of scale continue to be realized.

     Cost of equipment sales decreased for the year ended December 31, 2002 compared to the same period in 2001. The slight decrease was the result of a decrease in the volume of handsets sold offset by an increase in the average per unit cost of handsets sold due to a greater proportion of digital handsets in the overall handsets sold mix. The increase in cost of equipment sales for the year ended December 31, 2001 compared to the same period in 2000, resulted from three main factors: (i) an increase in the number of handsets sold along with an increase in the average cost of handsets sold; (ii) free and discounted handsets associated with the migration of existing customers to our new CDMA technology platform; and (iii) discounted or free handsets associated with the extension of existing service contracts. In 2003, we expect that regulatory and technological requirements, along with demand for feature rich handsets, will increase our per unit cost of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

     The decrease in general and administrative costs for the year ended December 31, 2002 compared to the same period in 2001 was primarily the result of our efforts during 2002 to reduce our operating costs. The increase in general and administrative costs for the year ended December 31, 2001 compared to the same period in 2000 was due mainly to a growth in the subscriber base at our previous cost structure. Our domestic general and administrative monthly cost per average subscriber decreased to $10.15 in 2002 compared to $12.48 in 2001 and $13.41 in 2000. The decrease on a per average subscriber basis in 2002 compared to 2001 was primarily due to our efforts to reduce costs in 2002, as previously discussed. The decrease on a per average subscriber basis from 2001 compared to 2000 was primarily due to cost efficiencies related to a growing subscriber base. We anticipate monthly cost per average subscriber to remain relatively constant in 2003 as compared to 2002.

     The decrease in sales and marketing costs for the year ended December 31, 2002 compared to the same period in 2001, was primarily the result of a decrease in the fixed cost components of sales and marketing partially offset by an increase in variable cost components as we execute our strategy to shift to a more variable cost structure. During 2002, we decreased our number of owned store locations and the headcount associated with running those locations. This has decreased our fixed costs for 2002 compared to 2001 and has shifted more of our sales and marketing emphasis to the agent and indirect channel which typically has a larger variable cost structure. Sales and marketing costs increased slightly from 2000 to 2001. In 2002, sales and marketing cost per gross subscriber added, including the loss on equipment sales, increased to $424 compared to $369 in 2001 and $320 in 2000. The increase in the average cost per gross subscriber addition in 2002 resulted mainly from fixed sales and marketing costs, including costs of retaining existing subscribers, being spread over fewer gross subscriber additions. The increase from 2000 to 2001 was the result of an increase in equipment loss related to offering a greater mix of digital versus analog handsets to new customers. Further, we invested in migrating existing subscribers via free or reduced cost handsets to our new digital network in 2001. The costs of these handsets were included in the cost of equipment sales. Sales and marketing cost per gross subscriber added, including the loss on equipment sales, is expected to decrease in 2003 compared to 2002 as we continue to shift to a more variable cost structure.

     The increase in depreciation and amortization expense for 2002 as compared to 2001 was mainly attributable to the growth of domestic wireless communication system assets partially offset by a decrease in amortization expense associated with the discontinuance of license amortization with the adoption on January 1, 2002 of SFAS No. 142. The increase in depreciation and amortization expense for 2001 as compared to 2000 was mainly attributable to the growth of domestic wireless communication system assets. As we continue to add wireless infrastructure to service our growing domestic subscriber base, we anticipate depreciation and amortization expense to increase in future periods.

     The asset dispositions loss results from recording a $15 million impairment charge related to the exploration of a sale of one of our RSAs and from the implementation of our strategy to dispose of certain minor domestic non-core assets. Early indications of market values for this RSA reflected that future cash flows upon sale would not exceed the carrying value of the license.

Domestic EBITDA

     Domestic EBITDA increased for 2002 compared to 2001 primarily as the result of decreases in operating and selling costs partially offset by decreases in subscriber and roamer revenues. Domestic EBITDA increased for 2001 compared to 2000 due mainly to increased subscriber and roamer revenues and cost efficiencies related to the increased subscriber base partially offset by an increase in loss on equipment sales. Operating margin (domestic EBITDA as a percentage of service revenues) increased to 43.7% in 2002 compared to 39.4% in 2001 and 41.0% in 2000. We expect domestic EBITDA to increase at a moderate pace in 2003.

Results of International Operations for the Years Ended December 31, 2002, 2001 and 2000

     The following discussions include, where meaningful, the results of WWI for the years ended December 31, 2002, 2001 and 2000. Operating revenues and expenses and subscriber information exclude the operations of WWI’s Icelandic business, TAL. The sale of TAL was completed in November 2002. Since TAL represented a component of our business with distinguishable cash flows and operations, it is presented in the accompanying consolidated financial statements as discontinued operations. Our 2001 statements of operations and balance sheet were reclassified accordingly. Our 2000 statement of operations was not reclassified because we did not acquire a controlling interest in TAL until the third quarter of 2000. The consolidated accounts associated with TAL in 2000 are not significant.

     Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Bolivia and Haiti and fixed line service mainly in Austria. We had 741,300 consolidated international subscribers at December 31, 2002, a 51% increase during 2002. We had 491,100 subscribers at December 31, 2001, an increase in excess of 1,000% in 2001. The 2001 increase was primarily due to 268,700 net additions and 187,200 subscribers acquired in the acquisition of tele.ring Telekom Services GmbH (“tele.ring”) at the end of June 2001. As of December 31, 2002 and 2001, approximately 68% and 67%, respectively, of our consolidated international subscribers were prepaid customers. As of December 31, 2002, we had 175,900 fixed lines.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenues:
Subscriber revenues	$201,280	$74,562	$12,989
Roamer revenues	29,057	7,976	543
Fixed line revenues	55,751	29,198	2,351
Equipment sales	11,695	8,200	1,414
Other revenues	5,123	4,552	5,117

Total revenues	$302,906	$124,488	$22,414

Operating expenses:
Cost of service	$184,107	$94,448	$8,433
Cost of equipment sales	39,487	23,344	1,409
General and administrative	72,182	55,798	15,756
Sales and marketing	65,874	65,733	3,189
Depreciation and amortization	46,484	19,325	4,235
Stock-based compensation	(5,450)	(1,876)	10,763

Total operating expenses	$402,684	$256,772	$43,785

EBITDA	$(58,744)	$(114,835)	$(6,373)

International Revenues

     The increase in subscriber revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to an increase in the number of subscribers across all of our markets and the inclusion of twelve months of subscriber revenues generated by tele.ring, which was acquired at the end of June 2001. The increase in subscriber revenues in 2001 from 2000 was mainly due to the inclusion of six months of subscriber revenue generated by tele.ring and the launch of operations in Ireland and Bolivia in February 2001 and November 2000, respectively. Management anticipates continued growth in subscriber revenues as we add international subscribers and focus on growing ARPU in 2003.

     The increase in roamer revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to expanded coverage in key tourist areas in Austria and throughout Ireland along with the inclusion of twelve months of roamer revenue generated by tele.ring. The increase in roamer revenues from 2000 to 2001 was mainly due to the inclusion of roamer revenue generated by tele.ring since its acquisition and the launch of operations in Ireland in February 2001. Management expects roamer revenues to increase in 2003 as WWI expands its European coverage.

     The increase in fixed line revenues in each consecutive year was primarily due to the inclusion of fixed line revenue generated by tele.ring since its acquisition. In 2003, management expects that fixed line revenue will increase slightly.

     Equipment sales increased for the year ended December 31, 2002 compared to the same period in 2001 primarily due to an increase in gross international subscriber additions as a result of the launch of service in Slovenia in December 2001 and the reduction of subsidies offered in the Irish market. The increase in equipment sales for the year ended December 31, 2001 as compared to the same period in 2000 was due mainly to an increase in gross international subscriber additions as a result of the launch of our operations in Ireland in February 2001 and in Bolivia in November 2000. We anticipate modest continued growth in international equipment sales in 2003 primarily as a result of increases in mobile subscriber additions.

International Operating Expenses

     Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administration in the United States.

     None of our international operating markets were consolidated and/or operational for the entire year ended December 31, 2000. Since 2000, our international markets in Ireland, Bolivia and Slovenia became operational and we acquired tele.ring at the end of June 2001. Accordingly, operating expenses increased substantially for the year ended December 31, 2001 compared to the same period in 2000, and comparisons are not meaningful.

     Total cost of service increased for the year ended December 31, 2002 over the same period in 2001. This was due primarily to the acquisition of tele.ring at the end of June 2001 and the launch of our international operations in Slovenia in December 2001. On a per average international subscriber basis, monthly cost of service decreased to $24.90 for the year ended December 31, 2002 from $30.14 for the year ended December 31, 2001. Management expects cost of service dollars to increase in future periods as a result of a growing subscriber base, but continue to decline on a per average international subscriber basis due to increased cost efficiencies. The per international subscriber basis decrease in 2003 is not anticipated to be as significant as the rate decrease from 2001 to 2002.

     Cost of equipment sales increased for the year ended December 31, 2002 over the same period in 2001 primarily due to our acquisition of tele.ring at the end of June 2001 and the launch of operations in Slovenia in December 2001. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     General and administrative expenses increased for the year ended December 31, 2002 over the same period in 2001, primarily due to the acquisition of tele.ring at the end of June 2001 and the launch of our international operations in Slovenia in December 2001, offset by cost reductions in our Austrian operations. General and administrative monthly cost per average international subscriber decreased to $9.76 in 2002 as compared to $17.81 in 2001 due to increased cost efficiencies as a result of the growing subscriber base. Management expects general and administrative dollars to increase on a year-over-year basis in 2003 as a result of a growing subscriber base, but decline on a per international subscriber basis due to increased cost efficiencies. The cost per international subscriber decrease in 2003 is not anticipated to be as significant as the rate decrease from 2001 to 2002.

     Sales and marketing expense excluding equipment subsidies remained relatively consistent on a year-over-year basis. International cost per gross addition including equipment subsidies declined to $179 in 2002 from $232 in 2001 primarily due to reduced sales costs in Austria and Ireland partially offset by higher international consolidated equipment subsidies. Management expects sales and marketing costs to increase in 2003 compared to 2002 due to increased growth in subscriber additions and expects cost per gross add to increase due to slightly higher equipment subsidies.

     Depreciation and amortization expense increased for the year ended December 31, 2002 compared to the same period in 2001 due primarily to network expansion in our European markets. Slovenia was launched in December 2001. As WWI continues to add wireless infrastructure to service its growing international subscriber base, management anticipates depreciation and amortization expense will increase in future periods.

     The decrease in stock-based compensation each year is primarily a result of a revaluation of WWI’s stock appreciation rights (“SARs”) based on current market conditions.

International EBITDA

     International EBITDA for our international consolidated subsidiaries improved for the year ended December 31, 2002 compared to the same period in 2001 due to the inclusion of tele.ring’s results of operations from acquisition in June 2001 and the launch of operations in Bolivia, Ireland and Slovenia in the fourth quarter of 2000, the first quarter of 2001 and the fourth quarter of 2001, respectively. International EBITDA for our international consolidated subsidiaries declined for the year ended December 31, 2001 compared to the same period in 2000 due to the inclusion of tele.ring’s results of operations and the launch of operations in Bolivia and Ireland in the fourth quarter of 2000 and the first quarter of 2001, respectively. We expect international EBITDA to improve throughout 2003 as a result of continued subscriber growth and cost efficiencies in existing markets.

     Because WWI has operations in three countries in Europe in which the functional currency is the euro or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. Such fluctuations have less effect on local operating results, however, because WWI offers service within the countries in which they operate. Management cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

Consolidated Other Income (Expense)

     Interest and financing expense decreased to $156.7 million in 2002 from $161.9 million in 2001. The decrease was due to a reduction in our weighted average interest rate partially offset by an increase in our average long-term debt. Interest and financing expense increased to $161.9 million in 2001 from $152.2 million in 2000. The increase was due to an increase in the average long-term debt partially offset by a decrease in our weighted average interest rate. Long-term debt was incurred primarily to fund our capital expenditures, acquisition of wireless properties and international projects through WWI. The weighted average domestic interest rate paid to third parties was 6.6%, 8.0% and 9.3% in 2002, 2001 and 2000, respectively. The consolidated international weighted average interest rate paid to third parties was 5.8%, 7.6% and 7.6% in 2002, 2001 and 2000, respectively.

     Subsequent to December 31, 2002, we entered into interest rate swaps on our bonds with a notional amount of $296 million (the “Bond Swaps”). The Bond Swaps effectively convert $296 million of our outstanding fixed rate debt at 10 1/2% under the 2006 Notes and the 2007 Notes to variable rate debt. The terms of the Bond Swaps set interest at LIBOR plus 7.45% to 7.75%. In order to maintain compliance under the Credit Facility, we also entered into a three year $300 million notional amount fixed rate collar that limits our interest rate exposure on LIBOR to: between 1.3% and 6.0% for the first year; between 2.0% and 6.0% for the second year; and between 2.85% and 6.0% for the third year.

     In 2000, we recognized a $57.4 million gain related to the sale of WWI’s investment in Baltcom GSM (“Baltcom”) in Latvia. The Company’s proceeds were $66.6 million.

Provision for Income Taxes

     In connection with the adoption of SFAS No. 142, we have incurred a deferred income tax provision of approximately $120.7 million for the year ended December 31, 2002 mainly to increase the valuation allowance related to our NOL carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002 we continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $23.8 million for the year ended December 31, 2002. The continuing deferred income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period. This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on interim cash flows from operating, investing or financing activities. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

     Income tax expense for the year ended December 31, 2002, was comprised of domestic deferred income tax of $120.7 million and foreign taxes currently payable of $2.6 million.

Consolidated Net Income (Loss) from Continuing Operations Before Cumulative Change in Accounting Principle

     The increase in the net loss from continuing operations for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily the result of the domestic provision for income taxes, as discussed above, along with an increase in depreciation and amortization. The increase in depreciation and amortization was primarily in our international operations. These items were offset by improvements in both international and domestic EBITDA, as discussed above. The change from net income from continuing operations in 2000 to net loss from continuing operations in 2001 was the result of several factors, including: (i) the acquisition, launch of operations and consolidation of WWI markets during late 2000 and throughout 2001; (ii) an increase in domestic equipment loss due to increases in the number of handsets sold, in particular, free and discounted handsets associated with the migration of existing customers to our new CDMA technology platform; (iii) an increase in depreciation and amortization expense; and (iv) a $57.4 million gain recorded on the sale of out Latvian joint venture in 2000.

Total Discontinued Operations

     Total discontinued operations for 2002 represented the gain on sale of $23.9 million and net income of $5.7 million from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002. Total discontinued operations for 2001 represents the portion of net loss attributable to TAL. Such amounts were insignificant for 2000. Our proceeds were $28.9 million.

Net Income (Loss)

     The increase in net loss for 2002 as compared to 2001 was primarily the result of the increase in net loss from continuing operations before cumulative change in accounting principle, as discussed above. This was partially offset by income from discontinued operations and the gain on the sale of TAL in November 2002. The change from net income in 2000 to net loss in 2001 was the result of the items discussed above in relation to consolidated net income (loss) from continuing operations before cumulative change in accounting principle, along with the $5.9 million in 2001 loss from discontinued operations of TAL, and the $5.6 million cumulative change in accounting principle related to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Consolidated Net Operating Loss Carryforwards

     We had no domestic tax liability for the current period due to NOL carryforwards from prior years. At December 31, 2002, federal NOL carryforwards amounting to approximately $674 million were available. We also have NOLs related to consolidated subsidiaries in foreign jurisdictions of approximately $251 million, which are reported at foreign statutory rates. The federal NOL carryforwards will expire between 2006 and 2022. We may be limited in our ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and due to changes in shareholdings that occurred during 1999. We believe that, based on a number of factors, there is uncertainty regarding the realization of our NOL carryforwards.

Consolidated Liquidity and Capital Resources

     We have a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of December 31, 2002, $1.8 billion was outstanding under the Credit Facility, which includes $0.7 billion outstanding in revolving loans and $1.1 billion outstanding in term loans. Based on the December 31, 2002 covenant analysis, we had $300 million available to borrow under the revolving loan portion of the Credit Facility. Substantially all the domestic assets of the Company are pledged as collateral for such indebtedness. The terms of the Credit Facility contain certain quarterly covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. Effective March 31, 2003, we must begin making principal payments on the Credit Facility. The amount of required principal payments in 2003 is $106 million based on outstanding borrowings at December 31, 2002. Further, the amount available under the revolving loans decreases each quarter beginning with the quarter ending March 31, 2003. Such reductions decrease borrowing capacity under the revolving loan portion of the Credit Facility by a cumulative amount of $50 million by December 31, 2003.

     We have issued $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2006 (the “2006 Notes”) at par and $200 million principal amount of 10 1/2% Senior Subordinated Notes Due 2007 (the “2007 Notes”) at par. Indebtedness under the 2006 Notes and 2007 Notes matures on June 1, 2006, and February 1, 2007, respectively. The 2006 Notes and 2007 Notes contain certain restrictive covenants which impose limitations on the operations and activities of us and certain of our subsidiaries, including the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and the making of restricted payments, investments and acquisitions. During 2002, we repurchased $13.0 million face value of the 2006 Notes and $4.0 million face value of the 2007 Notes in open market transactions.

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring financing of 250 million euro (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. Under the initial terms of the tele.ring Term Loan, the amount available at inception was approximately 75 million euro increasing quarterly to up to 250 million euro on April 1, 2002. In January 2003, the tele.ring Term Loan was amended. The amendment decreased the aggregate availability to 185 million euro and extended the availability period through June 2004. Under the amended terms of the tele.ring Term Loan, repayment terms were extended, such that all outstanding principal and accrued interest shall be repaid based on predetermined percentages on each of July 1, 2004, 2005, 2006 and in December 2006. At December 31, 2002, tele.ring had drawn approximately $152 million. Subsequent to December 31, 2002, tele.ring drew an additional $16.3 million, leaving 25 million euro undrawn and available under the tele.ring facility. We expect the tele.ring Term Loan, as amended, to sustain tele.ring until it becomes free cash flow positive.

     In April 2002, Vega entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The total amount available under the Slovenian Credit Facility was 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is accrued primarily at EURIBOR plus an applicable margin, ranging from 0.40% to 2.50%, based on Vega’s financial and technical performance. Further, the Slovenian Credit Facility requires Vega to enter into interest rate hedge agreements on a predetermined schedule to manage the interest rate exposure.

     The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under the following circumstances: failure to meet specified network construction milestones, the subsidiary’s insolvency, forfeiture of the licenses, or abandonment of the project. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. Further, WWIC has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for revenue or operating cash flow shortfalls and cash balance deficiencies, if any. In October 2002, certain covenants under the Slovenian Credit Facility were amended for which WWI made an additional equity contribution to Vega of $9.1 million.

     As provided for under the Slovenian Credit Facility, WWI contributed an additional $1.3 million and committed $0.7 million, paid in February 2003, to Vega as a result of Vega’s revenue shortfalls during the year ended December 31, 2002. Based on current operating conditions, Vega believes that it is necessary to amend certain terms and conditions of the Slovenian Credit Facility in 2003 in order to avoid future revenue shortfalls or other covenant breaches, some of which cannot be remedied. In March 2003, WWI met with the lead arranger bank of the Slovenian Credit Facility and believes that an agreement can be reached amending the Slovenian Credit Facility and that no further borrowing will be permitted. We believe no action will be taken to accelerate the loan during the pending negotiations to finalize the amendment. We can offer no assurance that the participating banks will grant an amendment. In the event that Vega breaches one of the covenants that cannot be cured, measured each June 30 and December 31, and does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand. As of December 31, 2002, Vega had drawn $71.4 million under the Slovenian Credit Facility and drew an additional $5.6 million subsequent to year-end.

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“the Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. At December 31, 2002, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. The loan was originally scheduled to mature in its entirety in October 2002. In October 2002, the maturity date of the Bolivian Bridge Loan was extended to March 31, 2003. In January 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“the Bolivian Refinancing”). The final terms of the Bolivian Refinancing are still being negotiated with prospective lenders. We expect, but there can be no assurance that the Bolivian Bridge Loan will be refinanced in the second quarter of 2003. Until the Bolivian Refinancing is finalized, we intend to obtain additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted.

     The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

							There-
	Total	2003	2004	2005	2006	2007	after

			(Dollars in millions)
Domestic	$2,188.4	$106.1	$156.1	$256.1	$518.1	$502.0	$650.0
International	277.8	38.1	6.4	62.0	115.6	15.6	40.1

Total	$2,466.2	$144.2	$162.5	$318.1	$633.7	$517.6	$690.1

     None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI and certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

     Our domestic business plans include capital expenditures during 2003. In 2003, if we attain our subscriber growth projections, we anticipate spending approximately $150 million in capital expenditures for the continued improvements to our domestic network and back office infrastructure.

     For 2003, WWI’s business plans include funding for capital expenditures and operating losses. Current 2003 business plans estimate that WWI entities will spend approximately $80 million for capital expenditures. WWI plans to fund these needs through local foreign borrowings, including the tele.ring Term Loan, the Bolivian Refinancing, and contributions and advances from Western Wireless. It is anticipated that the net contributions and advances from Western Wireless in 2003 will be approximately $30 million to $40 million.

     We believe that domestic operating cash flow and available international loan facilities will be adequate to fund our projected 2003 domestic and international capital expenditures and Credit Facility principal repayments. During 2003, our domestic business plans do not indicate a need to borrow under the Credit Facility, even though borrowing capacity is expected to exist. Future borrowing capacity under the Slovenian Credit Facility is expected to be cancelled. However, if we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility and the 2006 Notes and 2007 Notes may be triggered that would limit the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited or an amendment is not granted to us under the Slovenian Credit Facility, or we are unable to complete the Bolivian Refinancing, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms, if at all.

     On May 3, 1999, we distributed to our shareholders our entire interest in VoiceStream, now T-Mobile USA (the “Spin-off”). Prior to the Spin-off, we had received a ruling from the Internal Revenue Service to the effect that the Spin-off would not result in the recognition of income or gain by us or our shareholders. Notwithstanding the ruling, however, we would recognize a gain as a result of the Spin-off if the Spin-off were part of a “prohibited plan,” that is, a plan or series of related transactions pursuant to which one or more persons acquired, directly or indirectly, 50 percent or more of our or VoiceStream’s stock. Because acquisitions totaling 50 percent or more of VoiceStream’s stock occurred during the four-year period beginning two years before the Spin-off, a rebuttable presumption exists that the Spin-off was part of a prohibited plan. Although the issue is not free from doubt, we believe that the Spin-off was not part of a prohibited plan and that the presumption can be rebutted.

     In conjunction with the Spin-off, VoiceStream agreed to indemnify us on an after-tax basis for any taxes imposed on us if an acquisition of VoiceStream’s stock causes the Spin-off to be part of a prohibited plan. As a result, if the presumption that the Spin-off was part of a prohibited plan is not successfully rebutted, we believe that VoiceStream would be responsible for our resulting tax liability arising from the Spin-off. Even if it is ultimately determined that the Spin-off was part of a prohibited plan, we believe that T-Mobile is capable of funding its resulting indemnity obligation to us.

     Net cash provided by operating activities was $145.9 million for the year ended December 31, 2002. Adjustments to the $185.7 million net loss to reconcile to net cash provided by operating activities included: (i) $244.2 million of depreciation and amortization; (ii) $120.7 million in deferred income taxes; (iii) $21.3 million loss on asset dispositions; (iv) $29.6 million related to the discontinued operations and sale of our Icelandic subsidiary; (v) $8.4 million minority interests in net losses of consolidated subsidiaries; and (vi) $4.2 million equity in net income of unconsolidated affiliates. Net cash provided by operating activities was $72.9 and $167.0 million for the years ended December 31, 2001 and 2000, respectively.

     Net cash used in investing activities was $304.3 million for the year ended December 31, 2002. Investing activities for the year consisted primarily of $300.4 million in purchases of property and equipment, of which $139.8 million was related to WWI. Net cash used in investing activities was $432.9 million and $644.3 million for the years ended December 31, 2001 and 2000, respectively.

     Net cash provided by financing activities was $171.7 million for the year ended December 31, 2002. Financing activities for the year consisted primarily of $222.8 million in additions to long-term debt for the continued expansion of our cellular infrastructure and to fund international consolidated subsidiaries through WWI and $52.0 million in repayment of long-term debt. Net cash provided by financing activities was $381.7 million and $457.8 million for the years ended December 31, 2001 and 2000, respectively.

     In the ordinary course of business, we continue to evaluate business opportunities, joint ventures and other potential business transactions. These opportunities, joint ventures and business transactions may be material, and require us to seek additional sources of funding through the issuance of additional debt and/or additional equity at the parent or subsidiary level. There can be no assurance that such funds will be available to us on acceptable or favorable terms, if at all.

Seasonality

     We, and the wireless communications industry in general, have historically experienced significant subscriber growth during the fourth calendar quarter. Accordingly, during such quarter we experience greater losses on equipment sales and increases in sales and marketing expenses. We have historically experienced highest usage and revenue per subscriber during the summer months. We expect these trends to continue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

     We are exposed to various market financial risks, including changes in interest rates and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

     Our domestic operations have variable rate debt that at December 31, 2002 and 2001 had outstanding balances of $1.8 billion and $1.7 billion, respectively. The fair value of such debt approximates the carrying value at December 31, 2002. Of this variable rate debt, $720 million was hedged using interest rate caps, swaps and collars which fixed interest rates between 4.91% and 7.75% during both years. These caps, swaps and collars expire at various dates between March 2003 and August 2005. Based on our domestic unhedged variable rate obligations outstanding at December 31, 2002 and 2001 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have, respectively, increased or decreased our domestic annual interest expense by approximately $1.6 and $2.4 million, respectively, for such years.

     Our international operations also have variable rate debt that, at December 31, 2002 and 2001, had an outstanding balance of approximately $0.3 billion and $0.1 billion, respectively. The fair value of such debt approximates the carrying value at December 31, 2002. Of this variable rate debt, $40.9 million is hedged at December 31, 2002 using an interest rate swap, which fixes the interest rate at 4.94% through November 2009. Based on WWI’s unhedged variable rate obligations outstanding at December 31, 2002 and 2001 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have, respectively, increased or decreased our international annual interest expense by approximately $0.8 and $0.4 million, respectively, for such years.

     The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

     Currently, 17% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $9.5 million and $10.0 million decrease in loss from continuing operations before provision for income taxes and cumulative change in accounting principle during the years ended December 31, 2002 and 2001, respectively. A change in such loss would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollars.

     At December 31, 2002, our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt of approximately $65.4 million denominated and repayable in euros and our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest of approximately $161.2 million denominated and repayable in euros. A 10% appreciation in the euro as compared to the Slovenia Tolar would have resulted in an approximately $6.3 million increase in loss from continuing operations before provision for income taxes and cumulative change in accounting principle during the year ended December 31, 2002. A change in such loss would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in an approximately $26.0 million increase in debt outstanding at December 31, 2002, and an approximately $9.0 million increase in debt outstanding at December 31, 2001, with an offsetting currency translation adjustment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-27 and the related financial statement schedules are set forth on pages S-1 through S-5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors of the registrant required by this Item is incorporated by reference to the section entitled “Election of Directors and Management Information” in our Proxy Statement for our 2003 annual shareholders meeting to be filed with the United States Securities and Exchange Commission (“Proxy Statement”). The information on executive officers of the registrant called for by this Item is included herein under Part I in the section entitled “Executive Officers of the Registrant”.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A) Financial Statements and Schedule

     The financial statements and schedules that are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

B) Reports on Form 8-K

     A Form 8-K was filed on November 14, 2002, which included as exhibits the certifications of John W. Stanton, Chairman and Chief Executive Officer and Theresa E. Gillespie, Executive Vice President of the Company furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

C) Exhibits

Exhibit
Number	Exhibit Title

3.1(A)	Amended and Restated Articles of Incorporation.

3.2(A)	Bylaws of the Registrant.

4.1(B)	Indenture between Western Wireless Corporation and Harris Trust Company of California, dated May 22, 1996, relating to the 10 1/2% Senior Subordinated Notes Due 2006.

4.2(C)	Indenture between Western Wireless Corporation and Harris Trust Company of California, dated October 24, 1996, relating to the 10 1/2% Senior Subordinated Notes Due 2007.

4.3(D)	Supplemental Indenture dated April 8, 1998, between Western Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2007.

4.4(D)	Supplemental Indenture dated April 8, 1998, between Western Wireless Corporation and Harris Trust Company of California, relating to the 10 1/2% Senior Subordinated Notes Due 2006.

10.1(H)	Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated March 10, 2000.

10.2	Amendment Number 1 to Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. effective January 1, 2001.

10.3(I)	Amended and Restated General Agreement for Purchase of Cellular Systems between Lucent Technologies, Inc. and Western Wireless Corporation dated October 1, 1999.

10.4(F)	License and Services Agreement between Western Wireless Corporation and AMDOCS (UK) Limited dated August 23, 1999.

10.6(L)	Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April 12, 2001.

10.7(A)	Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated May 13, 1996.

10.8(A)	Employment Agreement by and between John W. Stanton and Western Wireless Corporation dated March 12, 1996.

10.9(A)	Employment Agreement by and between Mikal J. Thomsen and Western Wireless Corporation dated March 12, 1996.

10.10(A)	Employment Agreement by and between Theresa E. Gillespie and Western Wireless Corporation dated March 12, 1996.

10.11(E)	Employment Agreement by and between Donald Guthrie and Western Wireless Corporation dated March 12, 1996.

10.12(K)	Employment Agreement by and between Bradley J. Horwitz and Western Wireless Corporation dated March 20, 1996.

10.14(G)	Employment Agreement by and between Jeffrey A. Christianson and Western Wireless Corporation dated December 17, 1999.

10.15(L)	Employment Agreement by and between Gerald J. Baker and Western Wireless Corporation dated January 22, 2001.

10.16(N)	Employment Agreement by and between Eric Hertz and Western Wireless Corporation dated May 7, 2002.

10.17(O)	Employment Agreement by and between M. Wayne Wisehart and Western Wireless Corporation dated January 3, 2003.

10.18(L)	Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.

10.19(K)	Subscription and Put and Call Agreement with respect to Shares of Common Stock of Western Wireless International Corporation between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc., and Bradley J. Horwitz, as amended through second amendment.

10.20(L)	Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.

10.21(L)	Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.

10.22(L)	Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.

Exhibit
Number	Exhibit Title

10.23(N)	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as amended through February 3, 2000.

10.24	Western Wireless Corporation 1996 Employee Stock Purchase Plan, as amended through November 2001.

10.25(C)	Western Wireless Corporation 1997 Executive Restricted Stock Plan.

10.26(J)	Agreement and Plan of Distribution between Western Wireless Corporation and VoiceStream Wireless Corporation dated April 9, 1999.

10.27(H)	Loan Agreement among Western Wireless Corporation, as Borrower, TD Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand Cayman Branches, First Union National Bank, Fleet National Bank, Goldman Sachs Credit Partners LP, Cooperative Centrale-Raiffeisen Boerenleenbank B.A. “Rabobank International”, New York Branch, and Union Bank of California, N.A., as Managing Agents, Skandinaviska Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent, dated as of April 25, 2000.

10.28(P)	Western Wireless International Holding Corporation Amended and Restated 1998 Stock Appreciation Plan.

10.29(M)	Agreement dated May 4, 2001 by and among Mannesmann Eurokom GmbH, EKOM Telecommunications Holding Ag and EHG Einkaufs-und Handels GmbH for the Sale and Purchase of 100% of the Shares in tele.ring Telekom Service GmbH, 100% of the Partnership Interest in tele.ring Telekom Service GmbH & Co KEG and for the Call-Option regarding the Sale and Purchase of 100% of the shares in Mannesmann 3G Mobilfunk GmbH 2.2.

10.30(M)	Term Loan Agreement dated June 29, 2001 by and between tele.ring TeleKom Service GmbH, as Borrower, and EKOM Telecommunications Holding AG, as Lender.

10.31(N)	Letter Agreement dated April 5, 2002 by and among tele.ring Telekom Service GmbH, EHG Einkaufs-und Handels GmbH, Vodafone AG (as universal successor of Mannesmann Eurokom GmbH) and EKOM Telecommunications Holding AG.

10.32(P)	Amendment No. 1 to Term Loan Agreement, dated January 30, 2003 to Term Loan Agreement dated June 29, 2001, by and between tele.ring Telekom GmbH, as Borrower, and EKOM Telecommunications AG, as Lender.

10.33(O)	Amendment No. 1 to the Amended and Restated General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. dated September 17, 2002.

10.34(P)	Facility Agreement dated April 30, 2002 by and between Western Wireless International d.o.o., as Borrower and IKB Deutsche Industrielbank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original Euro Facility Bank and Others.

10.35(P)	First Amendment Agreement relating to the Facility Agreement dated 30 April 2002 by and between Western Wireless International d.o.o., as borrower and IKB Deutsche Industrielbank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and original Euro Facility Bank and Others.

21.1(P)	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

(A)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Commission File No. 333-2432).

(B)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Commission File No. 333-2688).

(C)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4 (Commission File No. 333-14859).

(D)	Incorporated by reference to the exhibit filed with Amendment Number 2 to our Registration Statement on Form S-3 (Commission File No. 333-49555).

(E)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/96.

(F)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/99.

(G)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/99.

(H)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/00.

(I)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/00.

(J)	Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

(K)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/00.

(L)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/01.

(M)	Incorporated by reference to the exhibit filed with our Form 8-K on July 16, 2001.

(N)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/02.

(O)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/02.

(P)	Exhibit filed with our Form 10-K for the year ended 12/31/02.

WESTERN WIRELESS CORPORATION
FORM 10-K
For The Year Ended December 31, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Western Wireless Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss) of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Western Wireless Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules at December 31, 2002 and 2001 and for the years then ended present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements and financial statement schedules of Western Wireless Corporation as of December 31, 2000 and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, before the revisions described in Notes 6 and 2 to the consolidated financial statements, in their report dated February 15, 2001.

     As discussed above, the consolidated financial statements of Western Wireless Corporation as of December 31, 2000, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 6. As described in Note 2, these financial statements have been revised to reclassify the loss on early extinguishment of debt from an extraordinary item to income before extraordinary items as required by Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which was adopted by the Company as of April 1, 2002. We audited the reclassifications described in Note 2 that were applied to revise the 2000 financial statements. In our opinion, the transitional disclosures for 2000 in Note 6 are appropriate and the reclassifications described in Note 2 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

     As described in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for intangible assets as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”.

     As described in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
February 25, 2003

     THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

     As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by us as of January 1, 2002. As described in Note 2, these financial statements have been revised to reclassify the loss on early extinguishment of debt from an extraordinary item to income before extraordinary items as required by Statement of Financial Accounting Standards No. 145, “Recession of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was adopted by us as of April 1, 2002. Arthur Andersen LLP did not participate in the preparation of the reclassification and transitional disclosures and accordingly this report does not extend to those modifications. These modifications were audited by PricewaterhouseCoopers LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Western Wireless Corporation:

     We have audited the accompanying consolidated balance sheet of Western Wireless Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive income (loss) shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of Western Wireless management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by us, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ARTHUR ANDERSEN LLP

Seattle, Washington
February 15, 2001

WESTERN WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$62,429	$45,083
Accounts receivable, net of allowance for doubtful accounts of $22,059 and $20,407, respectively	159,976	147,287
Inventory	24,461	33,793
Marketable securities	10,270	21,016
Prepaid expenses and other current assets	43,078	49,357

Total current assets	300,214	296,536
Property and equipment, net of accumulated depreciation of $739,437 and $521,660, respectively	855,595	822,956
Licensing costs and other intangible assets, net of accumulated amortization of $23,838 and $14,219, respectively	1,163,399	1,176,124
Investments in and advances to unconsolidated affiliates	41,284	32,752
Assets held for sale		29,482
Other assets	38,484	12,570

	$2,398,976	$2,370,420

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$59,363	$80,878
Accrued liabilities and other	185,920	172,735
Construction accounts payable	30,543	93,497
Current portion of long-term debt	144,196	51,723

Total current liabilities	420,022	398,833
Liabilities held for sale		30,240
Long-term debt, net of current portion	2,321,955	2,215,557
Deferred income taxes	120,687

Total liabilities	2,862,664	2,644,630

Minority interests in consolidated subsidiaries	22,749	25,089

Commitments and contingencies (Note 10)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,229,605 and 71,881,603 shares issued and outstanding, respectively, and;
Class B, 6,774,724 and 6,981,072 shares issued and outstanding, respectively	669,072	668,158
Deferred compensation	(39)
Accumulated other comprehensive loss	(26,513)	(24,181)
Deficit	(1,128,957)	(943,276)

Total net capital deficiency	(486,437)	(299,299)

	$2,398,976	$2,370,420

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Dollars in thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Subscriber revenues	$810,686	$693,776	$561,191
Roamer revenues	257,935	252,514	229,237
Fixed line revenues	55,751	29,198	2,351
Equipment sales	53,632	46,938	31,686
Other revenues	8,606	15,533	10,489

Total revenues	1,186,610	1,037,959	834,954

Operating expenses:
Cost of service (exclusive of depreciation included below and stock-based compensation of $0, $151 and $382, respectively)	360,691	287,811	180,236
Cost of equipment sales	118,649	103,352	44,584
General and administrative (exclusive of stock-based compensation of ($4,122), $1,875 and $18,876, respectively)	216,848	222,510	167,367
Sales and marketing (exclusive of stock-based compensation of $0, $281 and $839, respectively)	181,552	194,111	128,731
Depreciation and amortization	240,487	209,926	125,061
Asset dispositions	21,304
Stock-based compensation, net	(4,122)	2,307	20,097

Total operating expenses	1,135,409	1,020,017	666,076

Other income (expense):
Interest and financing expense, net	(156,691)	(161,853)	(152,229)
Equity in net income (loss) of unconsolidated affiliates, net of tax	4,219	(7,772)	658
Gain on sale of Latvian joint venture			57,412
Other, net	813	(10,848)	(11,371)

Total other expense	(151,659)	(180,473)	(105,530)

Minority interests in net loss of consolidated subsidiaries	8,408	18,967	2,058

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	(92,050)	(143,564)	65,406
Provision for income taxes	(123,270)

Income (loss) from continuing operations before cumulative change in accounting principle	(215,320)	(143,564)	65,406
Discontinued operations:
Income (loss) from discontinued operations	5,736	(5,933)
Gain on sale of discontinued operations	23,903

Total discontinued operations	29,639	(5,933)

Income (loss) before cumulative change in accounting principle	(185,681)	(149,497)	65,406
Cumulative change in accounting principle		(5,580)

Net income (loss)	$(185,681)	$(155,077)	$65,406

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$(2.73)	$(1.82)	$0.84
Discontinued operations	0.38	(0.08)
Cumulative change in accounting principle		(0.07)

Basic income (loss) per share	$(2.35)	$(1.97)	$0.84

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$(2.73)	$(1.82)	$0.81
Discontinued operations	0.38	(0.08)
Cumulative change in accounting principle		(0.07)

Diluted income (loss) per share	$(2.35)	$(1.97)	$0.81

Weighted average shares outstanding:
Basic	78,955,000	78,625,000	77,899,000

Diluted	78,955,000	78,625,000	80,303,000

Comprehensive income (loss):
Net income (loss)	$(185,681)	$(155,077)	$65,406
Unrealized gain (loss) on marketable securities:
Reclassification adjustment	223	(1,984)
Unrealized holding gain (loss)	(8,777)	(3,067)	7,108

Net unrealized gain (loss)	(8,554)	(5,051)	7,108

Foreign currency translation	12,078	(1,173)	(12,339)
Unrealized loss on hedges	(5,856)	(8,082)

Total comprehensive income (loss)	$(188,013)	$(169,383)	$60,175

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Common Stock				Accumulated
					Other		Total Net
	Class A	Class B	Paid-in	Deferred	Comprehensive		Capital
	Shares	Shares	Capital	Compensation	Income (Loss)	Deficit	Deficiency

BALANCE AS OF JANUARY 1, 2000	70,431,554	7,177,302	$690,953	$(17,389)	$(4,644)	$(853,605)	$(184,685)
Shares issued:
Upon exercise of stock options	506,180		2,358				2,358
Class B shares exchanged for Class A shares	117,243	(117,243)
Deferred compensation			(2,388)	11,686			9,298
Minority interest contributions			(1,339)				(1,339)
Consideration for net operating losses from VoiceStream Wireless			(24,500)				(24,500)
Foreign currency translation adjustment					(12,339)		(12,339)
Unrealized gain on securities					7,108		7,108
Net income						65,406	65,406

BALANCE AS OF DECEMBER 31, 2000	71,054,977	7,060,059	665,084	(5,703)	(9,875)	(788,199)	(138,693)
Shares issued:
Upon exercise of stock options	747,639		4,596				4,596
Class B shares exchanged for Class A shares	78,987	(78,987)
Deferred compensation			(1,522)	5,703			4,181
Foreign currency translation adjustment					(1,173)		(1,173)
Unrealized loss on hedges					(8,082)		(8,082)
Unrealized loss on securities					(3,067)		(3,067)
Reclassification adjustment on sale of securities					(1,984)		(1,984)
Net loss						(155,077)	(155,077)

BALANCE AS OF DECEMBER 31, 2001	71,881,603	6,981,072	668,158	—	(24,181)	(943,276)	(299,299)
Shares issued:
Upon exercise of stock options	81,654	25,000	797				797
Class B shares exchanged for Class A shares	231,348	(231,348)
Deferred compensation	35,000		117	(39)			78
Foreign currency translation adjustment					12,078		12,078
Unrealized loss on hedges					(5,856)		(5,856)
Unrealized loss on securities					(8,777)		(8,777)
Reclassification adjustment on sale of securities					223		223
Net loss						(185,681)	(185,681)

BALANCE AS OF DECEMBER 31, 2002	72,229,605	6,774,724	$669,072	$(39)	$(26,513)	$(1,128,957)	$(486,437)

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,

	2002	2001	2000

Operating activities:
Net income (loss)	$(185,681)	$(155,077)	$65,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	(5,736)	5,933
Gain on sale of subsidiary and joint venture, respectively	(23,903)		(57,412)
Cumulative change in accounting principle		5,580
(Gain) loss on sale of marketable securities	658	(8,006)
Loss on early extinguishment of debt			12,377
Depreciation and amortization	244,217	214,560	128,204
Deferred income taxes	120,687
Asset dispositions	21,304
Stock-based compensation	(4,122)	2,307	20,061
Equity in net (income) loss of unconsolidated affiliates	(4,219)	7,772	(658)
Minority interests in net loss consolidated subsidiaries	(8,408)	(18,967)	(2,058)
Adjustment of interest rate hedges to fair market value	(546)	18,710
Non-cash interest	7,407	936
Other, net	569	20	804
Changes in operating assets and liabilities, net of effects from consolidating acquired and disposed of interests:
Accounts receivable, net	(6,258)	(15,485)	(25,816)
Inventory	10,794	(9,699)	(5,687)
Prepaid expenses and other current assets	7,349	4,957	10,963
Other assets	19	(16,782)	(1,735)
Accounts payable	(28,034)	23,538	(1,273)
Accrued liabilities	(237)	12,633	23,795

Net cash provided by operating activities	145,860	72,930	166,971

Investing activities:
Purchase of property and equipment	(300,428)	(378,228)	(262,567)
Proceeds from sale of subsidiary and joint venture, respectively	28,897		66,576
Additions to licensing costs and other intangible assets	(15,093)	(33,537)	(32,813)
Proceeds from asset disposition	5,102
Acquisition of wireless properties, net of cash acquired			(371,004)
Proceeds from sale of marketable securities	1,534	26,636
Purchase of marketable securities		(3,896)	(31,402)
Investments in and advances to unconsolidated affiliates	(1,096)	(5,204)	(16,479)
Long-term deposits	(23,242)
Proceeds from (payments to) VoiceStream Wireless		(24,500)	3,438
Purchase of minority interest in Western Wireless International		(14,140)

Net cash used in investing activities	(304,326)	(432,869)	(644,251)

Financing activities:
Additions to long-term debt	222,780	795,895	1,641,738
Repayment of long-term debt	(52,024)	(440,910)	(1,200,000)
Minority interest contributions		22,163	13,727
Other	970	4,596	2,358

Net cash provided by financing activities	171,726	381,744	457,823

Effect of exchange rate changes	4,086
Change in cash and cash equivalents	17,346	21,805	(19,457)
Cash and cash equivalents, beginning of year	45,083	23,278	42,735

Cash and cash equivalents, end of year	$62,429	$45,083	$23,278

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

     Western Wireless Corporation (“Western Wireless,” “the Company,” “we,” “our” and “us”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. We provide cellular operations primarily in rural areas in 19 western states under the CellularONE® and Western Wireless® brand names.

     We own approximately 98% of Western Wireless International Holding Corporation (“WWI”), which, through consolidated subsidiaries and equity investments, is a provider of wireless communications services around the world. Since 1996, WWI has participated in entities that have built and launched fixed and wireless networks in Slovenia, Ireland, Bolivia, Iceland, Ghana, Haiti, Côte d’Ivoire, Croatia, Georgia and Latvia. In November 2002, WWI sold its majority ownership interest in its Icelandic subsidiary, TAL, h.f. On June 29, 2001, we completed the acquisition of tele.ring Telekom Services GmbH (“tele.ring”), a provider of GSM mobile, Internet, and fixed-line services in Austria, from a subsidiary of Vodafone Group Plc. (“Vodafone”). In October 2000, WWI sold its minority interest in Baltcom GSM (“Baltcom”), a Latvian wireless operator.

2. Summary of Significant Accounting Policies:

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2002, we consolidate six of WWI’s operating entities: Slovenia, Austria, Ireland, Bolivia, Ghana and Haiti.

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method are presented on a one-quarter lag. We believe presenting financial information on a one-quarter lag for certain entities is necessary to provide adequate time to convert the results into U.S. generally accepted accounting principles (“GAAP”) and ensure quality and accurate information to the users of our financial statements.

     There have been no intervening events that materially affect the financial position or results of operations presented.

Revenue Recognition:

     Service revenues based on customer usage are recognized at the time the service is provided. Access and special feature service revenues are recognized when earned. Activation fees are deferred over the expected length of customer service. International prepaid service revenue is deferred until airtime is used, at which point revenue is recognized into income. Equipment sales, which primarily consist of handsets, are recognized upon delivery to the customer. We consider the sale of a handset to be a separate earnings process from that of providing access and special feature services.

Cash and Cash Equivalents:

     Cash and cash equivalents generally consist of cash and marketable securities that have original maturity dates at the time of acquisition not exceeding three months. Such investments are stated at cost which approximates fair value.

Inventory:

     Inventory consists primarily of handsets and related accessories. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and market value is determined using replacement cost.

Marketable Securities:

     Marketable securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. Available-for-sale securities are carried at fair value with the unrealized gains (losses) reported as a separate component of comprehensive income (loss).

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

     Domestic licensing costs primarily represent costs incurred to acquire Federal Communications Commission’s (“FCC”) wireless licenses, including cellular licenses principally obtained through acquisitions. Our domestic licensing costs have an indefinite useful life and, beginning January 1, 2002, are no longer amortized.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     International licensing costs primarily represent costs incurred to acquire wireless spectrum in foreign markets and are recorded at cost. Amortization begins with the commencement of service to customers using the straight-line method over the estimated useful lives which include known renewal periods. Estimated useful lives range from 15 to 25 years, depending upon the period of issuance by government regulators.

     Other intangible assets consist primarily of deferred financing costs and trademarks. Trademarks are amortized over their estimated useful lives, typically 10 years. Deferred financing costs are amortized using the effective interest method over the terms of the respective loans.

     We capitalize interest costs associated with the cost of constructing our wireless networks and the cost of acquiring our licenses during the initial construction phase. These costs are amortized over the related assets’ estimated useful lives. For the years ended December 31, 2002 and 2001, we capitalized $2.1 million and $1.5 million of interest costs, respectively.

     It is our policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

     As described in Note 6, we must assess the recoverability of our domestic licenses at least annually. This evaluation is performed on our domestic licensing costs as a single unit. We are required to separate individual licensing costs for the combined operating unit at the time we adopt or consider a plan to dispose of an individual market. During late 2002, we began considering the sale of one of our domestic Rural Service Area (“RSA”) licenses. Early indication of market values for this RSA reflected that future cash flows upon sale would not exceed the carrying value of the license. Accordingly, we recorded an impairment charge of $15 million related to this RSA which is included in asset dispositions in our consolidated statement of operations. General market prices along with the potential sales price of this RSA still support our aggregate license valuation and do not indicate a broader impairment issue.

Advertising Costs:

     We expense advertising costs as incurred. Advertising costs totaled $34.4 million, $39.1 million and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes:

     We file consolidated federal and state income tax returns and our foreign subsidiaries also file separate foreign income tax returns as may be applicable. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded when it is more likely than not that an uncertainty regarding their realizability exists.

Basic and Diluted Income (Loss) Per Share:

     Basic income (loss) per share is calculated using the weighted average number of shares of outstanding common stock during the period. Diluted income (loss) per share is calculated using the weighted average number of shares of outstanding common stock plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the “treasury stock” method. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). With respect to net losses incurred during the years 2002 and 2001, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

Stock-based Compensation Plans:

     We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”).

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), our net income (loss) and basic and diluted income (loss) per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share data)
Net income (loss):
As reported	$(185,681)	$(155,077)	$65,406
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8,226)	(13,278)	(5,538)

Pro forma	$(193,907)	$(168,355)	$59,868

Basic income (loss) per share:
As reported	$(2.35)	$(1.97)	$0.84
Pro forma	$(2.46)	$(2.14)	$0.77
Diluted income (loss) per share:
As reported	$(2.35)	$(1.97)	$0.81
Pro forma	$(2.46)	$(2.14)	$0.75

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2002	2001

Weighted average risk free interest rates	5.0%	5.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	67.0%	64.0%
Expected lives (in years)	7.5	7.5

There were no stock option grants in 2000; therefore, there are no weighted average assumptions for valuation purposes.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Foreign Currency Translation:

     For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical cost. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in comprehensive income (loss).

Fair Value of Financial and Derivative Instruments:

     We enter into interest rate swap, cap and collar agreements to manage interest rate exposure pertaining to long-term debt. We have only limited involvement with these financial instruments, and do not use them for trading purposes. Interest rate swaps and collars are accounted for on an accrual basis, the cost of which is included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements.

     We enter into foreign exchange contracts as needed to hedge certain foreign currency commitments. Gains and losses are recognized currently and are generally offset by gains or losses on the related commitments.

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). We record all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, we designate the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) a hedge of a net investment in a foreign operation (net investment hedge).

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

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     For the years ended December 31, 2002 and 2001, respectively, other expense included a net $0.5 million gain and an $18.7 million loss related to non-qualified cash flow hedges under SFAS No. 133. During the years ended December 31, 2002 and 2001, respectively, other comprehensive income (loss) included a $5.9 million and $8.1 million loss on qualified cash flow hedges.

     The impact of the adoption of SFAS No. 133 was a cumulative change in accounting principle loss of $5.6 million on January 1, 2001.

     Information regarding the fair value of our financial instruments is summarized as follows:

	December 31,

	2002		2001

	Recorded Value	Fair Value	Recorded Value	Fair Value

		(Dollars in thousands)
Current and long-term debt	$2,466,151	$2,381,880	$2,267,280	$2,281,235
Interest rate swap, cap and collar liabilities	38,700	38,700	33,400	33,400

     The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The estimated fair value of long-term debt is based on incremental borrowing rates currently available on loans with similar terms and maturities and upon quoted market prices for the same or similar debt issues. The fair value of interest rate swaps, caps, collars and foreign currency forwards is based upon quoted market prices of comparable contracts. We do not hold or issue any financial instruments for trading purposes.

Supplemental Cash Flow Disclosure:

     Cash paid for interest was $149.8 million in 2002, $154.2 million in 2001 and $144.2 million in 2000.

     The effect of exchange rate changes on cash and cash equivalents was not material for the years ended December 31, 2001 and 2000.

     There were no significant non-cash investing or financing activities for the years ended December 31, 2002 and 2001. Significant non-cash investing and financing activities for 2000 included a reduction to equity and recording a liability for net operating losses (“NOL”) obtained from T-Mobile USA, formerly VoiceStream Wireless, of $24.5 million.

Major Customer:

     Our largest roaming partner, AT&T Wireless Services, Inc. (“AT&T Wireless”), accounted for 15%, 17% and 18% of our total domestic revenues in 2002, 2001 and 2000, respectively. Our current contract with AT&T Wireless remains in effect until June 15, 2006.

Estimates Used In Preparation of Financial Statements:

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Standards:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, relating to consolidation of certain entities. First, FIN No. 46 will require identification of our participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We are currently evaluating the impact this statement will have on our future consolidated financial results.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation (under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for us starting with the year ended December 31, 2002. We intend to continue to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” and will provide the additional SFAS No. 123 disclosures required under SFAS No. 148. The interim disclosure provisions are effective for us starting with the quarter ending March 31, 2003.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 requires the disclosure by the guarantor of certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN No. 45 incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superceded. FIN No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not anticipate the adoption of FIN No. 45 will have a material effect on our financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”), addressing the accounting for cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The provisions of this consensus are applied prospectively and are consistent with our existing accounting policy.

     In October 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses arrangements with multiple deliverables specifying how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement should be allocated among the separate units of accounting. EITF No. 00-21 is applicable to an arrangement in which some, but not all of its deliverables are within the scope of other existing higher-level authoritative literature that does not provide guidance with respect to determining separate units of accounting. EITF No. 00-21 indicates a need for Staff Accounting Bulletin (“SAB”) No 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), to be modified. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement, along with any changes to SAB No. 101, will have on our future consolidated financial results.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, (“Opinion No. 30”). Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. We adopted the provisions of SFAS No. 145 during the second quarter of 2002 and recognized a gain of $1.3 million in other income on the repurchase of approximately $17 million of our 10 1/2% Senior Subordinated Notes due in 2006 and 2007. The extraordinary loss of $12.4 million on early extinguishment of debt in 2000 has been reclassified to other income to conform with SFAS No. 145.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for us beginning January 1, 2003. We do not anticipate that the adoption of SFAS No. 143 will have a material effect on our financial position or results of operations.

3. Marketable Securities:

     Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities is summarized as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Available-for-sale equity securities:
Aggregate fair value	$10,270	$21,016
Historical cost	16,767	18,959

Unrealized holding gain/(loss)	$(6,497)	$2,057

     Our net unrealized holding gain/(loss) is included as an increase/(decrease) to accumulated other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Prepaid Expenses and Other Current Assets:

	December 31,

	2002	2001

	(Dollars in thousands)
Value added taxes receivable	$9,027	$17,725
Prepaid maintenance	9,055
Rent	7,651	5,781
Deferred customer acquisition costs	4,962	2,401
Deposits	5,970	6,423
Other	6,413	17,027

	$43,078	$49,357

5. Property and Equipment:

	December 31,

	2002	2001

	(Dollars in thousands)
Land, buildings and improvements	$37,228	$33,476
Wireless communications systems	1,333,062	1,104,099
Furniture and equipment	135,561	118,292

	1,505,851	1,255,867
Less accumulated depreciation	(739,437)	(521,660)

	766,414	734,207
Construction in progress	89,181	88,749

	$855,595	$822,956

     Depreciation expense was $233.3 million in 2002, $175.3 million in 2001 and $101.8 million in 2000.

6. Licensing Costs and Other Intangible Assets:

     On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. Our domestic FCC licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide cellular communications services. FCC licenses are issued for only a fixed time, generally ten years and such licenses are subject to renewal by the FCC. Renewals of FCC licenses have historically occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our FCC licenses. As a result, our FCC licenses will be treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and will no longer be amortized but rather will be assessed for impairment. We will reevaluate the useful life determination for wireless licenses at regular intervals to determine whether events and circumstances continue to support an indefinite useful life. We began applying the provisions of SFAS No. 142 in the first quarter of 2002, which included assessing our licenses for impairment. This assessment is performed by combining our individual domestic licenses as a single unit and determining their fair value using the discounted present value of expected future cash flows. We consider our domestic licenses to be a single unit as they are operated in aggregate in such a manner that represents their highest and best use. In addition, it is unlikely that a significant portion of our individual RSAs or MSAs would be sold on a stand-alone basis. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made were based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. We completed the assessment for impairment of our indefinite life intangible assets required upon the implementation of SFAS No. 142 and determined that in the aggregate they were not impaired. We have also completed our annual impairment assessment of our indefinite life intangible assets as of August 31, 2002 and determined that in the aggregate they continue to not be impaired. Impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.

     In connection with the adoption of SFAS No. 142, we have incurred a deferred income tax provision of $120.7 million for the year ended December 31, 2002 mainly to increase the valuation allowance related to our net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002, we continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $23.8 million for the year ended December 31, 2002. The additional continuing deferred income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on interim cash flows from operating, investing or financing activities.

	December 31,

	2002	2001

	(Dollars in thousands)
Intangible assets subject to amortization:
International related licensing costs	$94,324	$88,510
Deferred financing costs	30,487	26,675
Trademark and other	14,347	14,448

	139,158	129,633
Accumulated amortization	(23,838)	(14,219)

	115,320	115,414
Intangible assets not subject to amortization:
Domestic licensing costs	1,048,079	1,060,710

	$1,163,399	$1,176,124

     We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, excluding deferred financing costs, for each of the following periods:

(Dollars in thousands)
Aggregate amortization expense:
For the year ended December 31, 2002	$7,483
Expected amortization expense:
For the year ending December 31, 2003	$6,800
For the year ending December 31, 2004	$6,800
For the year ending December 31, 2005	$6,800
For the year ending December 31, 2006	$6,800
For the year ending December 31, 2007	$6,800

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table reconciles our net loss adjusted to exclude amortization expense related to intangible assets, assuming the adoption of SFAS No. 142 had occurred on January 1, 2000:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share data)
Income (loss) from continuing operations before cumulative change in accounting principle	$(215,320)	$(143,564)	$65,406
Add back: license amortization		30,458	22,445

Adjusted income (loss) from continuing operations before cumulative change in accounting principle	(215,320)	(113,106)	87,851
Total discontinued operations	29,639	(5,933)

Income (loss) before cumulative change in accounting principle	(185,681)	(119,039)	87,851
Cumulative change in accounting principle		(5,580)

Adjusted net income (loss)	$(185,681)	$(124,619)	$87,851

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$(2.73)	$(1.82)	$0.84
Add back: license amortization		0.39	0.29

Adjusted continuing operations before cumulative change in accounting principle	(2.73)	(1.43)	1.13
Total discontinued operations	0.38	(0.08)
Cumulative change in accounting principle		(0.07)

Adjusted basic income (loss)	$(2.35)	$(1.58)	$1.13

Diluted net income (loss) per share:
Continuing operations before cumulative change in accounting principle	$(2.73)	$(1.82)	$0.81
Add back: license amortization		0.39	0.28

Adjusted continuing operations before cumulative change in accounting principle	(2.73)	(1.43)	1.09
Total discontinued operations	0.38	(0.08)
Cumulative change in accounting principle		(0.07)

Adjusted diluted income (loss)	$(2.35)	$(1.58)	$1.09

7. Investments In and Advances To Unconsolidated Affiliates:

	December 31,

	2002	2001

	(Dollars in thousands)
Western Wireless International:
Croatia	$31,581	$20,555
Georgia	9,703	7,197
Côte d’Ivoire (Note #10)		5,000

	$41,284	$32,752

     As of December 31, 2002, our beneficial ownership interests in these unconsolidated affiliates ranged from 15% to 40%.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following summarized financial information represents the assets, liabilities and results of operations of our unconsolidated Croatian operating company (“VIP-Net”) for the periods in which our percentage of VIP-Net’s results of operations is deemed to be significant:

	As of December 31,

	2002	2001

	(Dollars in thousands)
Balance sheet data:
Total current assets	$121,600	$67,500
Total non-current assets	$234,600	$196,900
Total current liabilities	$81,200	$77,500
Total non-current liabilities	$163,400	$135,400

	Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Statement of operations data:
Total revenues	$211,700	$212,200
Operating expenses	151,700	168,800

Operating income	60,000	43,400
Other expenses	(20,000)	(8,500)

Net income	$40,000	$34,900

8. Accrued Liabilities and Other:

	December 31,

	2002	2001

	(Dollars in thousands)
Taxes, mainly sales, use and property	$31,677	$28,793
Payroll and benefits	27,747	23,723
Interest expense	23,356	22,484
Interconnect charges	12,310	8,193
Fair market value adjustment of interest rate hedges	38,701	33,391
Stock appreciation rights	4,142	12,486
Licensing costs	6,194	3,422
Unearned revenue	18,760	11,278
Other	23,033	28,965

	$185,920	$172,735

9. Long-Term Debt:

	December 31,

	2002	2001

	(Dollars in thousands)
Credit Facility:
Revolvers	$700,000	$640,000
Term Loans	1,100,000	1,100,000
10 ½% Senior Subordinated Notes Due 2006	187,050	200,000
10 ½% Senior Subordinated Notes Due 2007	196,000	200,000
tele.ring Revolver	151,976	62,351
Slovenian Credit Facility	71,391
Bolivian Bridge Loan	34,700	21,145
Irish Bridge Loan		17,716
Other	25,034	26,068

	2,466,151	2,267,280
Less Current Portion	(144,196)	(51,723)

	$2,321,955	$2,215,557

Credit Facility:

     We have a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $500 million term loan (“Term Loan A”); (ii) a $600 million term loan (“Term Loan B”); and (iii) two $500 million revolving loans (“Revolver A” and “Revolver B”).

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Under the terms of Revolver B and Term Loan A, we are required to make quarterly payments on the outstanding principal balance beginning March 31, 2003. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Under the terms of Term Loan B, we are required to make small quarterly payments on the outstanding principal balance beginning March 31, 2003, with a balloon payment due September 30, 2008. The amount of required principal payments in 2003 is $106 million based on outstanding borrowings at December 31, 2002. Further, the amount available under Revolver A reduces each quarter beginning with the quarter ending March 31, 2003. Such reductions reduce borrowing capacity under the Revolver A portion of the Credit Facility in 2003 by $50 million. Substantially all our domestic assets are pledged as collateral for such indebtedness. The terms of the Credit Facility contain certain quarterly covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. Based on certain covenants, at December 31, 2002, we had approximately $300 million available to borrow under Revolver A. We were in compliance with financial covenants at December 31, 2002.

     Under the Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate or the Eurodollar rate. The applicable margin for Revolver A, Revolver B and Term Loan A is determined quarterly based on the leverage ratio of the Company and ranges from 1.125% to 2.25% for Eurodollar advances and 0.125% to 1.25% for prime rate advances. The applicable margin on Term Loan B is 2.75% for Eurodollar advances. We typically borrow under the Eurodollar rate. The Credit Facility also provides for an annual fee ranging from 0.25% to 0.50% on any undrawn commitment of Revolver A and Revolver B, payable quarterly.

     The Credit Facility requires us to enter into interest rate hedge agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. We had entered into interest rate caps, swaps and collars with a total notional amount of $720 million at both December 31, 2002 and 2001. Generally these instruments have initial terms ranging from three to four years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 6.3% at both December 31, 2002 and 2001.

10 ½% Senior Subordinated Notes Due 2006:

     In May 1996, we issued at par $200 million of 10 1/2% Senior Subordinated Notes that mature on June 1, 2006 (the “2006 Notes”). Interest is payable semi-annually. The 2006 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at redemption prices ranging from 105.25% to 101.75%. During 2002 we repurchased $13.0 million face value of the 2006 Notes in open market transactions. The 2006 Notes contain certain covenants which impose limitations on our operations, including, among other things, limitations on the issuance of other indebtedness, the creation of liens, the sale of assets, issuance of preferred stock of subsidiaries and the making of restricted payments, investments and acquisitions. The 2006 Notes are subordinate in right of payment to the Credit Facility.

10 ½% Senior Subordinated Notes Due 2007:

     In October 1996, we issued at par $200 million of 10 1/2% Senior Subordinated Notes that mature on February 1, 2007 (the “2007 Notes”). Interest is payable semi-annually. The 2007 Notes were issued pari passu to the 2006 Notes. As such, the 2007 Notes may be redeemed at any time at the option of the Company, in whole or from time to time in part, at redemption prices ranging from 105.25% to 101.75%. During 2002, we repurchased $4.0 million face value of the 2007 Notes in open market transactions. The 2007 Notes contain certain restrictive covenants that are consistent with that of the 2006 Notes. The 2007 Notes are subordinate in right of payment to the Credit Facility.

tele.ring Term Loan:

     In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. The aggregate amount available under the initial tele.ring Term Loan at inception was approximately 75 million euro increasing quarterly to up to 250 million euro on April 1, 2002. In January 2003, the tele.ring Term Loan was amended decreasing the aggregate availability to 185 million euro and extending the availability period through June 2004. Under the amended terms of the tele.ring Term Loan, repayment terms were extended, such that, all outstanding principal and accrued interest shall be repaid based on predetermined percentages on each of July 1, 2004, 2005, 2006 and December 2006. Interest is payable at EURIBOR plus an applicable margin of 3.5%. For the year and six months ended December 31, 2002 and 2001, the weighted average interest rate was 6.8% and 7.5%, respectively. Terms of the tele.ring Term Loan incorporate certain restrictions that include, among other things, the transfer of assets from tele.ring to WWI. As of December 31, 2002, there was $152.0 million outstanding under the tele.ring Term Loan and $9.2 million of accrued interest. Subsequent to December 31, 2002, tele.ring drew an additional $16.3 million under the tele.ring Term Loan, leaving tele.ring 25 million euro undrawn and available under the tele.ring facility.

Slovenian Credit Facility:

     In April 2002, Vega entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The total amount available under the Slovenian Credit Facility was 116 million euro. Under the terms of the Slovenian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009. Interest is accrued primarily at EURIBOR plus an applicable margin, ranging from 0.40% to 2.50%, based on Vega’s financial and technical performance. Further, the Slovenian Credit Facility requires Vega to enter into interest rate hedge agreements on a predetermined schedule to manage the interest rate exposure.

     The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility under the following circumstances: failure to meet specified network construction milestones, the subsidiary’s insolvency,

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

forfeiture of the licenses, or abandonment of the project. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. Further, WWIC has made a commitment that is collateralized by cash to contribute up to a maximum of 16 million euro in additional capital to provide for revenue or operating cash flow shortfalls and cash balance deficiencies, if any. In October 2002, certain covenants under the Slovenian Credit Facility were amended for which WWI made an additional equity contribution to Vega of $9.1 million.

     As provided for under the Slovenian Credit Facility, WWI contributed an additional $1.3 million and committed $0.7 million, paid in February 2003, to Vega as a result of Vega’s revenue shortfalls during the year ended December 31, 2002. Based on current operating conditions, Vega believes that it is necessary to amend certain terms and conditions of the Slovenian Credit Facility in 2003 in order to avoid future revenue shortfalls or other covenant breaches, some of which cannot be remedied. WWI is involved in ongoing discussions with the lead arranger bank of the Slovenian Credit Facility. We can offer no assurance that the participating banks will grant an amendment. In the event that Vega breaches one of the covenants that cannot be cured, measured each June 30 and December 31, and does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand. As of December 31, 2002, Vega had drawn $71.4 million under the Slovenian Credit Facility and drew an additional $5.6 million subsequent to year-end. We believe it is unlikely that further borrowings will not be permitted.

Bolivian Bridge Loan:

     Effective October 2000, NuevaTel, S.A. (“NuevaTel”) entered into a two year bridge loan facility agreement (“Bolivian Bridge Loan”) to provide funding for the construction and launch of NuevaTel’s network in Bolivia. As of December 31, 2002 the outstanding amount of the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. Interest is payable at LIBOR plus the applicable margin and the Bolivian Bridge Loan is subject to certain restrictive covenants including capital spending limitations and cash flow requirements. For the years ended December 31, 2002 and 2001, the weighted average interest rate was 4.70% and 6.92%, respectively. Terms of the Bolivian Bridge Loan contain certain restrictions that include, among other things, restrictions on the transfer of assets from NuevaTel to its shareholders. In October 2002, the maturity date of the Bolivian Bridge Loan was extended from October 2002 to March 31, 2003. Minimum net worth, minimum EBITDA and capitalization covenants have also been extended. In January 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (the “Bolivian Refinancing”). The final terms of the Bolivian Refinancing are still being negotiated with prospective lenders. We fully expect, but there can be no assurances, that the Bolivian Bridge Loan will be refinanced in the second quarter of 2003. Until the refinancing can be secured, WWI intends to obtain an extension on the maturity date of the Bolivian Bridge Loan but there can be no assurance that any necessary extensions will be granted.

     WWI and NuevaTel’s other shareholder have severally guaranteed the Bolivian Bridge Loan in proportion to their respective share ownership and shares of NuevaTel stock. The Bolivian Bridge Loan is also collateralized by substantially all of NuevaTel’s assets. At December 31, 2002, the portion of WWI’s guarantee is $24.8 million.

Irish Bridge Loan:

     In April 2001, Meteor Mobile Communications Limited (“Meteor”) entered into a bridge loan facility agreement (the “Irish Bridge Loan”) with two banks to provide funding for the development and operation of Meteor’s network in Ireland. In 2002, the outstanding principal plus interest under the Irish Bridge Loan was repaid.

     The aggregate amounts of principal maturities on total debt outstanding as of December 31, 2002, are as follows:

Year ending December 31,	(Dollars in thousands)
2003	$144,196
2004	162,481
2005	318,031
2006	633,706
2007	517,636
Thereafter	690,101

$2,466,151

     None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI and certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

     The weighted average domestic interest rate paid to third parties was 6.6%, 8.0% and 9.3% in 2002, 2001 and 2000, respectively. The consolidated international weighted average interest rate paid to third parties was 5.8%, 7.6% and 7.6% for the years ended December 31, 2002, 2001 and 2000, respectively.

     Our domestic business plans include capital expenditures during 2003. In 2003, if we attain our subscriber growth projections, we anticipate spending approximately $150 million in capital expenditures for the continued improvements to our domestic network and back office infrastructure.

     For 2003, WWI’s business plans include funding for capital expenditures and operating losses. Current 2003 business plans estimate that WWI entities will spend approximately $80 million for capital expenditures. WWI plans to fund these needs through local foreign borrowings, including the tele.ring Term Loan, the Bolivian Refinancing, and contributions and advances from Western Wireless. It is anticipated that the net contributions and advances from Western Wireless in 2003 will be approximately $30 million to $40 million.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     We believe that domestic operating cash flow and available international loan facilities will be adequate to fund our projected 2003 domestic and international capital expenditures and Credit Facility principal repayments. During 2003, our domestic business plans do not indicate a need to borrow under the Credit Facility, even though borrowing capacity is expected to exist. Future borrowing capacity under the Slovenian Credit Facility has been cancelled. However, if we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility and the 2006 Notes and 2007 Notes may be triggered that would limit the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited or an amendment is not granted to us under the Slovenian Credit Facility, or we are unable to complete the Bolivian Refinancing, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms, if at all.

     Subsequent to December 31, 2002, we entered into interest rate swaps on our bonds with a notional amount of $296 million (the “Bond Swap”). The Bond Swaps effectively convert $296 million of our outstanding fixed rate debt at 10 ½% under the 2006 Notes and the 2007 Notes to variable rate debt. The terms of the Bond Swaps set interest at LIBOR plus 7.45% to 7.75%. In order to maintain compliance under the Credit Facility, we also entered into a three year $300 million notional amount fixed rate collar that limits our interest rate exposure on LIBOR to: between 1.3% and 6.0% for the first year; between 2.0% and 6.0% for the second year; and between 2.85% and 6.0% for the third year.

10. Commitments and Contingencies:

Purchase Commitments:

     We have various purchase commitments for materials, supplies and other items incident to the ordinary course of business which are neither significant individually nor in the aggregate. Such commitments are not at prices in excess of current market value.

Operating Leases:

     Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 2002, are summarized below:

Year ending December 31,	(Dollars in thousands)
2003	$51,622
2004	30,939
2005	23,621
2006	17,698
2007	12,394
Thereafter	94,686

$230,960

     Aggregate rental expense for all operating leases was approximately $51.6 million in 2002, $34.6 million in 2001 and $18.2 million in 2000.

International Contingencies:

Côte d’Ivoire:

     Cora has operated under a provisional operating license since it was formed in 1995. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. On July 6, 2001, the government announced its intention to require Cora and the two other wireless operators in Côte d’Ivoire to each pay a license fee of 40 billion CFA francs, or approximately $53 million, in order to obtain their long-term licenses. WWI believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. However, in February 2002, Cora agreed to an interim payment plan of approximately $0.1 million per month, funded by Cora’s operating cash flows, until Cora is able to obtain additional funding or renegotiates the license fee and terms. Despite the ongoing negotiations, the government issued Cora the long-term license in the second quarter of 2002 and since then Cora has received official confirmation that its interim payment plan has been accepted by the government. As a result of the above events, WWI reassessed the estimated future cash flows related to its investment in Cora and recorded a provision of $10.4 million in 2001 against the carrying value of the investment.

     In September 2002, rebels in opposition to the Ivorian government attempted a coup and gained control of northern sections of the country. Fighting continues and attempts at peace talks have failed, furthering the political instability. While Cora continues to be operational, its fourth quarter revenues and cash flows have been substantially negatively impacted. In October 2002, Cora ceased making its interim payments to the government. As a result of increased political instability and diminished operating cash flows of Cora, WWI again reassessed the estimated future cash flows related to its investment in Cora and recorded an additional $5 million provision, thereby fully writing off its investment in Cora. These provisions are included in equity in net income (loss) of unconsolidated subsidiaries.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ghana:

     Under the terms of the Ghana license, Westel was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been stifled. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. Our net investment in Westel at December 31, 2002 is approximately $5.0 million.

Croatia:

     In December 2002, VIP-Net entered into a Term Loan and Revolving Loan Credit Facility (the “Croatian Credit Facility”) with a consortium of banks, which provides for a secured term loan facility of up to 150 million euro. Under the terms of the Croatian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on December 20, 2003 and ending on June 20, 2008. At December 31, 2002, the USD equivalent outstanding balance was $96 million.

     VIP-Net has granted certain security interests over substantially all of its assets in support of the Croatian Credit Facility. In addition, we, along with our partners, have pledged all of our shares of VIP-Net’s stock as collateral for the Croatian Credit Facility. The Croatian Credit Facility contains certain restriction including, among other things, restrictions on the transfer of assets from VIP-Net to its shareholders.

General:

     Our international investments are subject to the laws and regulations governing telecommunications services in effect in each of the countries in which they operate. These laws and regulations can have a significant influence on our results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the various countries. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. Further, certain of the countries in which we have investments have experienced or may experience political instability. We assess the impact of significant changes in laws, regulations and political stability on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

11. Income Taxes:

     Significant components of deferred income tax assets and liabilities, at their estimated effective tax rate, are as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Domestic federal and state net operating loss carryforwards	$267,993	$209,071
International net operating loss carryforwards	59,957	29,470
Stock-based compensation	13,671	17,679
Other	29,877	10,278

Total deferred tax assets	371,498	266,498
Valuation allowance	(313,576)	(183,293)
Deferred tax liabilities:
Wireless licenses basis difference	(120,687)	(60,400)
Property and equipment basis difference	(38,386)	(22,805)
Other	(19,536)

Total deferred tax liabilities	(178,609)	(83,205)

	$(120,687)	$—

     Income tax expense for the year ended December 31, 2002, is comprised of domestic deferred income tax of $120.7 million and foreign taxes currently payable of $2.6 million.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     A reconciliation of taxes on results of continuing operations at the federal statutory rate to the actual tax provision is as follows:

Year Ended
December 31, 2002

(Dollars in thousands)
Income taxes at federal statutory rate	$(32,218)
Impact of foreign operations	(14,133)
Change in valuation allowance	130,283
State income taxes and other	39,338

Provision for income taxes	$123,270

     For the years ended December 31, 2001 and 2000, we had no provision for income taxes and no taxes currently payable.

     At December 31, 2002, we had available federal NOL carryforwards of approximately $674 million. We also have NOLs related to foreign jurisdictions of approximately $251 million, which are reported at foreign statutory rates. The federal NOL carryforwards will expire between 2006 and 2022. We may be limited in our ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and changes in shareholdings that occurred during 1999.

     We believe that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets, including a history of recurring operating losses. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The valuation allowance increased approximately $130 million in 2002, $67 million in 2001 and $25 million in 2000.

     In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream’s cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time that a subsidiary of Hutchison Telecommunications Limited made an investment in VoiceStream, (“the Hutchison Investment”), VoiceStream paid us $20 million; the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of us. This transaction was accounted for as a return of capital to us. Through operation of tax law we have retained certain of the cumulative tax losses originally transferred to VoiceStream following the Spin-off. Under the tax sharing agreement between the companies, we agreed to pay VoiceStream $24.5 million. This was paid during 2001 and represented the present value of the expected tax benefit of the NOLs retained by us. We have a full valuation allowance against our NOLs.

12. Shareholders’ Equity:

     The authorized capital stock of the Company consists of 300,000,000 shares of Class A Common Stock and Class B Common Stock, no par value, and 50,000,000 shares of preferred stock, no par value (the “Preferred Stock”).

Common Stock:

     The holders of our Class A Common Stock have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Shares of Class B Common Stock generally convert automatically into shares of Class A Common Stock on a share-for-share basis immediately upon any transfer of the Class B Common Stock other than a transfer from an original holder of Class B Common Stock to certain affiliates of such holder.

Preferred Stock:

     We are authorized to issue 50,000,000 shares of Preferred Stock, which may be issued from time to time in one or more classes or series or both upon authorization by our Board of Directors.

     We have no current plans to issue any Preferred Stock.

Stock Issuances:

     We issued 106,654, 747,639 and 506,180 shares of our Common Stock in 2002, 2001 and 2000, respectively, as a result of employee stock option exercises.

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

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million of stock option compensation, net of cancellations, through December 31, 2001. As of December 31, 2001, the Company has fully recognized the stock option compensation associated with these options.

13. Income (Loss) per Common Share:

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share – “basic” and “diluted”. Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the “treasury stock” method.

     Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those years presented with net losses, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were 141,000, 1,794,000 and 9,000 for the years ended December 31, 2002, 2001 and 2000, respectively, because they were antidilutive.

     The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share data)
Numerator:
Income (loss) from continuing operations before cumulative change in accounting principle	$(215,320)	$(143,564)	$65,406
Total discontinued operations	29,639	(5,933)
Cumulative change in accounting principle		(5,580)

Net income (loss)	$(185,681)	$(155,077)	$65,406

Denominator:
Weighted average shares:
Basic	78,955,000	78,625,000	77,899,000
Effect of dilutive securities:
Dilutive options			2,404,000
Weighted average shares:

Diluted	78,955,000	78,625,000	80,303,000

Basic income (loss) per share:
Continuing operations	$(2.73)	$(1.82)	$0.84
Discontinued operations	0.38	(0.08)
Cumulative change in accounting principle		(0.07)

Basic income (loss) per share	$(2.35)	$(1.97)	$0.84

Diluted income (loss) per share:
Continuing operations	$(2.73)	$(1.82)	$0.81
Discontinued operations	0.38	(0.08)
Cumulative change in accounting principle		(0.07)

Diluted income (loss) per share	$(2.35)	$(1.97)	$0.81

14. Stock-based Compensation Plans:

     The 1994 Management Incentive Stock Option Plan (the “MISOP”) as amended, provides for the issuance of up to 10,100,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP. Typically the vesting period is four years with a maximum term of ten years.

     The 1997 Employee Stock Purchase Plan (the “ESPP”) provides for the issuance of up to 1,000,000 shares of Class A Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the ESPP require that an employee must have been employed by us or our subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the ESPP, not to exceed the Internal Revenue Service contribution limit each calendar year. Shares are offered under this ESPP at 85% of market value at each offer date. Participants are fully vested at all times.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options granted, exercised and canceled under the above MISOP are summarized as follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
	Shares	average Price	Shares	average Price	Shares	average Price

	(In thousands, except pricing information)
Outstanding, beginning of period	2,960	$15.06	3,065	$7.64	3,642	$7.32
Options granted	806	$16.61	675	$39.19
Options exercised	(107)	$6.58	(748)	$6.57	(506)	$5.26
Options canceled	(368)	$19.71	(32)	$10.24	(71)	$8.25

Outstanding, end of the period	3,291	$15.20	2,960	$15.06	3,065	$7.64

Exercisable, end of period	2,155	$12.44	1,815	$9.69	1,991	$6.56

     The weighted average fair value of stock options granted was $9.96 in 2002 and $28.67 in 2001. There were no stock options granted in 2000.

     The following table summarizes information about fixed price stock options outstanding at December 31, 2002:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Life	Price	Exercisable	Price

			(In thousands, except pricing information)
$0.53	-	$7.66	1,314	5 years	$5.87	808	$5.52
$8.13	-	$9.95	929	5 years	$8.84	838	$8.72
$9.95	-	$39.19	1,048	8 years	$32.53	509	$29.54

$0.53	-	$39.19	3,291	6 years	$15.20	2,155	$12.44

     In September 1998, WWI’s Board of Directors approved the 1998 Stock Appreciation Rights (“SAR”) Plan (the “SAR Plan”), effective January 1, 1998. Under the SAR Plan, as amended, selected key employees and agents of WWI may receive performance units, which are “rights” to receive an amount based upon 7% of the fair market value of WWI. Fair value is based upon Management’s estimates at the time, considering various factors and is approved by WWI’s Board of Directors. Effective July 1, 2002, WWI’s Board of Directors approved an amendment to the SAR Plan, providing for quarterly valuations and establishing a quarterly 21-day exercise window. Such rights do not represent an equity interest in WWI, only a right to compensation under the terms of the SAR Plan.

     The SAR Plan, as amended, authorizes a maximum of 28,000 rights and authorizes the SAR Plan administrator to determine, among other things, the grant of SARs, the price of the grant and vesting provisions. Granted SARs generally vest over a four-year period and provide for a cash payout in a lump-sum distribution or installments over a period not to exceed three years. As of December 31, 2002 and 2001, there were 17,788 and 20,413 rights outstanding under the SAR Plan, respectively.

     In connection with a revaluation of the SARs based on current market conditions, WWI recorded a reversal of compensation expense of $5.5 million and $1.9 million in 2002 and 2001, respectively. We recorded compensation expense of $10.8 million in 2000. During 2002 and 2001, 1,394 and 4,600 vested SARs, respectively, were exercised. As a result, WWI paid $0.3 million in 2001, $2.8 million in 2002 and $2.8 million in January 2003.

15. Acquisitions, Dispositions and Discontinued Operations:

Domestic Asset Dispositions:

     In 2002, we have implemented our domestic strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge of approximately $7.6 million related to the disposition of certain of our paging assets. We also sold certain Specialized Mobile Radio and Competitive Local Exchange Carrier assets and recognized a gain of approximately $1.3 million in 2002.

Iceland Disposition:

     In November 2002, WWI sold its majority ownership interest in its Icelandic subsidiary, TAL h.f. (“TAL”), for $28.9 million in cash, which included repayment of a loan to WWI. This transaction resulted in a gain on the sale of $23.9 million. The buyer assumed the obligation to refinance or repay the remaining principal and interest outstanding under the Icelandic credit facility. Since TAL represented a component of our business with distinguishable cash flows and operations, it is presented in the accompanying consolidated financial statements as discontinued operations. Our 2001 statement of operations and balance sheet were reclassified accordingly. Our 2000 statement of operations was not reclassified because we did not acquire a controlling interest in TAL until the third quarter of 2000. The consolidated amounts associated with TAL in 2000 are not significant. For 2002 and 2001, $23.7 and $35.4 million, respectively, of TAL revenue is reported in

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

discontinued operations. In addition, $5.7 million and ($5.9) million of pretax income (loss) for TAL is reflected in discontinued operations for 2002 and 2001, respectively. TAL was part of our international segment.

Latvian Disposition:

     In October 2000, WWI sold its minority interest in Baltcom, a Latvian cellular operator. WWI’s portion of the proceeds was $66.6 million resulting in a gain of $57.4 million.

North Dakota 3 Acquisition:

     In June 2002, we were notified that we were the successful bidder for the North Dakota 3 RSA license by the FCC for approximately $9.4 million. The purchase of the license was completed in September 2002. The North Dakota 3 RSA was accounted as an asset acquisition. The entire purchase price was recorded to licensing costs.

Austrian UMTS Acquisition:

     In April 2002, an indirect wholly owned subsidiary of WWI, exercised its option to acquire 100% of the stock of EKOM 3G Mobilfunk GmbH (“EKOM 3G”), formerly known as Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license for assumption of $0.5 million of liabilities. The acquired entity currently has no ongoing operations.

     In connection with exercising its option to acquire EKOM 3G, WWI has agreed with Vodafone that if prior to tele.ring’s completion of the build out of 25% of the UMTS system (as defined by the UMTS license agreement), WWI were to either: (i) return the UMTS license to the Austrian regulatory authority and as a result received a refund of all or a portion of the license fee; or (ii) tele.ring sold or disposed of all of the shares or assets of EKOM 3G, which sale included the UMTS license, and the sale or disposal is not combined with the sale of other significant non-Austrian based businesses or assets controlled by WWI, WWI would share any net refund or net sales proceeds with Vodafone, 60% to Vodafone and 40% to tele.ring.

Cellular One Group Acquisition:

     In July 2001, we completed the acquisition of Southwestern Bell Mobile Systems’ ownership interest in Cellular One Group, which owns, licenses and promotes the Cellular One brand and related trademarks, services marks and designs. The purchase price was approximately $9 million allocated to trademarks. Southwestern Bell now conducts business as Cingular Wireless, LLC. As a result of this transaction, we now own 100% of the Cellular One Group.

tele.ring Acquisition:

     On June 29, 2001, we completed the acquisition of tele.ring (defined below), a provider of GSM mobile, Internet, and fixed line services in Austria, from a subsidiary of Vodafone Group Plc (“Vodafone”) as described below.

     The acquisition was accomplished pursuant to the terms of an agreement dated May 4, 2001, among Mannesmann Eurokom GmbH (“MEU”), an indirect wholly-owned subsidiary of Vodafone, EKOM Telecommunications Holding AG, a wholly-owned subsidiary of MEU, and EHG Einkaufs und Handels GmbH (“EHG”), an indirect wholly-owned subsidiary of WWI. In accordance with the agreement, EHG acquired for ten euros 100% of the stock of tele.ring Telekom Service GmbH (“tele.ring GmbH”) and 100% of the partnership interests in tele.ring Telekom Service GmbH Co KEG (“tele.ring KEG”; tele.ring GmbH and tele.ring KEG are herein collectively referred to as “tele.ring”). EHG was also granted the option to acquire for one euro and assumption of up to $0.5 million of liabilities 100% of the stock of EKOM 3G, holder of an Austrian UMTS license. After repayment of existing tele.ring debt (which was all intra-company debt due to Vodafone), tele.ring’s balance sheet had a net working capital position of approximately zero as of the closing of the acquisition.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following unaudited pro forma condensed combined financial information combines the historical statements of operations of the Company for the years ended December 31, 2001 and 2000 and assumes the acquisition was effected on January 1 of each year presented. The accounting policies of the Company and tele.ring differ as a result of differences between U.S. GAAP and Austrian GAAP; tele.ring’s historical financial data has been adjusted to conform to U.S. GAAP. Further, certain reclassifications have been made to tele.ring’s historical presentation to conform to our presentation. These reclassifications do not materially impact tele.ring’s results of operations or financial position for the periods presented.

	Year Ended December 31,

	2001		2000

		Western		Western
		Wireless		Wireless
		Corporation		Corporation
		and tele.ring		and tele.ring
	As Reported	Pro forma	As Reported	Pro forma

	(Dollars in thousands, except per share data)
Total revenues	$1,037,959	$1,101,904	$834,954	$905,546
Income (loss) from continuing operations before cumulative change in accounting principle	$(143,564)	$(222,412)	$65,406	$(109,851)
Net income (loss)	$(155,077)	$(233,925)	$65,406	$(122,228)
Basic income (loss) per share	$(1.97)	$(2.98)	$0.84	$(1.57)
Diluted income (loss) per share	$(1.97)	$(2.98)	$0.81	$(1.57)
Weighted average shares outstanding:
Basic	78,625,000	78,625,000	77,899,000	77,899,000
Diluted	78,625,000	78,625,000	80,303,000	77,899,000

Other Acquisitions:

     In November 2000, we completed the purchase of the Arizona 4 and California 7 RSAs for approximately $202 million. These acquisitions were accounted for as an asset acquisition. Essentially the entire purchase price was recorded to licensing costs.

     In July 2000, we completed the purchase of the Oklahoma 4 RSA for approximately $60 million. This acquisition was accounted for as an asset acquisition. Essentially the entire purchase price was recorded to licensing costs.

     In May 2000, we completed the purchases of the Arizona 6 RSA for approximately $46 million, and the Wyoming 1 RSA for approximately $20 million. These acquisitions were accounted for as an asset acquisition. Essentially the entire purchase price was recorded to licensing costs.

     In January 2000, we completed the purchase of the Utah 5 RSA for approximately $25 million in cash and $5 million in seller subordinate debt. This acquisition was accounted for as an asset acquisition. Essentially the entire purchase price was recorded to licensing costs.

     In January 2000, we completed an acquisition of a 40% interest in Comstar Cellular (“Comstar”), a GSM cellular operator in Côte d’Ivoire for $3 million.

16. Selected Quarterly Consolidated Financial Information (unaudited):

     As discussed in Note 6, we adopted SFAS No. 142 on January 1, 2002 and prospectively ceased amortizing our domestic licensing cost. In connection with the adoption of SFAS No. 142, our full year financial statements include a deferred income tax provision of $120.7 million. We recently completed a comprehensive analysis of the differences between the book and tax basis of our domestic licensing costs and determined that the deferred income tax provision reported during the first quarter of 2002 associated with the adoption of SFAS No. 142 should be increased because of newly identified basis differences. The reported deferred income tax provisions in the second and third quarters of 2002 should be decreased as a result of these matters. The impact of these adjustments on our quarterly financial results are set forth on the schedule below. The impact to our interim balance sheets for 2002 was an increase in our deficit and our deferred taxes aggregating approximately $21 million through the first three quarters of 2002. Because these adjustments relate to our deferred income tax provision there is no impact on interim cash flows from operations, investing or financing activities. Deferred taxes represent a non-cash charge and are not currently paid or payable.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Selected quarterly consolidated financial information for the years ended December 31, 2002 and 2001 is as follows:

						Loss From
						Continuing Operations
						Before
			Loss	Provision for		Cumulative Change
		Operating	Before	Income Taxes		in Accounting Principle
	Total	Income	Provision for
Quarter Ended	Revenues	(Loss)	Income Taxes	Quarter	Year-to-Date	Quarter	Year-to-Date

	(Dollars in thousands, except per share data)
March 31, 2002, as reported(1)	$284,426	$11,783	$(18,177)	$(79,287)	$(79,287)	$(97,464)	$(97,464)
March 31, 2002, as recalculated	N/A	N/A	N/A	$(103,933)	$(103,933)	$(122,110)	$(122,110)
June 30, 2002, as reported(1)	$290,849	$13,213	$(24,887)	$(7,433)	$(86,720)	$(32,320)	$(129,784)
June 30, 2002, as recalculated	N/A	N/A	N/A	$(5,055)	$(108,988)	$(29,942)	$(152,052)
September 30, 2002, as reported(1)	$306,307	$30,850	$(9,094)	$(8,203)	$(94,923)	$(17,297)	$(147,081)
September 30, 2002, as recalculated	N/A	N/A	N/A	$(7,010)	$(115,998)	$(16,104)	$(168,156)
December 31, 2002, as reported(1)	$305,028	$(4,645)	$(39,892)	$(7,272)	$(123,270)	$(47,164)	$(215,320)
March 31, 2001(1)	$229,150	$24,201	$(15,493)			$(15,493)	$(15,493)
June 30, 2001(1)	$245,353	$22,051	$(11,405)			$(11,405)	$(26,898)
September 30, 2001(1)	$283,178	$(14,078)	$(65,133)			$(65,133)	$(92,031)
December 31, 2001(1)	$280,278	$(14,232)	$(51,533)			$(51,533)	$(143,564)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Basic and Diluted
			Loss Per Share
			From
			Continuing Operations
			Before
			Cumulative Change		Basic and Diluted
	Net Loss		in Accounting Principle		Net Loss Per Share

Quarter Ended	Quarter	Year-to-Date	Quarter	Year-to-Date	Quarter	Year-to-Date

	(Dollars in thousands, except per share data)
March 31, 2002, as reported(1)	$(96,002)	$(96,002)	$(1.24)	$(1.24)	$(1.22)	$(1.22)
March 31, 2002, as recalculated	$(120,648)	$(120,648)	$(1.55)	$(1.55)	$(1.53)	$(1.53)
June 30, 2002, as reported(1)	$(29,755)	$(125,757)	$(0.41)	$(1.64)	$(0.38)	$(1.59)
June 30, 2002, as recalculated	$(27,377)	$(148,025)	$(0.38)	$(1.93)	$(0.35)	$(1.86)
September 30, 2002, as reported(1)	$(15,916)	$(141,673)	$(0.22)	$(1.86)	$(0.20)	$(1.79)
September 30, 2002, as recalculated	$(14,723)	$(162,748)	$(0.20)	$(2.13)	$(0.19)	$(2.06)
December 31, 2002, as reported(1)	$(22,933)	$(185,681)	$(0.60)	$(2.73)	$(0.29)	$(2.35)
March 31, 2001(1)	$(22,884)	$(22,884)	$(0.20)	$(0.20)	$(0.29)	$(0.29)
June 30, 2001(1)	$(14,027)	$(36,911)	$(0.15)	$(0.34)	$(0.18)	$(0.47)
September 30, 2001(1)	$(66,758)	$(103,669)	$(0.83)	$(1.17)	$(0.85)	$(1.32)
December 31, 2001(1)	$(51,408)	$(155,077)	$(0.65)	$(1.82)	$(0.65)	$(1.97)

(1)	As reported amounts exclude the effects of TAL, our Icelandic subsidiary. TAL was sold by us in the fourth quarter of 2002 and has been reported as discontinued operations for all periods presented.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Information:

     Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. We mainly provide cellular services in rural markets in the western United States. Our international operations consist of consolidated subsidiaries and operating entities around the world. Certain centralized back office costs and assets benefit all of our operations. These costs are allocated to both segments in a manner which reflects the relative time devoted to each of the segments.

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Year Ended December 31, 2002
Total revenues	$883,704	$302,906	$1,186,610
Depreciation and amortization expense	194,003	46,484	240,487
Asset dispositions	21,304		21,304
Stock-based compensation, net	1,328	(5,450)	(4,122)
Provision for income taxes	120,687	2,583	123,270
Interest and financing expense, net	110,080	46,611	156,691
Equity in net income (loss) of unconsolidated affiliates	(678)	4,897	4,219
Total assets	1,798,758	600,218	2,398,976
Total capital expenditures	160,676	139,752	300,428
Year Ended December 31, 2001
Total revenues	$913,471	$124,488	$1,037,959
Depreciation and amortization expense	190,601	19,325	209,926
Stock-based compensation, net	4,183	(1,876)	2,307
Interest and financing expense, net	138,384	23,469	161,853
Equity in net income (loss) of unconsolidated affiliates	1,550	(9,322)	(7,772)
Total assets	1,857,743	512,677	2,370,420
Total capital expenditures	261,431	116,797	378,228
Year Ended December 31, 2000
Total revenues	$812,540	$22,414	$834,954
Depreciation and amortization expense	120,826	4,235	125,061
Stock-based compensation	9,334	10,763	20,097
Interest and financing expense, net	141,182	11,047	152,229
Equity in net income of unconsolidated affiliates	623	35	658
Total assets	1,759,255	237,214	1,996,469
Total capital expenditures	207,939	54,628	262,567

18. Related Party Transactions:

     During 2002 and 2001, tele.ring earned interconnect and roaming revenues of $28.4 million and $13.4 million, respectively, and incurred roaming and interconnect expenses of $49.2 million and $26.3 million, respectively, with an organization affiliated with WWI. As of December 31, 2002, a payable of $4.6 million was included in current liabilities and a receivable of $2.7 was included in accounts receivable. At December 31, 2001, a payable of $7.9 million was included in current liabilities and a receivable of $2.9 million was included in accounts receivable.

     In the fourth quarter of 2001, WWI’s Austrian subsidiary sold at fair market value 0.5% of its share capital to an officer of the same subsidiary. Under this agreement the officer has the right to put the shares to the subsidiary, and the subsidiary has the right to call the shares, on certain dates and at certain prices at fair value depending on the time period.

     In April 2001, Bradley J. Horwitz, Executive Vice President of the Company and President of WWI exercised a fair value put agreement exchanging a 2.02% interest in WWI for approximately $14.1 million. Mr. Horwitz still holds the right to put his remaining interest in WWI to us at fair value. We now own approximately 98% of the outstanding shares of WWI.

     In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream’s cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into at the time of the Hutchison Investment, VoiceStream paid us $20 million; the amount representative of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of us. This transaction was accounted for as a return of capital to us. Through operation of tax law, we have retained certain of the cumulative tax losses originally transferred to VoiceStream following the Spin-off. Under the tax sharing agreement between the companies, we agreed to pay VoiceStream $24.5 million. This was paid during 2001. This amount represented the present value of the expected tax benefit of the NOLs retained by us. We have a full valuation allowance against our NOLs.

WESTERN WIRELESS CORPORATION
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
COMBINED BALANCE SHEETS
(Parent Company Only)
(Dollars in thousands)

	As of December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$34,005	$7,564
Accounts receivable, net of allowance for doubtful accounts of $12,957 and $13,742, respectively	105,263	107,672
Inventory	12,223	23,052
Prepaid expenses and other current assets	8,901	11,544

Total current assets	160,392	149,832
Property and equipment, net of accumulated depreciation of $676,600 and $502,525, respectively	543,170	583,102
Licensing costs and other intangible assets, net of accumulated amortization of $14,473 and $10,112, respectively	1,076,992	1,093,275
Investments in and advances to unconsolidated affiliates	191,559	179,583
Other assets	285

	$1,972,398	$2,005,792

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$9,556	$14,027
Accrued liabilities	130,586	130,387
Construction accounts payable	6,583	15,236
Current portion of long-term debt	106,094

Total current liabilities	252,819	159,650
Long-term debt	2,082,307	2,145,441
Deferred income taxes	120,687

Total liabilities	2,455,813	2,305,091
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,229,605 and 71,881,603 shares issued and outstanding, respectively, and:
Class B, 6,774,724 and 6,981,072 shares issued and outstanding, respectively	669,072	668,158
Deferred compensation	(39)
Accumulated other comprehensive loss	(23,491)	(24,181)
Deficit	(1,128,957)	(943,276)

Total net capital deficiency	(483,415)	(299,299)

	$1,972,398	$2,005,792

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
COMBINED STATEMENTS OF OPERATIONS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Subscriber revenues	$609,406	$619,214	$548,202
Roamer revenues	228,878	244,538	228,694
Equipment sales and other revenues	44,277	45,450	33,805

Total revenues	882,561	909,202	810,701

Operating Expenses:
Cost of service	176,190	188,434	169,405
Cost of equipment sales	79,047	79,770	42,750
General and administrative	144,563	165,692	150,509
Sales and marketing	115,574	127,630	124,635
Depreciation and amortization	193,994	187,704	120,502
Asset disposition	21,304
Stock-based compensation	1,328	4,183	9,297

Total operating expenses	732,000	753,413	617,098

Other income (expense):
Interest and financing expense, net	(146,328)	(158,861)	(151,626)
Equity in net income (loss) of unconsolidated affiliates	(70,961)	(127,841)	31,608
Other, net	1,734	(18,584)	(8,179)

Total other expense	(215,555)	(305,286)	(128,197)

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	(64,994)	(149,497)	65,406

Provision for income taxes	(120,687)
Cumulative change in accounting principle		(5,580)

Net income (loss)	$(185,681)	$(155,077)	$65,406

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
COMBINED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2002	2001	2000

Operating activities:
Net income (loss)	$(185,681)	$(155,077)	$65,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities	414,472	340,432	107,150

Net cash provided by operating activities	228,791	185,355	172,556

Investing activities:
Purchase of property and equipment	(160,675)	(261,577)	(206,785)
Investments in and advances to unconsolidated affiliates	(80,715)	(134,761)	(72,468)
Receipts from and (payments to) VoiceStream Wireless		(24,500)	3,438
Additions to licensing costs and other intangible assets	(9,472)	(8,325)	(12,799)
Acquisition of wireless properties, net of cash acquired			(356,606)
Purchase of minority interest in Western Wireless International		(14,140)
Proceeds from asset disposition	5,102

Net cash used in investing activities	(245,760)	(443,303)	(645,220)

Financing activities:
Additions to long-term debt	70,000	690,000	1,640,485
Repayment of debt	(27,040)	(440,044)	(1,200,000)
Other	450	4,596	2,358

Net cash provided by financing activities	43,410	254,552	442,843

Change in cash and cash equivalents	26,441	(3,396)	(29,821)
Cash and cash equivalents, beginning of year	7,564	10,960	40,781

Cash and cash equivalents, end of year	$34,005	$7,564	$10,960

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION
SCHEDULE I - CONDENSED FINANCIAL INFORMATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL INFORMATION

     This Schedule I and the related notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

1. Basis of Presentation:

     The condensed financial information presented in Schedule I represents the balance sheets, statements of operations and cash flows for us as if our subsidiary, WWI, was an unconsolidated entity. Certain, but not all, of the net assets of WWI’s consolidated subsidiaries and equity based investments are restricted under loan agreements including those of Slovenia, Austria, Bolivia, Ireland, Croatia and Georgia. The Company less WWI is referred to as “Parent Company Only” in Schedule I. Our ownership in WWI has been reflected in this condensed financial information as if the investment was accounted for using the equity method.

2. Long-Term Debt Maturities:

     The aggregate amounts of principal maturities as of December 31, 2002, of our debt excluding the debt of the restricted subsidiary are as follows:

Year ending December 31,	(Dollars in thousands)
2003	$106,094
2004	156,099
2005	256,104
2006	518,104
2007	502,000
Thereafter	650,000

$2,188,401

WESTERN WIRELESS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning	Charged to	Charged		Balance at
	of	Costs and	to Other		End
Description	Period	Expenses	Accounts(1)	Deductions(2)	of Period

	(Dollars in thousands)
Year ended December 31, 2002
Allowance for doubtful account	$20,407	$19,051	$1,090	$(18,489)	$22,059

Valuation allowance for deferred tax assets	$183,293	$130,283			$313,576

Year ended December 31, 2001
Allowance for doubtful account	$15,801	$31,807	$7,093	$(34,294)	$20,407

Valuation allowance for deferred tax assets	$116,028	$67,265			$183,293

Year ended December 31, 2000
Allowance for doubtful account	$11,199	$26,963	$(387)	$(21,974)	$15,801

Valuation allowance for deferred tax assets	$91,360	$24,668			$116,028

(1)	Primarily reflects opening/ending allowance for doubtful accounts related to market acquisitions/dispositions, fraud credits given to customers and currency translation adjustments.

(2)	Write-offs, net of bad debt recovery.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WIRELESS CORPORATION

By:	/s/ JOHN W. STANTON

John W. Stanton Chairman of the Board and Chief Executive Officer

Date: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN W. STANTON John W. Stanton	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ THERESA E. GILLESPIE Theresa E. Gillespie	Vice Chairman	March 26, 2003

/s/ MIKAL J. THOMSEN Mikal J. Thomsen	President and Director	March 26, 2003

/s/ M. WAYNE WISEHART M. Wayne Wisehart	Executive Vice President and Chief Financial Officer	March 26, 2003

/s/ SCOTT A. SOLEY Scott A. Soley	Vice President and Controller	March 26, 2003

/s/ JOHN L. BUNCE JR. John L. Bunce, Jr.	Director	March 26, 2003

/s/ MITCHELL R. COHEN Mitchell R. Cohen	Director	March 26, 2003

/s/ DANIEL J. EVANS Daniel J. Evans	Director	March 26, 2003

/s/ JONATHAN M. NELSON Jonathan M. Nelson	Director	March 26, 2003

/s/ TERENCE M. O’TOOLE Terence M. O’Toole	Director	March 26, 2003

/s/ PETER H. VAN OPPEN Peter H. van Oppen	Director	March 26, 2003

CERTIFICATION

     I, John W. Stanton, certify that:

1.	I have reviewed this annual report on Form 10-K of Western Wireless Corporation.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN W. STANTON

John W. Stanton Chairman and Chief Executive Officer

Dated: March 26, 2003

CERTIFICATION

     I, M. Wayne Wisehart, certify that:

1.	I have reviewed this annual report on Form 10-K of Western Wireless Corporation.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ M. Wayne Wisehart

M. Wayne Wisehart Executive Vice President and Chief Financial Officer

Dated: March 26, 2003