Form 10-Q
period 2003-03-31
WESTERN WIRELESS CORP
filed 2003-05-15
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]     No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 9, 2003

Class A Common Stock, no par value	72,430,605
Class B Common Stock, no par value	6,799,724

Western Wireless Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2003

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,931	$62,429
Accounts receivable, net of allowance for doubtful accounts of $23,919 and $22,059, respectively	173,720	159,976
Inventory	23,687	24,461
Marketable securities	9,595	10,270
Prepaid expenses and other current assets	35,759	43,078

Total current assets	319,692	300,214
Property and equipment, net of accumulated depreciation of $802,437 and $739,437, respectively	841,291	855,595
Licensing costs and other intangible assets, net of accumulated amortization of $26,334 and $23,838, respectively	1,153,308	1,163,399
Investments in and advances to unconsolidated affiliates	36,513	41,284
Other assets	40,289	38,484

	$2,391,093	$2,398,976

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$64,825	$59,363
Accrued liabilities and other	189,110	185,920
Construction accounts payable	24,501	30,543
Current portion of long-term debt	155,874	144,196

Total current liabilities	434,310	420,022
Long-term debt, less current portion	2,317,227	2,321,955
Deferred income taxes	124,496	120,687

Total liabilities	2,876,033	2,862,664

Minority interests in consolidated subsidiaries	21,030	22,749

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,430,605 and 72,229,605 shares issued and outstanding, respectively
Class B, 6,799,724 and 6,774,724 shares issued and outstanding, respectively	670,161	669,072
Deferred compensation	(10)	(39)
Accumulated other comprehensive loss	(25,603)	(26,513)
Deficit	(1,150,518)	(1,128,957)

Total net capital deficiency	(505,970)	(486,437)

	$2,391,093	$2,398,976

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,

	2003	2002

Revenues:
Subscriber revenues	$233,324	$193,194
Roamer revenues	62,078	60,863
Fixed line revenues	15,051	13,616
Equipment sales	13,043	13,669
Other revenues	3,678	3,084

Total revenues	327,174	284,426

Operating expenses:
Cost of service (exclusive of depreciation included below)	94,635	87,748
Cost of equipment sales	32,661	26,243
General and administrative	58,105	59,102
Sales and marketing	47,464	39,111
Depreciation and amortization	65,572	60,439
Asset dispositions	7,640

Total operating expenses	306,077	272,643

Other income (expense):
Interest and financing expense, net	(38,479)	(39,007)
Equity in net income (loss) of unconsolidated affiliates, net of tax	(1,057)	1,647
Other, net	(1,024)	4,165

Total other expense	(40,560)	(33,195)

Minority interests in net loss of consolidated subsidiaries	2,392	3,235

Loss from continuing operations before provision for income taxes	(17,071)	(18,177)
Provision for income taxes	(4,490)	(103,933)

Loss from continuing operations	(21,561)	(122,110)
Discontinued operations		1,462

Net loss	$(21,561)	$(120,648)

Basic and diluted loss per share:
Continuing operations	$(0.27)	$(1.55)
Discontinued operations		0.02

Basic and diluted loss per share	$(0.27)	$(1.53)

Basic and diluted weighted average shares outstanding	79,185,000	78,910,000

Comprehensive loss:
Net loss	$(21,561)	$(120,648)
Unrealized loss on marketable securities:
Reclassification adjustment	76
Unrealized holding loss	(534)	(1,096)

Net unrealized loss	(458)	(1,096)

Foreign currency translation	51	(4,509)
Unrealized gain on hedges	1,317	2,093

Total comprehensive loss	$(20,651)	$(124,160)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,

	2003	2002

Operating activities:
Net loss	$(21,561)	$(120,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations		(1,462)
Depreciation and amortization	66,459	61,696
Deferred income taxes	3,809	103,540
Asset dispositions	7,640
Equity in net (income) loss of unconsolidated affiliates	1,057	(1,647)
Minority interests in net loss of consolidated subsidiaries	(2,392)	(3,235)
Adjustment of interest rate hedges to fair market value	(2,185)	(5,908)
Non-cash interest	2,498	1,129
Other, net	3,130	1,222
Changes in operating assets and liabilities	8,649	10,245

Net cash provided by operating activities	67,104	44,932

Investing activities:
Purchase of property and equipment	(51,748)	(78,009)
Other, net	2,008	(1,392)

Net cash used in investing activities	(49,740)	(79,401)

Financing activities:
Additions to long-term debt	24,504	58,093
Repayment of long-term debt	(27,718)	(18,998)
Other, net	52	802

Net cash provided by (used in) financing activities	(3,162)	39,897

Effect of exchange rate changes on cash	300	(716)
Change in cash and cash equivalents	14,502	4,712
Cash and cash equivalents, beginning period	62,429	45,083

Cash and cash equivalents, end of period	$76,931	$49,795

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

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2002, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated March 31, 2003 and 2002, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K for the year ended December 31, 2002.

2.	Summary of Significant Accounting Policies:

Supplemental Cash Flow Disclosure:

     Cash paid for interest was $38.3 million and $38.2 million for the three months ended March 31, 2003 and 2002, respectively.

Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2003 presentation.

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of March 31, 2003, we consolidate six of WWI’s operating entities: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method are presented on a one-quarter lag. We believe presenting financial information on a one-quarter lag for certain entities is necessary to provide adequate time to convert the results into United States generally accepted accounting principles (“GAAP”) and ensure quality and accurate information to the users of our financial statements.

Long-Lived Assets:

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. For us, an asset retirement obligation includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property, predominantly concrete footings, as well as rooftop masts internationally. We believe that the lease terms of our leased property have potentially indefinite lives based on multiple renewal options, our ability to renegotiate the lease, and the difficulties in obtaining proper permitting and zoning of new

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

sites. To date, we have had very few instances of terminating a domestic or international lease and vacating a site. Our history is limited and does not represent a sample size large enough from which to extrapolate a conclusion. Based on these factors, there is not enough history available to us to reasonably determine the settlement date or the probability of enforcement by the landlord of the remediation requirement. Therefore, we cannot assess the amount of a potential asset retirement obligation. Accordingly, no asset retirement obligation was recorded.

Derivative Financial Instruments:

     In February, 2003, we entered into interest rate swaps with a total notional value of $296 million. The interest rate swaps were entered into as hedges of the fair value of $100 million of the 10-1/2% Senior Subordinated Notes due June 2006 (the “2006 Notes”) and all of the 10-1/2% Senior Subordinated Notes due February 2007 (the “2007 Notes”). The interest rate swaps expire on the 2006 and 2007 Notes’ respective maturity dates. On a quarterly basis, we will pay a floating rate of interest equal to the three month LIBOR plus a fixed margin, ranging from 7.45% to 7.75%, and receive semi-annual fixed rate payments of 10.50% in return. The fair value of the interest rate swaps was $0.7 million as of March 31, 2003 and is classified as other long-term debt in our condensed consolidated balance sheet.

     The terms of the interest rate swap agreements and the 2006 and 2007 Notes are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These interest rate swap agreements had no impact on results of operations for the three months ended March 31, 2003.

Loss per Common Share:

     Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. For those periods presented with net losses, the options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were antidilutive, were 328,100 and 667,100 for the three months ended March 31, 2003 and 2002, respectively.

Stock-based Compensation Plans:

     In December 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted under SFAS No. 148, we have elected to continue to follow the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans. The following table illustrates the effect on net loss and basic and diluted loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans:

	Three months ended March 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
Net loss:
As reported	$(21,561)	$(120,648)
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1,235)	(2,057)

Pro forma net loss	$(22,796)	$(122,705)

Basic and diluted loss per share:
As reported	$(0.27)	$(1.53)

Pro forma	$(0.29)	$(1.55)

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002

Weighted average risk free interest rates	4.1%	5.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.0%	67.0%
Expected lives (in years)	7.5	7.5

     The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Standards:

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003. We are currently evaluating the impact this statement will have on our future consolidated results.

     In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities (“VIE”). Prior to FIN No. 46, a company generally included another entity in its consolidated financial statements only if that company controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to currently existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. We have not entered into a transaction since January 2003 that would be considered a VIE. We are evaluating our existing unconsolidated entities to determine if FIN No. 46 will have a material impact on our financial statements.

     In October 2002, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses arrangements with multiple deliverables specifying how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement should be allocated among the separate units of accounting. EITF No. 00-21 is applicable to an arrangement in which some, but not all of its deliverables are within the scope of other existing higher-level authoritative literature that does not provide guidance with respect to determining separate units of accounting. EITF No. 00-21 indicates a need for Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), to be modified. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of this statement, along with any changes to SAB No. 101, will have on our future consolidated financial results, but do not believe that its adoption will have a material impact on our financial position, results of operations or cash flows.

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.	Long-Term Debt:

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Credit Facility:
Revolvers	$687,500	$700,000
Term Loans	1,086,000	1,100,000
10½% Senior Subordinated Notes Due 2006	187,050	187,050
10½% Senior Subordinated Notes Due 2007	196,000	196,000
tele.ring Term Loan	172,712	151,976
Slovenian Credit Facility	80,759	71,391
Bolivian Bridge Loan	34,700	34,700
Other	28,380	25,034

	2,473,101	2,466,151
Less current portion	(155,874)	(144,196)

	$2,317,227	$2,321,955

Slovenian Credit Facility:

     In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital; and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. WWI committed to fund an additional $2.9 million in equity to Vega in May 2003 as a result of Vega’s revenue shortfalls during the three months ended March 31, 2003. Subsequent to March 31, 2003 Vega is no longer in compliance with one of their network coverage covenants. Based on current operating conditions the Slovenian Credit Facility will need to be amended. WWI is currently in discussions with the lead arranger bank of the Slovenian Credit Facility and is negotiating an amended agreement. Based on current negotiations, we anticipate the following changes to the terms of the Slovenian Credit Facility: (i) all undrawn commitments will be cancelled; (ii) substantially all of Vega’s operating and financial covenants will be eliminated; (iii) WWIC will guarantee the loan and WWIC will agree to financial and other covenants; (iv) balances of approximately $20.4 million in collateral accounts supporting the existing loan will be utilized to pay down principal; and (v) the repayment schedule for outstanding borrowings will remain unchanged. So long as the amendment process is moving forward in an acceptable manner, the lead arranger bank does not anticipate recommending to the participating banks that any action to accelerate the loans under the Slovenian Credit Facility be taken as a result of Vega not meeting covenants that cannot be remedied. To date, and to our knowledge, all participating banks in the Slovenian Credit Facility are proceeding with positive recommendations to their respective credit committees, but we can offer no assurances that the participating banks will grant the amendment. In the event Vega does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand. Further, until an amendment is obtained additional revenue shortfalls will require WWI to contribute additional equity to Vega. As of March 31, 2003, Vega had drawn $80.8 million under the Slovenian Credit Facility.

Bolivian Bridge Loan:

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its pro rata share (71.5%) based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. The loan was originally scheduled to mature in its entirety in October 2002. In October 2002, the maturity date of the Bolivian Bridge Loan was extended to March 31, 2003. In March 2003, the maturity date of the Bolivian Bridge Loan was extended to June 30, 2003 and may be extended to September 30, 2003 at the sole discretion of the lender. Minimum net worth and capitalization covenants have also been extended. In March 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“Bolivian Refinancing”). The final terms of the Bolivian Refinancing are still being negotiated with prospective lenders. We expect, but there can be no assurance, that the Bolivian Bridge Loan will be refinanced in the third quarter of 2003. Until the Bolivian Refinancing is finalized, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

no assurance that any necessary extension will be granted. As of March 31, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn.

Future Principal Maturities:

     The aggregate amounts of principal maturities as of March 31, 2003 are as follows:

(Dollars in thousands)
Nine months ending December 31, 2003	$116,874
Year ending December 31,
2004	165,563
2005	327,886
2006	649,751
2007	518,025
2008	664,806
Thereafter	30,196

$2,473,101

4.	Commitments and Contingencies:

Shelf Registration Statement:

     In April 2003, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of our preferred stock or debt securities in an aggregate amount of up to $500 million. Unless we indicate otherwise in a prospectus supplement, we expect to use the net proceeds from the sale of the securities offered under the Shelf Registration Statement for general corporate purposes, which may include, repayment or refinancing of indebtedness, working capital, capital expenditures, acquisitions and repurchase and redemptions of securities.

Ghana:

     Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been stifled. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. WWC’s net investment in Westel at March 31, 2003 was approximately $5.3 million.

Haiti:

     In accordance with the Rights Agreements entered into in September 1998 by WWI with two of the shareholders of Communication Cellulaire d’ Haiti, S.A. (“COMCEL”), WWI’s Haitian subsidiary, these two minority shareholders have the right to elect that WWI purchase all of their shares at fair market value, as defined in the agreements, within the 30 day period after COMCEL’s issuance of its December 31, 2003 financial statements. Island Cellular LLC, a limited liability company organized under the laws of New York, and High Ridge Holdings, Inc., a Delaware corporation, own a 20% and 4%, respectively, interest in COMCEL at March 31, 2003. If WWI and the two shareholders cannot agree on a fair market valuation of COMCEL, all of the shares of COMCEL may be sold to a third party.

Croatia:

     In December 2002, VIP-Net GSM d.o.o. (“VIP-Net”), a subsidiary in which WWI holds a 19% ownership interest, entered into a Term Loan and Revolving Loan Credit Facility (the “Croatian Credit Facility”) with a consortium of banks, which provides for a secured term loan facility of up to 150 million euro. Under the terms

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

of the Croatian Credit Facility, all outstanding principal is required to be repaid in predetermined semi-annual installments beginning on December 20, 2003 and ending on June 20, 2008. At March 31, 2003, the U.S. dollar equivalent outstanding balance was approximately $100 million.

     VIP-Net has granted certain security interests over substantially all of its assets in support of the Croatian Credit Facility. In addition, WWI, along with its partners, has pledged all of its shares of VIP-Net’s stock as collateral for the Croatian Credit Facility. The Croatian Credit Facility contains certain restrictions including, among other things, restrictions on the transfer of assets from VIP-Net to its shareholders.

5.     Segment Information:

     Our operations are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. We mainly provide cellular services in rural markets in the western United States. Our international operations consist mainly of consolidated subsidiaries and operating entities throughout the world providing predominately wireless services. Certain centralized back office costs and assets benefit all of our operations. These costs are allocated to both segments in a manner which reflects the relative time devoted to each of the segments.

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended March 31, 2003
Total revenues	$221,477	$105,697	$327,174
Depreciation and amortization	50,103	15,469	65,572
Asset dispositions	7,640		7,640
Interest and financing expense, net	23,780	14,699	38,479
Equity in net loss of unconsolidated affiliates	(169)	(888)	(1,057)
Provision for income taxes	3,809	681	4,490
Total assets	1,788,432	602,661	2,391,093
Total capital expenditures	30,605	21,143	51,748
Three months ended March 31, 2002
Total revenues	$211,277	$73,149	$284,426
Depreciation and amortization	49,562	10,877	60,439
Interest and financing expense, net	29,004	10,003	39,007
Equity in net income of unconsolidated affiliates		1,647	1,647
Provision for income taxes	103,540	393	103,933
Total assets	1,838,105	498,330	2,336,435
Total capital expenditures	35,275	42,734	78,009

6.	Subsequent Events:

     We must assess the recoverability of our domestic licenses at least annually. This evaluation is performed on our domestic licensing costs as a single unit. We are required to separate individual licensing costs from the combined operating unit at the time we adopt or consider a plan to dispose of an individual market. During late 2002, we began considering the sale of one of our domestic Rural Service Area (“RSA”) licenses. In May 2003, we signed an asset purchase agreement to sell the assets and license for our Arizona 6 RSA for $22.8 million in cash. The sales price of this RSA reflects that future cash flows will be less than the carrying value of the license. Accordingly, we have recorded an impairment related to this RSA during the first quarter of 2003 of $7.6 million which is included in asset dispositions in our consolidated statement of operations. General market prices along with the

WESTERN WIRELESS CORPORATION
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

sales price of this RSA still support our aggregate license valuation and do not indicate any broader impairment issue. We do not anticipate any further impact to our statement of operations related to this disposition.

     In May 2003, we entered into an agreement with T-Mobile USA, Inc. (“TMO”) in which we are receiving certain domestic FCC licenses for a nominal amount of cash and have agreed to provide discounted GSM roaming services through 2013. TMO is considered a related party by us as our Chairman of the Board, Director and Chief Executive Officer is also the Chairman of the Board and a Director of TMO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995.
Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its periodic reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” and elsewhere in our Form 10-K for the year ended December 31, 2002.

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

     The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2002. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as subscriber and roamer revenues, interconnect costs, incollect expense, allowance for doubtful accounts, long-lived assets, intangible assets, investments in unconsolidated affiliates, stock-based compensation plans, income taxes and contingencies. We base our estimates on historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

Overview

     We provide cellular communications services in 19 western states under the CellularONE® and Western Wireless® brand names principally through the ownership and operation of cellular wireless systems. Our operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We provide wireless services in 18 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). Additionally, we own 10 MHz personal communication services (“PCS”) licenses for three Basic Trading Areas.

     Historically, we have provided analog service to our customers and had deployed Time Division Multiple Access (“TDMA”) digital voice channels throughout our network to support our roaming partners. During 2001 we began deploying Code Division Multiple Access (“CDMA”) throughout our network, which allows us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of consumer-based wireless internet-related services. At March 31, 2003, we covered approximately 55% of our licensed population with CDMA digital technology.

     We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). The balance is owned by the President of WWI who is also an Executive Vice President of the Company. WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in nine countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. These six entities are consolidated into our financial results. Operations in Côte d’Ivoire, Croatia and Georgia are accounted for using the equity method. In the fourth quarter of 2002, WWI sold its majority ownership interest in its Icelandic subsidiary and wrote off its investment in Côte d’Ivoire.

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method are presented on a one-quarter lag.

     Results of Domestic Operations for the Three Months Ended March 31, 2003 and 2002

     We had 1,216,100 domestic subscribers at March 31, 2003 representing an increase of 18,300, or 2%, from December 31, 2002. We had 1,159,500 domestic subscribers at March 31, 2002 representing a decrease of 17,000, or negative 1%, from December 31, 2001.

     The following table sets forth certain financial data as it relates to our domestic operations:

	Three months ended March 31,

	2003	2002

	(Dollars in thousands)
Revenues:
Subscriber revenues	$162,367	$145,678
Roamer revenues	48,179	53,010
Equipment sales	9,816	10,425
Other revenues	1,115	2,164

Total revenues	$221,477	$211,277
Operating expenses:
Cost of service	$39,385	$44,334
Cost of equipment sales	18,898	18,430
General and administrative	38,977	37,888
Sales and marketing	26,369	25,738
Depreciation and amortization	50,103	49,562
Asset dispositions	7,640

Total operating expenses	$181,372	$175,952

EBITDA	$97,848	$84,887

     For the definition of EBITDA, and the reconciliation of EBITDA, which is a non-GAAP financial measure, to income (loss) from continuing operations before provision for income taxes, the most directly comparable GAAP financial measure, see “Reconciliation of EBITDA to Income (Loss) from Continuing Operations before Provision for Income Taxes” below.

Domestic Revenues

     The increase in subscriber revenues for the three months ended March 31, 2003 compared to the same period in 2002 was due partly to an increase in average revenue per unit (“ARPU” defined as subscriber revenues divided by average subscribers) and partly to growth in subscribers as discussed above. ARPU was $44.84 for the three months ended March 31, 2003 a $3.27, or 8%, increase from $41.57 for the three months ended March 31, 2002. The increase in ARPU was due to increases in subscriber revenues including federal universal service fund payments as an Eligible Telecommunications Carrier for certain of our traditional mobile services customers. These universal service fund payments contributed $2.12 to the increase in ARPU for the three months ended March 31, 2003. We expect to continue to receive universal fund payments for certain mobile subscribers who reside in areas for which we are eligible to receive such payments. In addition, we continued to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. Further, in May 2003, we began charging $0.97 per month to our subscribers to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced 911. We expect these combined factors will result in higher ARPU in 2003 as compared to 2002. However, no long-term assurances can be given that federal universal service fund payments will continue at the current level, if at all.

     The decrease in roamer revenues for the three months ended March 31, 2003 compared to the same period in 2002 is primarily due to a decrease in the rates charged between carriers mostly offset by an increase in roaming traffic on our network. In March 2002, we extended our existing roaming agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), our largest roaming partner. This extension became effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provides for lower per minute rates compared to the contractual rates that expired June 15, 2002. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Additionally, in April 2002, we signed new roaming agreements with Verizon Wireless Corporation (“Verizon”) and Cingular Wireless (“Cingular”) effective through March and April 2005, respectively. Further, in May 2003, we announced the signing of additional long-term roaming agreements with T-Mobile USA, Inc. through 2013 and Cingular Wireless through 2008 to provide Global System for Mobile Communications/General Packet Radio Service (“GSM/GPRS”) services to their customers utilizing our network. We expect to begin offering these services in the fourth quarter of 2003. Although certain of our existing roamer contracts contain year-over-year contractual rate decreases, we expect the new GSM roaming agreements along with growth in volume from existing roamer partners to hold roamer revenues relatively stable in 2003 as compared to 2002.

     The decrease in equipment sales for the three months ended March 31, 2003 compared to the same period in 2002 was due to a decrease in the average revenue per handset sold partially offset by an increase in the number of handsets sold. As the cost of handsets continues to decline we have passed these savings on to our customers and expect to do so in the future.

Domestic Operating Expenses

     The decrease in cost of service for the three months ended March 31, 2003 compared to the same period in 2002 was due primarily to decreased off-network roaming costs for our customers as a result of lower contractual rates contained in our new roaming agreements with AT&T Wireless, Cingular and Verizon. In addition, we experienced a decrease in costs as a result of new contractual rates with certain of our interconnect providers. These savings are partially offset by increased costs associated with supporting growth in the number of subscriber and roamer minutes of use (“MOU”). Domestic cost of service per MOU decreased to $0.023 per MOU for the three months ended March 31, 2003 from $0.036 per MOU for the three months ended March 31, 2002. The decrease in domestic cost of service per MOU was due mainly to the decrease in off-network roaming costs and lower contractual interconnect rates as discussed above. In addition, we continue to see the fixed cost components of cost of service increasing at a slower rate than variable costs on a per minute basis. We expect cost of service dollars to increase in future quarters as a result of: (i) a growing subscriber base; (ii) an increase in other carriers’ customers roaming on our network; and (iii) an increase in rate plans that include larger home calling areas. Domestic cost of service per MOU is expected to decrease slightly for 2003 compared to 2002 as economies of scale continue to be realized.

     Cost of equipment sales increased slightly for the three months ended March 31, 2003 compared to the same period in 2002. The slight increase was the result of an increase in the volume of handsets sold offset by a decrease in the average per unit cost of handsets sold. In 2003, we expect that regulatory and technological requirements, along with demand for feature rich handsets, will increase our per unit cost of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice. We expect to continue to do so in the future.

     General and administrative costs increased slightly for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due mainly to growth in our subscriber base. Our domestic general and administrative monthly cost per average subscriber was relatively stable at $10.76 for the three months ended March 31, 2003 compared to $10.81 for the same period in 2002. We anticipate our general and administrative monthly cost per average subscriber will increase slightly in 2003 as compared to 2002. The anticipated slight year-over-year increase on a per subscriber basis is due mainly to a slight increase in bad debt expense.

     Sales and marketing costs increased slightly for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to an increase in gross subscriber additions, offset by a decrease in the fixed cost components as we continue to shift to a more variable cost structure. For the three months ended March 31, 2003, cost per gross subscriber added (defined as sales and marketing costs plus cost of equipment sales less equipment sales revenue divided by gross additions) decreased to $385 compared to $455 for the three months ended March 31, 2002. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These retention costs had a $53 and $47 impact on cost per gross subscriber added for the three months ended March 31, 2003 and 2002, respectively. We expect cost per gross subscriber added, including the loss on equipment sales, to decrease in 2003 as compared to 2002 as we continue to shift to a more variable cost structure.

     The asset dispositions loss resulted from recording a $7.6 million impairment charge related to the pending sale of one of our RSAs. Discussions regarding this RSA reflected that future cash flows upon sale will not exceed the carrying value of the RSA. We expect the sale of this market will not have a material effect on our 2003 financial results.

Domestic EBITDA

     Domestic EBITDA (refer to definition at “Reconciliation of EBITDA to Income (Loss) from Continuing Operations before Provision for Income Taxes” below) increased for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, due to an increase in revenues in conjunction with a decrease in cost of service expenses. Management expects domestic EBITDA to increase at a moderate pace in 2003.

     Results of International Operations for the Three Months Ended March 31, 2003 and 2002

     Our international consolidated operations offer postpaid and prepaid mobile services in Austria, Ireland, Slovenia, Bolivia and Haiti and fixed line service mainly in Austria. We had 836,400 consolidated international customers at March 31, 2003. This represented an increase of 95,100, or 13%, compared to December 31, 2002. We had 525,000 consolidated international customers at March 31, 2002. This represented an increase of 7% compared to December 31, 2001. As of March 31, 2003 and 2002, approximately 65% and 68%, respectively, of our consolidated international customers were prepaid customers. As of March 31, 2003, we had 171,600 fixed lines. This represented a decrease of 4,300, or 2%, compared to December 31, 2002.

     The following table sets forth certain financial data as it relates to our international operations:

	Three months ended March 31,

	2003	2002

	(Dollars in thousands)
Revenues:
Subscriber revenues	$70,957	$47,516
Roamer revenues	13,899	7,853
Fixed line revenues	15,051	13,616
Equipment sales	3,227	3,244
Other revenues	2,563	920

Total revenues	$105,697	$73,149
Operating expenses:
Cost of service	$55,250	$43,414
Cost of equipment sales	13,763	7,813
General and administrative	19,128	21,214
Sales and marketing	21,095	13,373
Depreciation and amortization	15,469	10,877

Total operating expenses	$124,705	$96,691

EBITDA	$(3,539)	$(12,665)

     For the definition of EBITDA, and the reconciliation of EBITDA, which is a non-GAAP financial measure, to income (loss) from continuing operations before provision for income taxes, the most directly comparable GAAP financial measure, see “Reconciliation of EBITDA to Income (Loss) from Continuing Operations before Provision for Income Taxes” below.

     Because WWI has operations in three countries in Europe in which the functional currency is the euro or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three months ended March 31, 2003, reflect the effect of an 18% appreciation of the euro as compared to the U.S. dollar, compared to the same period in 2002, which had a comparable positive impact on revenues and a negative impact on operating expenses. Our European subsidiaries in Austria, Ireland and Slovenia represented 86% and 88% of total international segment revenues and expenses, respectively, for the three months ended March 31, 2003. Such European subsidiaries represented 73% and 75% of total international segment revenues and expenses, respectively, for the three months ended March 31, 2002. Such fluctuations have less effect on local operating results, however, because WWI offers service in the currencies of the countries in which they operate. Management cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

     The increase in subscriber revenues for the three months ended March 31, 2003, compared to the same period in 2002, was mainly due to an increase in the number of subscribers across all our markets and the strengthening of the euro as compared to the U.S. dollar. Management anticipates continued growth in subscriber revenues throughout the remainder of 2003 as we add international subscribers and focus on growing ARPU.

     The increase in roamer revenues for the three months ended March 31, 2003, compared to the same period in 2002, was primarily due to expanded coverage in key tourist areas in Austria and throughout Ireland and the strengthening of the euro as compared to the U.S. dollar. Management expects roamer revenues to increase throughout the remainder of 2003 as WWI expands its European coverage.

     Fixed line revenues increased for the three months ended March 31, 2003, compared to the same period in 2002, mainly because of the strengthening of the euro as compared to the U.S. dollar. Management expects fixed line revenues to remain relatively flat for the remainder of 2003.

     Equipment sales remained consistent for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to selling more handsets at a lower average price per handset. We anticipate modest growth in international equipment sales for the remainder of 2003 primarily as a result of increases in mobile subscriber additions.

     Other revenues increased for the three months ended March 31, 2003, compared to the same period in 2002, mainly as a result of the launch of long distance services in Bolivia in August 2002 and increased long-distance usage in Ghana.

International Operating Expenses

     Operating expenses represent the expenses incurred by our consolidated international markets and headquarters administration in the United States.

     Total cost of service increased for the three months ended March 31, 2003, as compared to the same period in 2002. This was due primarily to an increase in the number of subscribers across all our markets and the strengthening of the euro as compared to the U.S. dollar. Despite the increase in costs being driven by changes in exchange rates, on a per average international subscriber basis, monthly cost of service decreased to $23.35 for the three months ended March 31, 2003 from $28.48 for the three months ended March 31, 2002 mainly due to increased cost efficiencies as a result of a growing subscriber base. Management expects cost of service dollars to increase for the remainder of 2003, as compared to the same period in 2002, due to a growing subscriber base, but continue to decline on a per average international subscriber basis due to increased cost efficiencies.

     Cost of equipment sales increased for the three months ended March 31, 2003, compared to the same period in 2002, mainly due to an increase in gross subscriber additions across all our markets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handset, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     General and administrative costs decreased for the three months ended March 31, 2003 compared to the same period in 2002, primarily as a result of increased operating efficiencies partially offset by the strengthening of the euro as compared to the U.S. dollar. General and administrative monthly cost per average international subscriber decreased to $8.08 for the three months ended March 31, 2003 as compared to $13.92 for the three months ended March 31, 2002 due to increased cost efficiencies. Management expects general and administrative dollars to increase throughout the remainder of 2003, as compared to 2002, as a result of a growing subscriber base, but decline on a per international subscriber basis due to increased cost efficiencies.

     Sales and marketing costs excluding equipment subsidies increased for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to increased sales and promotion expenses, mainly in Austria, and the strengthening of the euro as compared to the U.S. dollar. International cost per gross addition (defined as sales and marketing costs plus cost of equipment sales less equipment sales revenue divided by gross additions) declined to $178 for the three months ended March 31, 2003 from $195 for the three months ended March 31, 2002 primarily due to reduced sales costs in Ireland and Slovenia. Management expects sales and marketing costs to increase for the remainder of 2003, as compared to the same period in 2002, due to increased growth in subscriber additions and expects cost per gross addition to also increase due to slightly higher equipment subsidies.

     Depreciation and amortization expense increased for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to network expansion in our European markets and the strengthening of the euro as compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, management anticipates depreciation and amortization will increase in future periods.

International EBITDA

     EBITDA (refer to definition at “Reconciliation of EBITDA to Income (Loss) from Continuing Operations before Provision for Income Taxes” below) for our international consolidated subsidiaries improved for the three months ended March 31, 2003, compared to the same period in 2002, due to revenue growth and cost efficiencies in existing markets. We expect international EBITDA to improve throughout the remainder of 2003 as a result of continued subscriber growth and cost efficiencies in existing markets.

Reconciliation of EBITDA to Income (Loss) from Continuing Operations before Provision for Income Taxes

     EBITDA represents income (loss) from continuing operations before provision for income taxes exclusive of: (i) depreciation and amortization; (ii) asset dispositions; (iii) stock-based compensation; (iv) total other expense, including interest; and (v) minority interests in net loss of consolidated subsidiaries. We believe that the United States generally accepted accounting principles (“GAAP”) financial measure most directly comparable to EBITDA is income (loss) from continuing operations before provision for income taxes. We have presented EBITDA because we believe it provides meaningful additional information on our performance and on our ability to service our long-term debt and other fixed obligations, and to fund our continued growth. EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. We also use EBITDA as an integral part of our internal reporting to evaluate the performance of our senior management and to monitor compliance with certain of the financial covenants in our credit agreements. EBITDA should not be construed as an alternative to operating income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Since all companies do not calculate EBITDA in the same manner, our presentation may not be comparable to similarly titled measures of other companies.

     The table below reconciles EBITDA to income (loss) from continuing operations before provision for income taxes:

	Three months ended March 31, 2003			Three months ended March 31, 2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(Dollars in thousands)
EBITDA	$97,848	$(3,539)	$94,309	$84,887	$(12,665)	$72,222
Depreciation and amortization	(50,103)	(15,469)	(65,572)	(49,562)	(10,877)	(60,439)
Asset dispositions	(7,640)		(7,640)
Total other expense, including interest	(21,767)	(18,793)	(40,560)	(23,208)	(9,987)	(33,195)
Minority interests in net loss of consolidated subsidiaries		2,392	2,392		3,235	3,235

Income (loss) from continuing operations before provision for income taxes	$18,338	$(35,409)	$(17,071)	$12,117	$(30,294)	$(18,177)

Consolidated Other Income (Expense)

     Consolidated interest and financing expense decreased slightly to $38.5 million for the three months ended March 31, 2003 from $39.0 million for the same period in 2002. The decrease was primarily due a reduction of our weighted average interest rate partially offset by a slight increase in our average debt balance. For the three months ended March 31, 2003 and 2002, the consolidated domestic weighted average interest rate paid to third parties was 6.3% and 6.8%, respectively. For the three months ended March 31, 2003 and 2002, the consolidated international weighted average interest rate paid to third parties was 6.9% and 6.5%, respectively.

Provision for Income Taxes

     For the three months ended March 31, 2003 compared to the same period in 2002 the provision for income taxes has decreased $99.4 million. In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, for the three months ended March 31, 2002, we incurred a deferred income tax provision of approximately $103.5 million mainly to increase the valuation allowance related to our net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002 we continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $6.6 million for the three months ended March 31, 2002. The continuing deferred income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period. This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on interim cash flows from operating, investing or financing activities. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

     For the three months ended March 31, 2003 the ongoing difference between book and tax amortization resulted in an additional domestic deferred income tax provision of approximately $3.8 million. This is comprised of $6.3 million as a deferred income tax provision partially offset by a $2.5 million decrease to the deferred income tax provision. The decrease in the deferred income tax provision is related to reversing the cumulative deferred income tax provision associated with the impairment charge reflected in asset dispositions.

Consolidated Loss from Continuing Operations

     On a consolidated basis the $100.5 million improvement in the loss from continuing operations resulted mainly from the one-time charge related to the provision for income taxes upon the adoption of SFAS No. 142 on January 1, 2002.

Total Discontinued Operations

     Total discontinued operations for the three months ended March 31, 2002 represented net income of $1.5 million from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002.

Consolidated Liquidity and Capital Resources

     We have a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility provides for $1.0 billion in revolving loans and $1.1 billion in term loans. As of March 31, 2003, approximately $1.8 billion was outstanding under the Credit Facility. Based on our March 31, 2003 covenant analysis, we had approximately $170 million available to borrow under the Credit Facility.

     tele.ring has a 185 million euro term loan facility (the “tele.ring Term Loan”). As of March 31, 2003, $172.7 million was outstanding under the tele.ring Term Loan and 25 million euro was available to borrow.

     In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital; and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. WWI committed to fund an additional $2.9 million in equity to Vega in May 2003 as a result of Vega’s revenue shortfalls during the three months ended March 31, 2003. Subsequent to March 31, 2003 Vega is no longer in compliance with one of their network coverage covenants. Based on current operating conditions the Slovenian Credit Facility will need to be amended. WWI is currently in discussions with the lead arranger bank of the Slovenian Credit Facility and is negotiating an amended agreement. Based on current negotiations, we anticipate the following changes to the terms of the Slovenian Credit Facility: (i) all undrawn commitments will be cancelled; (ii) substantially all of Vega’s operating and financial covenants will be eliminated; (iii) WWIC will guarantee the loan and WWIC will agree to financial and other covenants; (iv) balances of approximately $20.4 million in collateral accounts supporting the existing loan will be utilized to pay down principal; and (v) the repayment schedule for outstanding borrowings will remain unchanged. So long as the amendment process is moving forward in an acceptable manner, the lead arranger bank does not anticipate recommending to the participating banks that any action to accelerate the loans under the Slovenian Credit Facility be taken as a result of Vega not meeting covenants that cannot be remedied. To date, and to our knowledge, all participating banks in the Slovenian Credit Facility are proceeding with positive recommendations to their respective credit committees, but we can offer no assurances that the participating banks will grant the amendment. In the event Vega does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand. Further, until an amendment is obtained additional revenue shortfalls will require WWI to contribute additional equity to Vega. As of March 31, 2003, Vega had drawn $80.8 million under the Slovenian Credit Facility.

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its pro rata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. The loan was originally scheduled to mature in its entirety in October 2002. In October 2002, the maturity date of the Bolivian Bridge Loan was extended to March 31, 2003. In March 2003, the maturity date of the Bolivian Bridge Loan was extended to June 30, 2003 and may be extended to September 30, 2003 at the sole discretion of the lender. Minimum net worth and capitalization covenants have also been extended. In March 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“Bolivian Refinancing”). The final terms of the Bolivian Refinancing are still being negotiated with prospective lenders. We expect, but there can be no assurance, the Bolivian Bridge Loan will be refinanced in the third quarter of 2003. Until the Bolivian Refinancing is finalized, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted. As of March 31, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn.

     The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

		9 mos.
		ending					There-
	Total	2003	2004	2005	2006	2007	after

	(Dollars in millions)
Domestic	$2,162.5	$79.6	$156.1	$256.1	$518.3	$502.4	$650.0
International	310.6	37.3	9.5	71.8	131.4	15.6	45.0

Total	$2,473.1	$116.9	$165.6	$327.9	$649.7	$518.0	$695.0

     None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI and/or certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

     Our domestic business plans include capital expenditures during 2003. Our projected capital expenditures for 2003 are estimated to increase 12% from $150 million, as originally projected, to $168 million. The increase is due to additional network infrastructure needed to support GSM roaming agreements offset by lower than anticipated prices for CDMA equipment. For the remainder of 2003, if we attain our subscriber growth projections, we anticipate spending approximately $138 million in capital expenditures for the continued improvements to our domestic network and back office infrastructure.

     For 2003, WWI’s business plans include funding for capital expenditures and operating losses. Current business plans estimate that WWI entities will spend approximately $60 million for capital expenditures during the remainder of 2003. WWI plans to fund these needs through local foreign borrowings, including the tele.ring Term Loan, the Bolivian Refinancing, and contributions and advances from Western Wireless. It is anticipated that the net contributions and advances for the remainder of 2003 from Western Wireless will be approximately $30 million.

     We believe that domestic operating cash flow and available international loan facilities will be adequate to fund our projected 2003 domestic and international capital expenditures and Credit Facility principal repayments. During 2003, our domestic business plans do not indicate a need to borrow under the Credit Facility, even though borrowing capacity exists. However, if we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility, the 10-1/2% Senior Subordinated Notes due June 2006 and the 10-1/2% Senior Subordinated Notes due February 2007 may be triggered that would limit the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited or an amendment is not granted to us under the Slovenian Credit Facility, or we are unable to complete the Bolivian Refinancing, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements.

     In April 2003, we filed a Form S-3 as a shelf registration statement (“Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”). Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of our preferred stock or debt securities in an aggregate amount up to $500 million. Unless we indicate otherwise in a prospectus supplement, we expect to use the net proceeds from the sale of the securities offered under the Shelf Registration Statement for general corporate purposes, which may include, repayment or refinancing of indebtedness, working capital, capital expenditures, acquisitions and repurchase and redemptions of securities.

     Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets; (iii) conditions in the economy generally and the telecommunications industry specifically; and (iv) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms, if at all.

     Net cash provided by operating activities was $67.1 million for the three months ended March 31, 2003. Adjustments to the $21.6 million net loss to reconcile to net cash provided by operating activities included: (i) $66.5 million of depreciation and amortization;

(ii)  $3.8 million in deferred income taxes; and (iii) $7.6 million loss on asset dispositions. Net cash provided by operating activities was $44.9 million for the three months ended March 31, 2002.

     Net cash used in investing activities was $49.7 million for the three months ended March 31, 2003. Investing activities for the period consisted primarily of $51.7 million in purchases of property and equipment of which $21.1 million was related to WWI. Net cash used in investing activities was $79.4 million for the three months ended March 31, 2002.

     Net cash used in financing activities was $3.2 million for the three months ended March 31, 2003. Financing activities for such period consisted primarily of repayments of domestic long-term debt amounting to $27.7 million and additions to international long-term debt. Net cash provided by financing activities was $39.9 million for the three months ended March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

     We are exposed to various market financial risks, including changes in interest rates, fair value of debt and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

     Our domestic operations have variable rate debt that, at March 31, 2003 and 2002, had an outstanding balance of $2.1 billion and $1.8 billion, respectively. The fair value of such debt approximates the carrying value. At March 31, 2003 and 2002, of this variable rate debt, $1.0 billion and $0.7 billion was hedged using interest rate caps, swaps and collars, respectively. These caps, swaps and collars expire at various dates between June 2003 and March 2006. At March 31, 2003, these hedges fixed LIBOR between 1.30% and 7.75%. At March 31, 2002, these hedges fixed LIBOR between 4.91% and 7.75%. Based on our domestic unhedged variable rate obligations outstanding at March 31, 2003 and 2002, a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic quarterly interest expense by approximately $0.3 million and $0.8 million, respectively.

     Our domestic operations have interest rate swaps with a total notional value of $296 million which convert fixed rate debt to variable rate debt. The interest rate swaps were entered into as hedges of the fair value of $100 million of the 10-1/2% Senior Subordinated Notes due June 2006 (the “2006 Notes”) and all of the 10-1/2% Senior Subordinated Notes due February 2007 (the “2007 Notes”). The interest rate swaps expire on the 2006 and 2007 Notes’ respective maturity dates and are callable at the option of the issuer. On a quarterly basis, we will pay a floating rate of interest equal to the three month LIBOR plus a fixed spread, ranging from 7.45% to 7.75%, and receive semi-annual fixed rate payments of 10.50% in return. The fair value of the interest rate swaps were $0.7 million as of March 31, 2003. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swaps and 2006 and 2007 Notes would have changed by approximately $2.2 million at March 31, 2003.

     Our international operations also have variable rate debt that, at March 31, 2003 and 2002, had an outstanding balance of approximately $288.2 million and $110.6 million, respectively. The fair value of such debt approximates the carrying value at March 31, 2003. Of this variable rate debt, $42.1 million is hedged at March 31, 2003 using an interest rate swap, which fixes EURIBOR at 4.94% through November 2009. Based on WWI’s unhedged variable rate obligations outstanding at March 31, 2003 and 2002 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our international interest expense for such periods by approximately $0.2 million and $0.1 million, respectively.

     The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

     Currently, 12% of our total international segment revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $2.6 million and $1.9 million decrease in loss from continuing operations before provision for income taxes during the three months ended March 31, 2003 and 2002, respectively. A change in such loss would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

     At March 31, 2003, our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt of approximately $73.1 million denominated and repayable in euros. Our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest of approximately $184.9 million and $72.1 million, at March 31, 2003 and 2002, respectively, denominated and repayable in euros. A 10% appreciation in the euro as compared to the Slovenia Tolar would have resulted in an approximately $7.5 million increase in loss from continuing operations before provision for income taxes during the three months ended March 31, 2003.

A change in such loss would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in an approximately $29.7 million increase in debt outstanding at March 31, 2003 and an approximately $9.3 million increase in debt outstanding at March 31, 2002, with an offsetting currency translation adjustment.

Item 4. Controls and Procedures

(A)	Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(B)	Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material, pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

     In May 2003, the Federal Communications Commission (the “FCC”) released a Notice of Apparent Liability for Forfeiture proposing that we be held liable for a $200,000 fine for allegedly failing to comply with the FCC’s environmental rules by not obtaining proper authorization prior to constructing and operating an antenna tower in North Dakota. We are contesting this proposed finding and are currently assessing any other options available to us. We believe the final outcome with the FCC will not have a material impact on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibit Description

Exhibit	Description

99.01	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.02	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)	Reports on Form 8-K

A Form 8-K was filed on February 14, 2003, reporting the Company’s financial and operating results for the quarter and year ended December 31, 2002.

A Form 8-K was filed on March 28, 2003, which included as exhibits the certifications of John W. Stanton, Chairman and Chief Executive Officer and M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of the Company furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ M. WAYNE WISEHART	By:	/s/ SCOTT SOLEY

	M. Wayne Wisehart		Scott Soley
	Executive Vice President and Chief Financial Officer		Vice President and Controller
(Chief Accounting Officer)

Dated: May 14, 2003

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

John W. Stanton
Chairman and Chief Executive Officer

Dated: May 14, 2003

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

M. Wayne Wisehart
Executive Vice President and Chief Financial Officer

Dated: May 14, 2003

EXHIBIT INDEX

Exhibit	Description

99.01	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.02	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)