Form 10-Q
period 2003-06-30
WESTERN WIRELESS CORP
filed 2003-08-11
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ______________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [X]  No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 5, 2003

Class A Common Stock, no par value	72,539,887
Class B Common Stock, no par value	6,792,721

Western Wireless Corporation
Form 10-Q
For the Quarter Ended June 30, 2003

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,698	$62,429
Accounts receivable, net of allowance for doubtful accounts of $26,294 and $22,059, respectively	189,726	159,976
Inventory	18,658	24,461
Marketable securities	11,910	10,270
Prepaid expenses and other current assets	40,586	43,078

Total current assets	513,578	300,214
Property and equipment, net of accumulated depreciation of $874,631 and $739,437, respectively	835,819	855,595
Licensing costs and other intangible assets, net of accumulated amortization of $29,089 and $23,838, respectively	1,159,355	1,163,399
Investments in and advances to unconsolidated affiliates	7,401	41,284
Other assets	41,955	38,484

	$2,558,108	$2,398,976

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$70,599	$59,363
Accrued liabilities and other	193,185	185,920
Construction accounts payable	22,779	30,543
Current portion of long-term debt	263,469	144,196

Total current liabilities	550,032	420,022
Long-term debt, net of current portion	2,318,939	2,321,955
Deferred income taxes	130,532	120,687

Total liabilities	2,999,503	2,862,664

Minority interests in consolidated subsidiaries	20,746	22,749

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,496,211 and 72,229,605 shares issued and outstanding, respectively
Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	670,769	669,072
Deferred compensation	(168)	(39)
Accumulated other comprehensive loss	(22,549)	(26,513)
Deficit	(1,110,193)	(1,128,957)

Total net capital deficiency	(462,141)	(486,437)

	$2,558,108	$2,398,976

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Subscriber revenues	$263,903	$198,215	$497,227	$391,409
Roamer revenues	64,190	64,192	126,268	125,055
Fixed line revenues	14,640	13,383	29,691	26,999
Equipment sales	13,233	12,535	26,276	26,204
Other revenues	3,266	2,524	6,944	5,608

Total revenues	359,232	290,849	686,406	575,275

Operating expenses:
Cost of service (exclusive of depreciation included below)	104,846	90,434	199,481	178,182
Cost of equipment sales	37,124	27,638	69,785	53,881
General and administrative	62,211	48,983	120,316	108,085
Sales and marketing	50,851	45,643	98,315	84,754
Depreciation and amortization	71,365	57,382	136,937	117,821
Asset dispositions		7,556	7,640	7,556

Total operating expenses	326,397	277,636	632,474	550,279

Other income (expense):
Interest and financing expense, net	(37,439)	(39,002)	(75,918)	(78,009)
Equity in net income of unconsolidated affiliates, net of tax	1,702	841	645	2,488
Gain on sale of Croatian joint venture	40,519		40,519
Other, net	7,802	(2,529)	6,778	1,636

Total other income (expense)	12,584	(40,690)	(27,976)	(73,885)

Minority interests in net loss of consolidated subsidiaries	1,651	2,590	4,043	5,825

Income (loss) from continuing operations before provision for income taxes	47,070	(24,887)	29,999	(43,064)
Provision for income taxes	(6,745)	(5,055)	(11,235)	(108,988)

Income (loss) from continuing operations	40,325	(29,942)	18,764	(152,052)
Income from discontinued operations		2,565		4,027

Net income (loss)	$40,325	$(27,377)	$18,764	$(148,025)

Basic income (loss) per share:
Continuing operations	$0.51	$(0.38)	$0.24	$(1.93)
Discontinued operations		0.03		0.05

Basic income (loss) per share	$0.51	$(0.35)	$0.24	$(1.88)

Diluted income (loss) per share:
Continuing operations	$0.49	$(0.38)	$0.24	$(1.93)
Discontinued operations		0.03		0.05

Diluted income (loss) per share	$0.49	$(0.35)	$0.24	$(1.88)

Weighted average shares outstanding:
Basic	79,246,000	78,969,000	79,220,000	78,940,000

Diluted	82,348,000	78,969,000	79,801,000	78,940,000

Comprehensive income (loss):
Net income (loss)	$40,325	$(27,377)	$18,764	$(148,025)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	75		151
Unrealized holding gain (loss)	2,426	(1,657)	1,892	(2,753)

Net unrealized gain (loss)	2,501	(1,657)	2,043	(2,753)
Foreign currency translation	897	11,275	948	6,766
Unrealized gain (loss) on hedges	(344)	(3,765)	973	(1,672)

Total comprehensive income (loss)	$43,379	$(21,524)	$22,728	$(145,684)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

Operating activities:
Net income (loss)	$18,764	$(148,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations		(4,027)
Gain on sale of Croatian joint venture	(40,519)
Depreciation and amortization	138,722	119,847
Deferred income taxes	9,845	107,778
Asset dispositions	7,640	7,556
Equity in net loss of unconsolidated affiliates	(645)	(2,488)
Minority interests in net loss of consolidated subsidiaries	(4,043)	(5,825)
Adjustment of interest rate hedges to fair market value	(4,739)	(811)
Non cash interest	5,384	2,577
Other, net	(2,259)	2,481
Changes in operating assets and liabilities	6,475	12,621

Net cash provided by operating activities	134,625	91,684

Investing activities:
Purchase of property and equipment	(99,839)	(158,258)
Additions to licensing costs and other intangible assets	(3,779)	(5,602)
Proceeds from sale of Croatian joint venture	69,630
Receipts from (investments in) unconsolidated subsidiaries	3,540	(722)
Slovenian Credit Facility collateralization	(522)	(18,655)
Other, net	(334)

Net cash used in investing activities	(31,304)	(183,237)

Financing activities:
Additions to long-term debt	139,504	141,826
Repayment of long-term debt	(55,960)	(57,484)
Other, net	437	1,085

Net cash provided by financing activities	83,981	85,427

Effect of exchange rate changes on cash	2,967	2,406
Change in cash and cash equivalents	190,269	(3,720)
Cash and cash equivalents, beginning of period	62,429	45,083

Cash and cash equivalents, end of period	$252,698	$41,363

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

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2002, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated June 30, 2003 and 2002, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K for the year ended December 31, 2002.

2.     Summary of Significant Accounting Policies:

Supplemental Cash Flow Disclosure:

     Cash paid for interest was $80.1 million and $77.8 million for the six months ended June 30, 2003 and 2002, respectively. Cash paid for taxes was $1.4 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2003 presentation.

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of June 30, 2003, we consolidate six of WWI’s operating entities; Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Long-Lived Assets:

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property, predominantly concrete footings.

     We believe that based on the current state of wireless technology and foreseeable developments in this technology, we will need to retain our current cell sites and other facilities in order to sustain our business into the foreseeable future. Most of our leases provide for multiple renewal periods and we expect to renegotiate extensions of our leases beyond the original lease term and current renewal periods. We cannot currently estimate the range of settlement dates, and believe a likely settlement date would be one that extends past the original lease terms. Our cell sites in urban areas required extensive zoning and permitting approvals that have value to the landlord and significantly reduce the likelihood that a landlord would elect to change the use of this property. Further, our rural cell sites are in locations where it is very unlikely a landlord would elect to enforce any remediation obligation since the cell site represents the best use of this property. We do not have sufficient historical experience to determine the probability of enforcement of the remediation for either urban or rural cell sites and believe the most likely probability of enforcement is close to zero. Accordingly, we believe our ARO is insignificant.

Derivative Financial Instruments:

     In February 2003, we entered into interest rate swaps with a total notional value of $296 million. The interest rate swaps were entered into as hedges of the fair value of $100 million of the 10 1/2% Senior Subordinated Notes due June 2006 (the “2006 Notes”) and all of the 10 1/2% Senior Subordinated Notes due February 2007 (the “2007 Notes”). The interest rate swaps expire on the 2006 and 2007 Notes’ respective maturity dates. On a quarterly basis, we will pay a floating rate of interest equal to the three month LIBOR plus a fixed margin, ranging from 7.45% to 7.75%, and receive fixed rate payments of 10.50% in return semi-annually. The fair value of the interest rate swaps was $4.0 million as of June 30, 2003 and is classified as other long-term debt in our condensed consolidated balance sheet.

     The terms of the interest rate swap agreements and the 2006 Notes and 2007 Notes are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). These interest rate swap agreements had no impact on results of operations for the six months ended June 30, 2003.

     We are currently evaluating these interest rate swap agreements and the financial impacts resulting from the retirement of the 2006 Notes and the 2007 Notes (see Note 3). If we chose to keep the interest rate swaps in place, they will no longer qualify for hedge accounting under SFAS No. 133 and we will recognize a gain of approximately $4 million in the third quarter of 2003 based on the fair market value of the swaps at June 30, 2003. If we chose to cancel the swaps, we will recognize a loss of up to $2 million, net, based on certain contractual cancellation fees offset by the fair market value of the swaps at June 30, 2003.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Stock-Based Compensation Plans:

     In December 2002, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted under SFAS No. 148, we have elected to continue to follow the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans. The following table illustrates the effect on our net income (loss), basic income (loss) per share and diluted income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net income (loss):
As reported	$40,325	$(27,377)	$18,764	$(148,025)
Deduct: stock-based compensation expense determined under fair value based method for all awards	(1,319)	(2,460)	(2,554)	(4,517)

Pro forma net income (loss)	$39,006	$(29,837)	$16,210	$(152,542)

Basic income (loss) per share:
As reported	$0.51	$(0.35)	$0.24	$(1.88)

Pro forma	$0.49	$(0.38)	$0.20	$(1.93)

Diluted income (loss) per share:
As reported	$0.49	$(0.35)	$0.24	$(1.88)

Pro forma	$0.47	$(0.38)	$0.20	$(1.93)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002

Weighted average risk free interest rates	4.1%	5.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	75%	66%
Expected lives (in years)	7.5	7.5

     The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Standards:

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for us for financial instruments entered into or modified after May 31, 2003 and for fiscal periods beginning after June 15, 2003 for existing

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

financial instruments. We adopted the provisions of SFAS No. 150 effective July 1, 2003 which had no impact on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003. We adopted the provisions of SFAS No. 149 effective July 1, 2003 on a prospective basis which will have no material effect on our financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities (“VIE”). Prior to FIN No. 46, a company generally included another entity in its consolidated financial statements only if that company controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is either subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to currently existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. We adopted the provisions of FIN No. 46 effective January 31, 2003 for new or revised agreements and adopted the provisions of FIN No 46 for existing agreements on July 1, 2003. The adoption of FIN No. 46 had no material effect on our financial position or results of operations.

     In October 2002, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses arrangements with multiple deliverables specifying how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement should be allocated among the separate units of accounting. EITF No. 00-21 is applicable to an arrangement in which some, but not all of its deliverables are within the scope of other existing higher-level authoritative literature that does not provide guidance with respect to determining separate units of accounting. EITF No. 00-21 indicates a need for Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), to be modified. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF No. 00-21 effective July 1, 2003 on a prospective basis which will have no material effect on our financial position or results of operations.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.     Long-Term Debt:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Credit Facility:
Revolvers	$675,000	$700,000
Term Loans	1,072,000	1,100,000
10½% Senior Subordinated Notes Due 2006	187,050	187,050
10½% Senior Subordinated Notes Due 2007	196,000	196,000
4.625% Convertible Subordinated Notes Due 2023	115,000
tele.ring Term Loan	182,941	151,976
Slovenian Credit Facility	85,993	71,391
Bolivian Bridge Loan	34,700	34,700
Other	33,724	25,034

	2,582,408	2,466,151
Less current portion	(263,469)	(144,196)

	$2,318,939	$2,321,955

     The aggregate amounts of principal maturities as of June 30, 2003, are as follows:

(Dollars in thousands)
Six months ending December 31, 2003	$177,172
Year ending December 31,
2004	165,826
2005	321,345
2006	648,143
2007	504,922
2008	645,000
Thereafter	120,000

$2,582,408

Credit Facility:

     At June 30, 2003, we had a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $500 million term loan (“Term Loan A”); (ii) a $600 million term loan (“Term Loan B”); and (iii) two $500 million revolving loans (“Revolver A” and “Revolver B”).

     In July 2003, we amended the Credit Facility. With the amendment we reduced the commitment under Revolver A to $350 million and prepaid: (i) $150 million under Term Loan A; (ii) $100 million under Term Loan B; and (iii) $150 million under Revolver B. The commitment reduction in Revolver A and each such prepayment was applied to the earliest maturities first. In addition, among other modifications, we modified certain quarterly financial covenants and included a new covenant requiring our domestic operations to maintain a minimum ratio of annualized operating cash flow to senior secured indebtedness. The amendment will also require us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. In 2004, based on current assumptions, we may be required to prepay the Credit Facility between $40 million and $60 million in excess cash flow. These prepayments will not effect the amount available under Revolver A. The amended Credit Facility further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received by us or our

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

domestic subsidiaries from our international subsidiaries. Our applicable margin under Revolver A, Revolver B and Term Loan A, based upon our leverage ratio, has been increased to a range of 1.625% to 2.25% for Eurodollar advances and 0.625% to 1.25% for prime rate advances. The applicable margin for Term Loan B increased to 3.25% for Eurodollar advances and 2.25% for prime rate advances.

10½% Senior Subordinated Notes Due 2006 and 2007:

     At June 30, 2003 we had outstanding $187.1 million and $196.0 million of 10½% Senior Subordinated Notes due 2006 and 2007, respectively (the “2006 Notes” and the “2007 Notes”). On July 17, 2003 the Bank of New York, as trustee, notified holders of the 2006 Notes and the 2007 Notes that we have elected to redeem the entire principal amount of the 2006 Notes and 2007 Notes together with accrued interest on August 18, 2003. The redemption price for the 2006 Notes is 101.75% and the redemption price for the 2007 Notes is 103.5%. We will record an aggregate loss on the early redemption of the 2006 Notes and the 2007 Notes of approximately $14 million in the third quarter of 2003.

9.25% Senior Notes Due 2013:

     In July 2003, we issued $600 million of 9.25% Senior Notes due 2013 (the “2013 Notes”) at par. Interest is payable semi-annually. We may redeem the 2013 Notes at our option at any time on or after July 15, 2008, in whole or from time to time in part, at specified redemption prices, plus accrued and unpaid interest. In addition, on or before July 15, 2008, we may redeem any of the 2013 Notes at our option at any time, in whole, or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the date of redemption at a specified rate. The 2013 Notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness, make certain asset dispositions, make restricted payments, issue capital stock of certain wholly-owned subsidiaries and enter into certain mergers, sales or combinations. The 2013 Notes are unsecured and will rank equally in right of payment to all existing and future senior unsecured obligations of ours. Additionally, the 2013 Notes will rank senior in right of payment to all existing and future subordinated obligations including the 2006 Notes, 2007 Notes and the 2023 Notes (see below).

4.625% Convertible Subordinated Notes Due 2023:

     In June 2003, we issued $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) at par. Interest is payable semi-annually. The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, an equivalent amount of cash in lieu of shares of common stock. In addition, holders may require that we repurchase all or a portion of the 2023 Notes on June 15, 2013 and June 15, 2018 at par plus accrued interest payable in cash or Class A common stock, at our option. Between June 18, 2006 and June 18, 2010, we may redeem in whole or in part the 2023 Notes in cash at par plus accrued interest plus a make whole amount equal to the present value of the remaining scheduled interest payments through and including June 15, 2010, subject to the closing sales price of our common stock exceeding the conversion price by 150% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. Between June 18, 2010 and June 18, 2013, we may redeem in cash at par plus accrued interest all or a portion of the 2023 Notes subject to the closing sales price of our common stock exceeding the conversion price by 125% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. After June 18, 2013, the 2023 Notes are redeemable at par plus accrued interest. The 2023 Notes are subordinate in right of payment to the Credit Facility, the 2013 Notes and all indebtedness and other liabilities of our subsidiaries.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

Slovenian Credit Facility:

     In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital; and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. In May 2003, WWI contributed an additional $2.9 million in equity to Vega as a result of Vega’s revenue shortfalls during the three months ended March 31, 2003. As of June 30, 2003, Vega is not in compliance with certain covenants, including its network coverage, minimum service revenue and minimum subscriber covenants. As a result, WWI and the participating banks are negotiating, and have substantially agreed to, all material terms of an amended credit facility. Under the terms of the drafted amendment, the following changes to the terms of the Slovenian Credit Facility will be made: (i) all undrawn commitments will be cancelled; (ii) substantially all of Vega’s operating and financial covenants will be eliminated; (iii) WWIC will guarantee the loan and WWIC will agree to financial and other covenants; (iv) balances of approximately $21.4 million in collateral accounts supporting the existing loan will be utilized to pay down principal; and (v) the repayment schedule for outstanding borrowings will remain unchanged. We have obtained a waiver of certain covenants through August 28, 2003. So long as the amendment process is moving forward in an acceptable manner, we believe that no action to accelerate the loans under the Slovenian Credit Facility will be taken. Based on the facts, we have presented the Slovenian Credit Facility in the current portion of long-term debt as required by U.S. GAAP. Once the amendment is in place, the long-term portion of the Slovenian Credit Facility will be classified as long-term based on the original maturities schedule. However, there can be no assurance that the participating banks will grant the amendment. In the event Vega does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand. As of June 30, 2003, Vega had $86.0 million outstanding under the Slovenian Credit Facility.

Bolivian Bridge Loan:

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its pro rata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. The loan was originally scheduled to mature in its entirety in October 2002. Currently, the maturity date of the Bolivian Bridge Loan has been extended to August 19, 2003 and may be extended to September 30, 2003 at the sole discretion of the lender. Minimum net worth and capitalization covenants have also been extended. In March 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“Bolivian Refinancing”). The final terms of the Bolivian Refinancing are still being negotiated with prospective lenders. We expect, but there can be no assurance, the Bolivian Bridge Loan will be refinanced in the third quarter of 2003 at which time WWIC will be required to provide $11.6 million as cash collateral for a letter of credit in favor of OPIC until such time as NuevaTel satisfies certain financial and other conditions. Until the Bolivian Refinancing is finalized, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted or that the Bolivian Refinancing will be consummated. As of June 30, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

Use of Proceeds:

     Subsequent to the end of the quarter, we used the proceeds from the 2013 Notes, the 2023 Notes and the sale of our minority interest in VIP-Net GSM d.o.o. (“VIP-Net”, see Note 6) to prepay $400 million of the Credit Facility, applied to earliest maturities first, as provided for under the Credit Facility amendment. The remainder of the proceeds will be used to redeem the 2006 Notes and 2007 Notes, as discussed above.

     The following represents the aggregate amounts of principal maturities taking the previously mentioned transactions into consideration:

(Dollars in thousands)
Six months ending December 31, 2003	$124,172
Year ending December 31,
2004	9,826
2005	215,345
2006	455,093
2007	302,922
2008	572,000
Thereafter	720,000

$2,399,358

4. Commitments and Contingencies:

Shelf Registration Statement:

     In April 2003, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. In addition, we have agreed to file a shelf registration statement with the SEC to register the resale of the 2023 Notes and the shares of Class A common stock issuable upon their conversion. In the event certain registration defaults relating to the filing, effectiveness or availability of that shelf registration statement exist, then for the first 90-day period that such default exists the annual rate of interest on the 2023 Notes will increase by 0.25%. For any additional days that such a registration default exists, the annual rate of interest on the 2023 Notes will increase by 0.50%. We have also agreed to file a registration statement pursuant to which we will either offer to exchange the 2013 Notes for substantially similar notes that are registered or, in certain circumstances, register the resale of the 2013 Notes. In the event certain registration defaults relating to the filing, effectiveness or availability of the registration statement exist, then for each 90-day period that such default exists the annual rate of interest on the 2013 Notes will increase by 0.25% to a maximum of 1.00%. We intend to file additional registration statements as well as use the Shelf Registration Statement to effect these registrations.

Ghana:

     Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been stifled. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. WWC’s net investment in Westel at June 30, 2003 was approximately $5.0 million.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

Haiti:

     In accordance with the Rights Agreements entered into in September 1998 by WWI with two of the shareholders of Communication Cellulaire d’ Haiti, S.A. (“COMCEL”), WWI’s Haitian subsidiary, these two minority shareholders have the right to elect that WWI purchase all of their shares at fair market value, as defined in the agreements, within the 30 day period after COMCEL’s issuance of its December 31, 2003 financial statements. Island Cellular LLC, a limited liability company organized under the laws of New York, and High Ridge Holdings, Inc., a Delaware corporation, own a 20% and 4% interest, respectively, in COMCEL at June 30, 2003. If WWI and the two shareholders cannot agree on a fair market valuation of COMCEL, all of the shares of COMCEL may be sold to a third party.

5. Income (Loss) Per Common Share:

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share – “basic” and “diluted.”

     Basic income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. Diluted income (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and upon the assumed conversion of our 2023 Notes in 2003 as if conversion to common shares had occurred at the issue date. For those years presented with net losses, the options outstanding are antidilutive, thus basic and diluted loss per share are equal. Dilutive weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were 50,000 and 334,000 for the three months and six months ended June 30, 2002, respectively, because they were antidilutive. As of June 30, 2003, 1,141,000 shares issuable upon the assumed conversion of our 2023 Notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2003 because they were antidilutive.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$40,325	$(29,942)	$18,764	$(152,052)
Income from discontinued operations		2,565		4,027

Net income (loss) — basic	40,325	(27,377)	18,764	(148,025)
Interest and financing expense of 2023 Notes	284

Net income (loss) — diluted	$40,609	$(27,377)	$18,764	$(148,025)

Denominator:
Weighted average shares:
Basic	79,246,000	78,969,000	79,220,000	78,940,000
Effect of dilutive shares:
Stock options	833,000		581,000
2023 Notes	2,269,000

Weighted average shares:
Diluted	82,348,000	78,969,000	79,801,000	78,940,000

Basic income (loss) per share:
Continuing operations	$0.51	$(0.38)	$0.24	$(1.93)
Discontinued operations		0.03		0.05

Basic income (loss) per share	$0.51	$(0.35)	$0.24	$(1.88)

Diluted income (loss) per share:
Continuing operations	$0.49	$(0.38)	$0.24	$(1.93)
Discontinued operations		0.03		0.05

Diluted income (loss) per share	$0.49	$(0.35)	$0.24	$(1.88)

6. Acquisitions and Dispositions:

Croatia Disposition:

     In October 1998, VIP-Net was formed as a joint venture between WWI, Mobilkom Austria (“Mobilkom”) and four other partners in Austria and Croatia. In June 2003, WWI sold its 19% minority ownership interest in VIP-Net to Mobilkom for $69.6 million in cash, which included repayment of a loan to WWI. Additionally, Mobilkom assumed WWI’s portion of the guarantee of VIP-Net’s credit facility, which was secured by WWI’s shares of VIP-Net. This transaction resulted in a gain on sale of $40.5 million.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

Arizona 6 Disposition:

     In May 2003, we signed an asset purchase agreement to sell the assets and license for our Arizona 6 Rural Service Area (“RSA”) for $22.8 million in cash. The sales price of this RSA reflects that future cash flows will be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA during the first quarter of 2003 of $7.6 million which is included in asset dispositions in our consolidated statement of operations. General market prices along with the sales price of this RSA still support our aggregate license valuation and do not indicate any broader impairment issue. We do not anticipate any further impact to our statement of operations related to this disposition. We expect this transaction to close during the third quarter of 2003.

PCS Licenses Acquisition:

     In May 2003, we entered into an agreement with T-Mobile USA, Inc. (“TMO”) in which we are receiving certain domestic FCC licenses for a nominal amount of cash and have agreed to provide discounted GSM roaming services through 2013. TMO is considered a related party by us as our Chairman of the Board, Director and Chief Executive Officer is also the Chairman of the Board and a Director of TMO. We expect this transaction to close during the third quarter of 2003.

7. Segment Information:

     Our operations are overseen by domestic and international management teams, each reporting to the Chief Executive Officer of the Company. Domestically, we mainly provide cellular services in rural markets in the western United States. Our international operations consist mainly of consolidated subsidiaries and operating entities throughout the world providing predominately wireless services. Certain centralized back office costs and assets benefit all of our operations. These costs are allocated to both segments in a manner which reflects the relative time devoted to each of the segments.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2003
Total revenues	$239,777	$119,455	$359,232
Depreciation and amortization expense	54,527	16,838	71,365
Interest and financing expense, net	22,252	15,187	37,439
Adjusted EBITDA(1)	105,044	(844)	104,200
Total capital expenditures	33,700	14,391	48,091
Six months ended June 30, 2003
Total revenues	$461,254	$225,152	$686,406
Depreciation and amortization expense	104,630	32,307	136,937
Asset dispositions	7,640		7,640
Interest and financing expense, net	46,032	29,886	75,918
Adjusted EBITDA(1)	202,892	(4,383)	198,509
Total capital expenditures	64,305	35,534	99,839
At June 30, 2003
Total assets	$1,951,517	$606,591	$2,558,108

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2002
Total revenues	$222,591	$68,258	$290,849
Depreciation and amortization expense	47,130	10,252	57,382
Asset dispositions	7,556		7,556
Interest and financing expense, net	28,031	10,971	39,002
Adjusted EBITDA(1)	91,969	(13,818)	78,151
Total capital expenditures	30,468	49,781	80,249
Six months ended June 30, 2002
Total revenues	$433,868	$141,407	$575,275
Depreciation and amortization expense	96,692	21,129	117,821
Asset dispositions	7,556		7,556
Interest and financing expense, net	57,035	20,974	78,009
Adjusted EBITDA(1)	176,856	(26,483)	150,373
Total capital expenditures	65,743	92,515	158,258
At June 30, 2002
Total assets	$1,817,741	$566,767	$2,384,508

(1) Adjusted EBITDA

     EBITDA, which the Company has in the past also referred to as cash flow, is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, when the Company uses the non-GAAP financial measure EBITDA it further excludes the following items: (i) asset dispositions; (ii) stock-based compensation; (iii) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (iv) (gain) loss on sale of Croatian joint venture; (v) minority interests in net loss of consolidated subsidiaries; and (vi) income from discontinued operations. Accordingly, the Company has revised the title “EBITDA” that it has used in the past to “Adjusted EBITDA.” Each of the items excluded from Adjusted EBITDA referenced above is presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

     Other companies in the wireless industry may define Adjusted EBITDA in a different manner or present other varying financial measures, and, accordingly, the Company’s presentation may not be comparable to other similarly titled measures of other companies. The Company’s calculation of Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.

     The Company views Adjusted EBITDA as an operating performance measure and as such, believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income (loss). The Company has presented Adjusted EBITDA because this financial measure, in combination with other financial measures, is an integral part of the Company’s internal reporting system utilized by management to assess and evaluate the performance of its business. Adjusted EBITDA is also considered a significant performance measure. It is used by management as a measurement of the Company’s success in obtaining, retaining and servicing customers by reflecting the Company’s ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which the Company evaluates their performance.

     Adjusted EBITDA is consistent with certain financial measures used in the Company’s Credit Facility and 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

     Adjusted EBITDA should not be construed as an alternative to net income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. The Company believes Adjusted EBITDA is useful to investors as a means to evaluate the Company’s operating performance prior to financing costs, deferred tax charges, non-cash depreciation and amortization expense and certain other non-cash charges. Although Adjusted EBITDA may be defined differently by other companies in the wireless industry, the Company believes that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
 (Unaudited)

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended June 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$22,994	$17,331	$40,325	$1,004	$(28,381)	$(27,377)
Depreciation and amortization	54,527	16,838	71,365	47,130	10,252	57,382
Asset dispositions				7,556		7,556
Stock-based compensation
Interest and financing expense, net	22,252	15,187	37,439	28,031	10,971	39,002
Equity in net (income) loss of unconsolidated
affiliates, net of tax and other, net	(2,339)	(7,165)	(9,504)	4,010	(2,322)	1,688
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated
subsidiaries		(1,651)	(1,651)		(2,590)	(2,590)
Provision for income taxes	6,036	709	6,745	4,238	817	5,055
Income from discontinued operations					(2,565)	(2,565)

Adjusted EBITDA	$105,044	$(844)	$104,200	$91,969	$(13,818)	$78,151

	Six months ended June 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$37,523	$(18,759)	$18,764	$(90,419)	$(57,606)	$(148,025)
Depreciation and amortization	104,630	32,307	136,937	96,692	21,129	117,821
Asset dispositions	7,640		7,640	7,556		7,556
Stock-based compensation
Interest and financing expense, net	46,032	29,886	75,918	57,035	20,974	78,009
Equity in net (income) loss of unconsolidated
affiliates, net of tax and other, net	(4,352)	(3,071)	(7,423)	(1,786)	(2,338)	(4,124)
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated
subsidiaries		(4,043)	(4,043)		(5,825)	(5,825)
Provision for income taxes	9,845	1,390	11,235	107,778	1,210	108,988
Income from discontinued operations					(4,027)	(4,027)

Adjusted EBITDA	$202,892	$(4,383)	$198,509	$176,856	$(26,483)	$150,373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” contained in our Form 10-K for the year ended December 31, 2002.

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

     Historically, we have provided analog service to our customers and have deployed Time Division Multiple Access (“TDMA”) digital voice channels throughout our network to support our roaming partners. During 2001 we began deploying Code Division Multiple Access (“CDMA”) throughout our network, which allows us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of consumer-based wireless internet-related services. At June 30, 2003, we covered approximately 55% of our licensed population with CDMA digital technology. In 2003, we announced our intention to offer Global System for Mobile Communications/General Packet Radio Service (“GSM”) services to our roaming partners.

     We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). The balance is owned by the President of WWI who is also an Executive Vice President of the Company. WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in eight countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. These six entities are consolidated into our financial results. Operations in Côte d’Ivoire and Georgia are accounted for using the equity method. In the fourth quarter of 2002, WWI sold its majority ownership interest in its Icelandic subsidiary and wrote off its investment in Côte d’Ivoire. In the second quarter of 2003, WWI sold its minority interest in its Croatian joint venture, VIP-Net GSM d.o.o. (“VIP-Net”).

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method are presented on a one-quarter lag.

     Results of Domestic Operations for the Three and Six Months Ended June 30, 2003 and 2002

     We had 1,231,200 domestic subscribers at June 30, 2003. This represents an increase of 15,100 and 33,400 compared to March 31, 2003 and December 31, 2002, respectively. We had 1,165,300 domestic subscribers at June 30, 2002. This represented an increase of 5,800 and a decrease of 11,200 compared to March 31, 2002 and December 31, 2001, respectively.

     The following table sets forth certain financial data as it relates to our domestic operations:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Revenues:
Subscriber revenues	$173,886	$151,999	$336,253	$297,677
Roamer revenues	54,704	58,841	102,883	111,851
Equipment sales	10,648	10,463	20,464	20,888
Other revenues	539	1,288	1,654	3,452

Total revenues	$239,777	$222,591	$461,254	$433,868
Operating expenses:
Cost of service	$43,344	$46,157	$82,729	$90,491
Cost of equipment sales	22,231	19,302	41,129	37,732
General and administrative	40,575	34,947	79,552	72,835
Sales and marketing	28,583	30,216	54,952	55,954
Depreciation and amortization	54,527	47,130	104,630	96,692
Asset dispositions		7,556	7,640	7,556

Total operating expenses	$189,260	$185,308	$370,632	$361,260

Adjusted EBITDA	$105,044	$91,969	$202,892	$176,856

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.”

Domestic Revenues

     The increase in subscriber revenues for the three and six month periods ended June 30, 2003, compared to the same periods one year ago, was due partly to an increase in average revenue per unit (“ARPU” defined as subscriber revenues divided by average subscribers) and due partly to growth in subscribers. ARPU was $47.37 for the three months ended June 30, 2003, a $3.78, or 8.7%, increase from $43.59 for the three months ended June 30, 2002. ARPU was $46.14 for the six months ended June 30, 2003, a $3.77, or 8.9%, increase from $42.37 for the six months ended June 30, 2002. The increase in ARPU was due to many factors including the receipt of federal universal service fund payments as an Eligible Telecommunications Carrier for certain of our traditional mobile services customers which contributed $1.88 and $2.00 to the increase in ARPU for the three and six months ended June 30, 2003, respectively. In addition, we continued to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. Further, in May 2003, we began charging $0.97 per month to our subscribers to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced 911. We expect these combined factors will result in higher ARPU in 2003 as compared to 2002. We expect to continue to receive universal fund payments for certain mobile subscribers who reside in areas for which we are eligible to receive such payments, but we can provide no long-term assurances that federal universal service fund payments will continue at the current level, if at all.

     The decrease in roamer revenue for the three and six months ended June 30, 2003, compared to the same periods a year ago was primarily due to a decrease in the rates charged between carriers partially offset by an increase in roaming traffic on our network. In March 2002, we extended our TDMA roaming agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), our largest roaming partner. This extension became effective June 16, 2002 and remains in effect until June 15, 2006. In the first year, the extended agreement provided for lower per minute rates compared to the contractual rates that expired June 15, 2002. The extended agreement also provides for slight rate decreases charged to AT&T Wireless in both the second and third year of the agreement. Additionally, in April 2002, we signed new roaming agreements with Verizon Wireless Corporation (“Verizon”) and Cingular Wireless (“Cingular”) effective through March and April 2005, respectively. In May 2003, we announced the signing of additional long-term roaming agreements with T-Mobile USA, Inc. through 2013 and Cingular through 2008 to provide GSM services to their customers utilizing our network. Further, in July 2003, we announced the signing of an additional GSM long-term roaming agreement with AT&T Wireless through 2006. We expect to begin offering GSM roaming services in the fourth quarter of 2003. Although certain of our existing roamer contracts contain year-over-year contractual rate decreases, we expect the new GSM roaming agreements along with growth in volume from existing roamer partners to hold roamer revenues for the second half of 2003 constant compared to the second half of 2002.

Domestic Operating Expenses

     The decrease in cost of service for the three and six month periods ended June 30, 2003, compared to the same periods one year ago, was due primarily to a decrease in interconnection costs. In addition, we experienced decreased off-network roaming costs for our customers as a result of lower contractual rates contained in our new roaming agreements. These savings were partially offset by increased costs associated with supporting growth in the number of subscriber and roamer minutes of use (“MOU”). Domestic cost of service per MOU decreased to $0.022 per MOU for the three months ended June 30, 2003 and $0.023 per MOU for the six months ended June 30, 2003, compared to $0.032 per MOU for the three months ended June 30, 2002 and $0.034 per MOU for the six months ended June 30, 2002. The decrease in domestic cost of service per MOU was due mainly to lower interconnect rates and the decrease in off-network roaming costs as discussed above. In addition, we continued to see decreases in the fixed cost components of cost of service on a per minute basis. We expect cost of service dollars to increase in future quarters as a result of: (i) a growing subscriber base; (ii) an increase in other carriers’ customers roaming on our network; and (iii) an increase in rate plans that include larger home calling areas. Domestic cost of service per MOU is expected to decrease slightly for 2003 compared to 2002 as economies of scale continue to be realized.

     Cost of equipment sales increased for the three and six month periods ended June 30, 2003 compared to the same periods one year ago. The increase was the result of an increase in the volume of handsets sold partially offset by a decrease in the average per unit cost of handsets sold. For the remainder of 2003, we expect that regulatory and technological requirements, along with demand for feature rich handsets, will increase our per unit cost of handsets as compared to 2002. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice. We expect to continue to do so in the future.

     General and administrative costs increased for the three and six month periods ended June 30, 2003 compared to the same periods one year ago. The year-over-year increase was a result of an increase in bad debt expense and a larger subscriber base. Our domestic general and administrative monthly cost per average subscriber for the three months ended June 30, 2003 increased to $11.05 compared to $10.02 for the three months ended June 30, 2002. Our domestic general and administrative monthly cost per average subscriber for the six months ended June 30, 2003 increased to $10.92 compared to $10.37 for the six months ended June 30, 2002. We anticipate our domestic general and administrative monthly cost per average subscriber will increase slightly in 2003 as compared to 2002. The anticipated slight year-over-year increase on a per subscriber basis is due mainly to a year-over-year increase in bad debt expense.

     Sales and marketing costs decreased slightly for the three and six month periods ended June 30, 2003, compared to the same periods one year ago due primarily to a decrease in cost per gross subscriber addition partially offset by an increase in the number of gross subscriber additions. Cost per gross subscriber addition (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross subscriber additions for the period) decreased to $395 for the three months ended June 30, 2003 compared to $445 for the three months ended June 30, 2002. For the six months ended June 30, 2003, cost per gross subscriber addition decreased to $390 compared to $449 for the six months ended June 30, 2002. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These retention costs had a $68 and $53 impact on cost per gross subscriber addition for the three months ended June 30, 2003 and 2002, respectively, and a $61 and $50 impact on cost per gross subscriber addition for the six months ended June 30, 2003 and 2002, respectively. We expect cost per gross subscriber addition, including the loss on equipment sales, to decrease in 2003 as compared to 2002 as we continue to shift to a more variable cost structure.

     The increase in depreciation and amortization expense for the three and six months ended June 30, 2003, compared to the same periods in 2002, was mainly attributable to the growth of domestic wireless communication system assets.

     The asset dispositions loss for the six months ended June 30, 2003 resulted from recording a $7.6 million impairment charge related to the pending sale of one of our RSAs. The sales price of this RSA reflects that future cash flows will be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA during the first quarter of 2003 of $7.6 million which is included in asset dispositions in our condensed consolidated statement of operations. We expect this transaction to close during the third quarter of 2003 and do not anticipate any further impact to our financial results related to this disposition.

     The asset dispositions loss for the three and six months ended June 30, 2002 resulted from the implementation of our strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge in the second quarter of 2002 of approximately $7.6 million related to the disposition of certain of our paging assets.

Domestic Adjusted EBITDA

     Domestic Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. The increase for the three and six months ended June 30, 2003 compared to the same periods in 2002 was the result of an increase in revenues in conjunction with decreases in cost of service and sales and marketing expenses. These items were partially offset by increases in cost of equipment sales and general and administrative expenses. Management expects domestic Adjusted EBITDA to increase at a moderate pace in 2003.

     Results of International Operations for the Three and Six Months Ended June 30, 2003 and 2002

     Our international consolidated operations offer postpaid and prepaid mobile services in Austria, Ireland, Slovenia, Bolivia and Haiti and fixed line service mainly in Austria. We had 902,100 consolidated international customers at June 30, 2003. This represented an increase of 65,700 and 160,800, or 8% and 22%, compared to March 31, 2003 and December 31, 2002, respectively. We had 579,500 consolidated international customers at June 30, 2002. This represented an increase of 54,500 and 88,400, or 10% and 18%, compared to March 31, 2002 and December 31, 2001, respectively. As of June 30, 2003 and 2002, approximately 62% and 69%, respectively, of our consolidated international customers were prepaid customers. As of June 30, 2003, we had 165,700 fixed lines. This represented a decrease of 5,900 and 10,200, or 3% and 6%, compared to March 31, 2003 and December 31, 2002, respectively.

     The following table sets forth certain financial data as it relates to our international operations:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Revenues:
Subscriber revenues	$90,017	$46,216	$160,974	$93,732
Roamer revenues	9,486	5,351	23,385	13,204
Fixed line revenues	14,640	13,383	29,691	26,999
Equipment sales	2,585	2,072	5,812	5,316
Other revenues	2,727	1,236	5,290	2,156

Total revenues	$119,455	$68,258	$225,152	$141,407
Operating expenses:
Cost of service	$61,502	$44,277	$116,752	$87,691
Cost of equipment sales	14,893	8,336	28,656	16,149
General and administrative	21,636	14,036	40,764	35,250
Sales and marketing	22,268	15,427	43,363	28,800
Depreciation and amortization	16,838	10,252	32,307	21,129

Total operating expenses	$137,137	$92,328	$261,842	$189,019

Adjusted EBITDA	$(844)	$(13,818)	$(4,383)	$(26,483)

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.”

     Because WWI has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three and six months ended June 30, 2003, reflect the effect of a 19% and 18%, respectively, appreciation of the euro as compared to the U.S. dollar, compared to the same periods in 2002, which had a comparable positive impact on revenues and a negative impact on operating expenses. Such European subsidiaries, in aggregate, represented 85% and 87% of total international segment revenues and operating expenses, respectively, for the three months ended June 30, 2003. Such European subsidiaries represented 85% and 88% of total international segment revenues and operating expenses, respectively, for the six months ended June 30, 2003. Fluctuations in exchange rates have less effect on local operating results, however, because WWI conducts business primarily in the currencies of the countries in which they operate. Management cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

     The increase in subscriber revenues for the three and six months ended June 30, 2003, compared to the same periods in 2002, was mainly due to an increase in the number of subscribers across all of our markets and the strengthening of the euro as compared to the U.S. dollar. Management anticipates continued growth in subscriber revenues throughout the remainder of 2003, exclusive of changes in currency exchange rates, as we add international subscribers and focus on growing ARPU.

     The increase in roamer revenues for the three and six months ended June 30, 2003, compared to the same periods in 2002, was primarily due to expanded coverage in key tourist areas in Austria and throughout Ireland and the strengthening of the euro as compared to the U.S. dollar. Management expects roamer revenues to increase, exclusive of currency exchange rates, throughout the remainder of 2003 as compared to the same period in 2002 as WWI expands its European coverage.

     Fixed line revenues increased for the three and six months ended June 30, 2003, compared to the same periods in 2002, mainly because of the strengthening of the euro as compared to the U.S. dollar, which offset an actual decline in fixed line revenue in the local currency caused by a decline in the number of subscribers, mainly in Austria.

     Equipment sales remained consistent for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to selling more handsets at a lower average price per handset.

     Other revenues increased for the three and six months ended June 30, 2003, compared to the same periods in 2002, mainly as a result of the launch of long distance services in Bolivia in August 2002 and increased international long-distance usage in Ghana.

International Operating Expenses

     Operating expenses represent the expenses incurred by our consolidated international markets and headquarters administration in the United States.

     Cost of service increased for the three and six months ended June 30, 2003, as compared to the same periods in 2002. This was due primarily to an increase in the number of subscribers across all of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, monthly cost of service was $23.58 and $26.72 for the three months ended June 30, 2003 and 2002, respectively. On a per average international subscriber basis, average monthly cost of service was $23.68 and $27.30 for the six months ended June 30, 2003 and 2002, respectively. These decreases are mainly due to increased cost efficiencies as a result of a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar which increased cost of service on a per average international subscriber basis by $5.54 and $5.43 for the three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. Management expects cost of service dollars to increase for the remainder of 2003, as compared to the same period in 2002, due to a growing subscriber base, but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

     Cost of equipment sales increased for the three and six months ended June 30, 2003, compared to the same periods in 2002, mainly due to an increase in gross subscriber additions across all our markets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handset, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     General and administrative costs increased for the three and six months ended June 30, 2003 compared to the same periods in 2002, due primarily to an increase in the number of subscribers across the majority of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, general and administrative monthly cost decreased to $8.30 and $8.27 for the three and six months ended June 30, 2003, respectively as compared to $8.47 and $10.97 for the three and six months ended June 30, 2002, respectively. These decreases were mainly due to increased cost efficiencies, partially offset by the strengthening of the euro to the U.S. dollar which increased general and administrative monthly cost on a per international subscriber basis by $1.34 and $1.65 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Management expects general and administrative dollars to increase throughout the remainder of 2003, as compared to 2002, as a result of a growing subscriber base, but decline on a per international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

     Sales and marketing costs increased for the three and six months ended June 30, 2003 compared to the same periods in 2002 primarily due to increased sales and promotion expenses, mainly in Austria, and the strengthening of the euro as compared to the U.S. dollar. International cost per gross subscriber addition (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross subscriber additions for the period) increased to $194.54 for the three months ended June 30, 2003 from $192.02 for the three months ended June 30, 2002. This year-over-year increase is primarily due to the strengthening of the euro as compared to the U.S. dollar partially offset by reduced sales costs in Ireland and Slovenia. International cost per gross subscriber addition decreased to $186.10 for the six months ended June 30, 2003 from $193.45 for the six months ended June 30, 2002. This year-over-year decrease is primarily due to reduced sales costs in Ireland and Slovenia partially offset by strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro increased cost per gross addition by $40.21 and $37.25 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Management expects sales and marketing costs, including equipment subsidies, to increase for the remainder of 2003, as compared to the same period in 2002, due to a higher number of gross additions.

     Depreciation and amortization expense increased for the three and six months ended June 30, 2003 compared to the same periods in 2002, primarily due to network expansion in our European markets and the strengthening of the euro as compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, management anticipates depreciation and amortization will increase in future periods.

International Adjusted EBITDA

     Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved for the three and six months ended June 30, 2003, compared to the same periods in 2002, due to revenue growth and cost efficiencies in existing markets. We expect international Adjusted EBITDA to improve throughout the remainder of 2003 as compared to the same period in 2002 as a result of continued subscriber growth and cost efficiencies in existing markets.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

     EBITDA, which the Company has in the past also referred to as cash flow, is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, when the Company uses the non-GAAP financial measure EBITDA it further excludes the following items: (i) asset dispositions; (ii) stock-based compensation; (iii) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (iv) (gain) loss on sale of Croatian joint venture; (v) minority interests in net loss of consolidated subsidiaries; and (vi) income from discontinued operations. Accordingly, the Company has revised the title “EBITDA” that it has used in the past to “Adjusted EBITDA.” Each of the items excluded from Adjusted EBITDA referenced above is presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

     Other companies in the wireless industry may define Adjusted EBITDA in a different manner or present other varying financial measures, and, accordingly, the Company’s presentation may not be comparable to other similarly titled measures of other companies. The Company’s calculation of Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.

     The Company views Adjusted EBITDA as an operating performance measure and as such, believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income (loss). The Company has presented Adjusted EBITDA because this financial measure, in combination with other financial measures, is an integral part of the Company’s internal reporting system utilized by management to assess and evaluate the performance of its business. Adjusted EBITDA is also considered a significant performance measure. It is used by management as a measurement of the Company’s success in obtaining, retaining and servicing customers by reflecting the Company’s ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which the Company evaluates their performance.

     Adjusted EBITDA is consistent with certain financial measures used in the Company’s Credit Facility and 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

     Adjusted EBITDA should not be construed as an alternative to net income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. The Company believes Adjusted EBITDA is useful to investors as a means to evaluate the Company’s operating performance prior to financing costs, deferred tax charges, non-cash depreciation and amortization expense and certain other non-cash charges. Although Adjusted EBITDA may be defined differently by other companies in the wireless industry, the Company believes that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended June 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$22,994	$17,331	$40,325	$1,004	$(28,381)	$(27,377)
Depreciation and amortization	54,527	16,838	71,365	47,130	10,252	57,382
Asset dispositions				7,556		7,556
Stock-based compensation
Interest and financing expense, net	22,252	15,187	37,439	28,031	10,971	39,002
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	(7,165)	(9,504)	4,010	(2,322)	1,688
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated subsidiaries		(1,651)	(1,651)		(2,590)	(2,590)
Provision for income taxes	6,036	709	6,745	4,238	817	5,055
Income from discontinued operations					(2,565)	(2,565)

Adjusted EBITDA	$105,044	$(844)	$104,200	$91,969	$(13,818)	$78,151

	Six months ended June 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$37,523	$(18,759)	$18,764	$(90,419)	$(57,606)	$(148,025)
Depreciation and amortization	104,630	32,307	136,937	96,692	21,129	117,821
Asset dispositions	7,640		7,640	7,556		7,556
Stock-based compensation
Interest and financing expense, net	46,032	29,886	75,918	57,035	20,974	78,009
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	(3,071)	(7,423)	(1,786)	(2,338)	(4,124)
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated subsidiaries		(4,043)	(4,043)		(5,825)	(5,825)
Provision for income taxes	9,845	1,390	11,235	107,778	1,210	108,988
Income from discontinued operations					(4,027)	(4,027)

Adjusted EBITDA	$202,892	$(4,383)	$198,509	$176,856	$(26,483)	$150,373

Consolidated Other Income (Expense)

     Consolidated interest and financing expense, net decreased to $37.4 million and $75.9 million for the three and six months ended June 30, 2003, from $39.0 million and $78.0 million for the same periods one year ago. The decrease was primarily due to a reduction of our weighted average interest rate partially offset by a slight increase in our average debt balance. For the three months ended June 30, 2003 and 2002, the domestic weighted average interest rate paid to third parties was 6.0% and 6.7%, respectively. For the six months ended June 30, 2003 and 2002, the domestic weighted average interest rate paid to third parties was 6.1% and 6.7%, respectively. For the three months ended June 30, 2003 and 2002, the consolidated international weighted average interest rates paid to third parties by WWI was 6.7% and 6.6%, respectively. For the six months ended June 30, 2003 and 2002, the consolidated international weighted average interest rates paid to third parties by WWI was 6.9% and 6.6%, respectively. We anticipate consolidated interest and financing expense to increase for the remainder of 2003 as compared to 2002 due to the restructuring and refinancing of our existing domestic financing arrangements (for further discussion see “Consolidated Liquidity and Capital Resources”). This restructuring will result in a higher domestic weighted average interest rate partially offset by a decrease in our average debt balance.

     In the second quarter of 2003, we recognized a $40.5 million gain related to the sale of WWI’s investment in VIP-Net in Croatia. Our proceeds were $69.6 million.

Provision for Income Taxes

     For the six months ended June 30, 2003, compared to the same period in 2002, the provision for income taxes has decreased $97.8 million. In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, for the six months ended June 30, 2002, we incurred a deferred income tax provision of approximately $107.8 million mainly to increase the valuation allowance related to our net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002, we continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $10.9 million for the six months ended June 30, 2002. The continuing deferred income tax provision resulted from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period. This adjustment reflected tax accounting requirements and was not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. Deferred income taxes represented a non-cash charge and were not currently paid or payable and accordingly there was no impact on interim cash flows from operating, investing or financing activities. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

     For the three and six months ended June 30, 2003, the ongoing difference between book and tax amortization resulted in an additional domestic deferred income tax provision of approximately $6.0 million and $9.8 million, respectively. For the three months ended June 30, 2003, this was comprised of a $6.0 million deferred income tax provision. For the six months ended June 30, 2003, this was comprised of $12.3 million as a deferred income tax provision partially offset by a $2.5 million decrease to the deferred income tax provision. The decrease in the deferred income tax provision was related to reversing the cumulative deferred income tax provision associated with the impairment charge reflected in asset dispositions.

Consolidated Loss from Continuing Operations

     For the three months ended June 30, 2003, on a consolidated basis, the $70.3 million improvement in the income (loss) from continuing operations resulted mainly from those items discussed in the “Domestic Adjusted EBITDA” and “International Adjusted EBITDA” sections above along with the gain on sale of the Croatian joint venture.

Total Discontinued Operations

     Total discontinued operations for the three and six months ended June 30, 2002 represented net income of $2.6 million and $4.0 million, respectively, from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002.

Consolidated Liquidity and Capital Resources

     At June 30, 2003 we had a $2.1 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $500 million term loan (“Term Loan A”); (ii) a $600 million term loan (“Term Loan B”); and (iii) two $500 million revolving loans (“Revolver A” and “Revolver B”).

     In July 2003, we amended the Credit Facility. With the amendment we reduced the commitment under Revolver A to $350 million and prepaid: (i) $150 million under Term Loan A; (ii) $100 million under Term Loan B; and (iii) $150 million under Revolver B. The commitment reduction in Revolver A and each such prepayment was applied to the earliest maturities first. In addition, among other modifications, we modified certain quarterly financial covenants and included a new covenant requiring our domestic operations to maintain a minimum ratio of annualized operating cash flow to senior secured indebtedness. The amendment will also require us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. In 2004, based on current assumptions, we may be required to prepay the Credit Facility between $40 million and $60 million in excess cash flow. These prepayments will not effect the amount available under Revolver A. The amended Credit Facility further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received by us or our domestic subsidiaries from our international subsidiaries. Our applicable margin under Revolver A, Revolver B and Term Loan A, based upon our leverage ratio, has been increased to a range of 1.625% to 2.25% for Eurodollar advances and 0.625% to 1.25% for prime rate advances. The applicable margin for Term Loan B increased to 3.25% for Eurodollar advances and 2.25% for prime rate advances. At August 1, 2003, we had $125 million available to borrow under the amended Credit Facility.

     At June 30, 2003 we had outstanding $187.1 million and $196.0 million of 101/2% Senior Subordinated Notes due 2006 and 2007, respectively (the “2006 Notes” and the “2007 Notes”). On July 17, 2003 the Bank of New York, as trustee, notified holders of the 2006 Notes and the 2007 Notes that we have elected to redeem the entire principal amount of the 2006 Notes and 2007 Notes together with accrued interest on August 18, 2003. The redemption price for the 2006 Notes is 101.75% and the redemption price for the 2007 Notes is 103.5%. We will record an aggregate loss on the early redemption of the 2006 Notes and the 2007 Notes of approximately $14 million in the third quarter of 2003.

     In July 2003, we issued $600 million of 9.25% Senior Notes due 2013 (the “2013 Notes”) at par. Interest is payable semi-annually. We may redeem the 2013 Notes at our option at any time on or after July 15, 2008, in whole or from time to time in part, at specified redemption prices, plus accrued and unpaid interest. In addition, on or before July 15, 2008, we may redeem any of the 2013 Notes at our option at any time, in whole, or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the date of redemption at a specified rate. The 2013 Notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness, make certain asset dispositions, make restricted payments, issue capital stock of certain wholly-owned subsidiaries and enter into certain mergers, sales or combinations.

     In June 2003, we issued $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) at par. Interest is payable semi-annually. The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, an equivalent amount of cash in lieu of shares of common stock. In addition, holders may require that we repurchase all or a portion of the 2023 Notes on June 15, 2013 and June 15, 2018 at par plus accrued interest payable in cash or Class A common stock, at our option. Between June 18, 2006 and June 18, 2010, we may redeem in whole or in part the 2023 Notes in cash at par plus accrued interest plus a make whole amount equal to the present value of the remaining scheduled interest payments through and including June 15, 2010, subject to the closing sales price of our common stock exceeding the conversion price by 150% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. Between June 18, 2010 and June 18, 2013, we may redeem in cash at par plus accrued interest all or a portion of the 2023 Notes subject to the closing sales price of our common stock exceeding the conversion price by 125% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. After June 18, 2013, the 2023 Notes are redeemable at par plus accrued interest.

     In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement (the “Slovenian Credit Facility”) with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. The Slovenian Credit Facility contains certain borrowing conditions and restrictive covenants, including: minimum subscribers; population coverage; certain cash flow requirements; minimum contributed capital; and debt service coverage. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has guaranteed the Slovenian Credit Facility. Additionally, WWIC has agreed not to sell or dispose of any majority owned subsidiary without the approval of the Slovenian lenders. In May 2003, WWI contributed an additional $2.9 million in equity to Vega as a result of Vega’s revenue shortfalls during the three months ended March 31, 2003. As of June 30, 2003, Vega is not in compliance with certain covenants, including its network coverage, minimum service revenue and minimum subscriber covenants. As a result, WWI and the participating banks are negotiating, and have substantially agreed to, all material terms of an amended credit facility. Under the terms of the drafted amendment, the following changes to the terms of the Slovenian Credit Facility will be made: (i) all undrawn commitments will be cancelled; (ii) substantially all of Vega’s operating and financial covenants will be eliminated; (iii) WWIC will guarantee the loan and WWIC will agree to financial and other covenants; (iv) balances of approximately $21.4 million in collateral accounts supporting the existing loan will be utilized to pay down principal; and (v) the repayment schedule for outstanding borrowings will remain unchanged. We have obtained a waiver of certain covenants through August 28, 2003. So long as the amendment process is moving forward in an acceptable manner, we believe that no action to accelerate the loans under the Slovenian Credit Facility will be taken. Based on the facts, we have presented the Slovenian Credit Facility in the current portion of long-term debt as required by U.S. GAAP. Once the amendment is in place, the long-term portion of the Slovenian Credit Facility will be classified as long-term based on the original maturities schedule. However, there can be no assurance that the participating banks will grant the amendment. In the event Vega does not obtain the amendment, the outstanding balance under the Slovenian Credit Facility could become payable upon demand. As of June 30, 2003, Vega had $86.0 million outstanding under the Slovenian Credit Facility.

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its pro rata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. The loan was originally scheduled to mature in its entirety in October 2002. Currently, the maturity date of the Bolivian Bridge Loan has been extended to August 19, 2003 and may be extended to September 30, 2003 at the sole discretion of the lender. Minimum net worth and capitalization covenants have also been extended. In March 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“Bolivian Refinancing”). The final terms of the Bolivian Refinancing are still being negotiated with prospective lenders. We expect, but there can be no assurance, the Bolivian Bridge Loan will be refinanced in the third quarter of 2003 at which time WWIC will be required to provide $11.6 million as cash collateral for a letter of credit in favor of OPIC until such time as NuevaTel satisfies certain financial and other conditions. Until the Bolivian Refinancing is finalized, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted or that the Bolivian Refinancing will be consummated. As of June 30, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn.

     tele.ring has a 185 million euro term loan facility (the “tele.ring Term Loan”). As of June 30, 2003, $198.7 million, including accrued interest, was outstanding under the tele.ring Term Loan and 25 million euro was available to borrow.

     The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

		Six
		months
		ending						There-
	Total	2003	2004	2005	2006	2007	2008	after

	(Dollars in millions)
Domestic	$2,254.3	$53.1	$156.1	$256.1	$519.1	$504.9	$645.0	$120.0
International	328.1	124.1	9.7	65.3	129.0	0.0	0.0	0.0

Total	$2,582.4	$177.2	$165.8	$321.4	$648.1	$504.9	$645.0	$120.0

     Subsequent to the end of the quarter, we used the proceeds from the 2013 Notes, the 2023 Notes and the sale of our minority interest in VIP-Net GSM d.o.o. to prepay $400 million of the Credit Facility, applied to earliest maturities first, as provided for under the Credit Facility amendment. The remainder of the proceeds will be used to redeem the 2006 Notes and 2007 Notes, as previously discussed. The following table represents the aggregate amounts of principal maturities taking the previously mentioned transactions into consideration:

		Six
		months
		ending						There-
	Total	2003	2004	2005	2006	2007	2008	after

	(Dollars in millions)
Domestic	$2,071.3	$0.1	$0.1	$150.1	$326.1	$302.9	$572.0	$720.0
International	328.1	124.1	9.7	65.3	129.0	0.0	0.0	0.0

Total	$2,399.4	$124.2	$9.8	$215.4	$455.1	$302.9	$572.0	$720.0

     None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI and/or certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

     Our domestic business plans include capital expenditures during 2003. Our projected capital expenditures for 2003 are estimated to be $168 million. The increase is due to additional network infrastructure needed to support GSM roaming agreements offset by lower than anticipated prices for CDMA equipment. For the remainder of 2003 we anticipate spending approximately $105 million in capital expenditures for the continued improvements to our domestic network and back office infrastructure.

     For 2003, WWI’s business plans include funding for capital expenditures and operating losses. Current business plans estimate that WWI entities will spend approximately $45 million for capital expenditures during the remainder of 2003. WWI plans to fund these needs through local foreign borrowings, including the tele.ring Term Loan, the Bolivian Refinancing, and contributions and advances from Western Wireless. It is anticipated that the net contributions and advances for the remainder of 2003 from Western Wireless will be approximately $25 million.

     We believe that domestic and international operating cash flow and available international loan facilities will be adequate to fund our remaining 2003 domestic and international capital expenditures and working capital requirements. For the remainder of 2003, our domestic business plans do not indicate a need to borrow under the Credit Facility, even though borrowing capacity exists. Our domestic and international operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants contained in the Credit Facility and the 2013 Notes or in the event an amendment is not granted to us under the Slovenian Credit Facility, or we are unable to complete the Bolivian Refinancing, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements.

     Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets; (iii) conditions in the economy generally and the telecommunications industry specifically; and (iv) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available on acceptable terms, if at all.

     In April 2003, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. In addition, we have agreed to file a shelf registration statement with the SEC to register the resale of the 2023 Notes and the shares of Class A common stock issuable upon their conversion. In the event certain registration defaults relating to the filing, effectiveness or availability of that shelf registration statement exist, then for the first 90-day period that such default exists the annual rate of interest on the 2023 Notes will increase by 0.25%. For any additional days that such a registration default exists, the annual rate of interest on the 2023 Notes will increase by 0.50%. We have also agreed to file a registration statement pursuant to which we will either offer to exchange the 2013 Notes for substantially similar notes that are registered or, in certain circumstances, register the resale of the 2013 Notes. In the event certain registration defaults relating to the filing, effectiveness or availability of the registration statement exist, then for each 90-day period that such default exists the annual rate of interest on the 2013 Notes will increase by 0.25% to a maximum of 1.00%. We intend to file additional registration statements as well as use the Shelf Registration Statement to effect these registrations.

     Net cash provided by operating activities was $134.6 million for the six months ended June 30, 2003. Adjustments to the $18.8 million net income to reconcile to net cash provided by operating activities included: (i) $138.7 million of depreciation and amortization; (ii) $9.8 million in deferred income taxes; (iii) $40.5 million gain on sale of Croatian joint venture; and (iv) $7.6 million for loss on asset dispositions. Net cash provided by operating activities was $91.7 million for the six months ended June 30, 2002.

     Net cash used in investing activities was $31.3 million for the six months ended June 30, 2003. Investing activities for the period consisted primarily of (i) $99.8 million in purchases of property and equipment, of which $35.5 million was related to WWI, and; (ii) $69.6 million in proceeds from sale of Croatian joint venture. Net cash used in investing activities was $183.2 million for the six months ended June 30, 2002.

     Net cash provided by financing activities was $84.0 million for the six months ended June 30, 2003. Financing activities for such period consisted primarily of additions to long-term debt of $139.5 million and repayments of long-term debt amounting to $56.0 million. Net cash provided by financing activities was $85.4 million for the six months ended June 30, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

     We are exposed to various market financial risks, including changes in interest rates, fair value of debt and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

     Our domestic operations have variable rate debt that, at June 30, 2003 and 2002, had an outstanding balance of $2.0 billion and $1.8 billion, respectively. The fair value of such debt approximates the carrying value. At June 30, 2003 and 2002, of this variable rate debt, $1.0 billion and $0.7 billion were hedged using interest rate caps, swaps and collars, respectively. These caps, swaps and collars expire at various dates between September 2003 and March 2006. The hedges in effect at June 30, 2003, fixed LIBOR between 1.30% and 7.75%. At June 30, 2002, these hedges fixed LIBOR between 4.91% and 7.75%. Based on our domestic unhedged variable rate obligations outstanding at June 30, 2003 and 2002, a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the six month periods then ended by approximately $0.6 million and $1.2 million, respectively.

     In 2003, our domestic operations entered into interest rate swaps with a total notional value of $296 million which convert fixed rate debt to variable rate debt. The interest rate swaps qualify as hedges of the fair value of $100 million of the 10-1/2% Senior Subordinated Notes due June 2006 (the “2006 Notes”) and all of the 10-1/2% Senior Subordinated Notes due February 2007 (the “2007 Notes”). The interest rate swaps expire on the 2006 Notes and 2007 Notes respective maturity dates and are callable at the option of the issuer. We will pay a floating rate of interest equal to the three month LIBOR plus a fixed spread, ranging from 7.45% to 7.75%, and receive fixed rate payments of 10.50% in return. The fair value of the interest rate swaps were $4.0 million at June 30, 2003. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swaps and 2006 Notes and 2007 Notes would have changed by approximately $1.7 million at June 30, 2003.

     Our international operations also have variable rate debt that, at June 30, 2003 and 2002, had an outstanding balance of approximately $305.4 million and $166.9 million, respectively. The fair value of such debt approximates the carrying value at June 30, 2003. Of this variable rate debt, $44.6 million is hedged at June 30, 2003 using an interest rate swap, which fixes EURIBOR at 4.94% through November 2009. Based on WWI’s unhedged variable rate obligations outstanding at June 30, 2003 and 2002 a hypothetical increase or decrease of 10% in the weighted average variable interest rate would have increased or decreased our international interest expense for the six month periods then ended by approximately $0.4 million and $0.2 million, respectively. The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

     Currently, 13% of our total international segment revenues is denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $4.4 million and $4.0 million decrease in loss from continuing operations before provision for income taxes during the six months ended June 30, 2003 and 2002, respectively. A change in such loss would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

     Our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt, including accrued interest, of approximately $77.4 million and $43.4 million, at June 30, 2003 and 2002, respectively, denominated and repayable in euros. Our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest, of approximately $198.7 million and $93.6 million, at June 30, 2003 and 2002, respectively, denominated and repayable in euros. A 10% appreciation in the euro as compared to the Slovenian Tolar would have resulted in approximately $7.4 million and $4.0 million increase in loss from continuing operations before provision for income taxes during the six month periods ended June 30, 2003 and 2002, respectively. A change in such loss would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in approximately $31.8 million increase in debt outstanding at June 30, 2003 and an approximately $15.2 million increase in debt outstanding at June 30, 2002, with an offsetting currency translation adjustment.

Item 4. Controls and Procedures

(A)     Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(B)     Changes in Internal Control over Financial Reporting

     There have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     In June 2003, we issued and sold $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) in a private placement to Qualified Institutional Buyers (as such term is defined in the Securities Act) in reliance on Rule 144A of the Securities Act. Citigroup Global Markets Inc., J.P. Morgan Securities, Inc. and Wachovia Securities, Inc. were the initial purchasers of the 2023 Notes. The discount to the initial purchasers was 2.75%, or $3,126,500, resulting in net proceeds to us of $111,837,500 (before deducting offering expenses payable by us). The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, an equivalent amount of cash in lieu of shares of common stock.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 29, 2003. The following matters were voted upon at the meeting and received the number of votes indicated:

1.	To elect eight directors to serve until the Annual Meeting of Shareholders for 2003 and until their respective successors are elected and qualified.

	For	Withheld

John W. Stanton	127,366,160	7,377,780
John L. Bunce	132,644,378	2,099,562
Mitchell R. Cohen	132,817,152	1,926,788
Daniel J. Evans	133,102,309	1,641,631
Theresa E. Gillespie	127,340,602	7,403,338
Jonathan M. Nelson	132,727,633	2,016,307
Mikal J. Thomsen	126,994,278	7,749,662
Peter H. van Oppen	132,513,238	2,230,702

2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for 2002 and 2003.

For:	133,842,531
Against:	888,123
Abstain:	13,287

3.	To amend the Western Wireless Corporation 1994 Management Incentive Stock Option Plan to increase the number of shares available for issuance there under by 2,500,000 shares.

For:	133,433,544
Against:	1,280,052
Abstain:	30,344

Item 5. Other Information

     None.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibit	Description

Exhibit	Description

4.5	Western Wireless Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Western Wireless Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of Western Wireless Corporation and its subsidiaries on a consolidated basis.

10.36	Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003

10.37	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated July 16, 2003

10.38	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement, dated as of April 25, 2000

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)	Reports on Form 8-K

A Form 8-K was filed on April 14, 2003 for the purpose of reporting, under Item 5, a reconciliation of certain non-GAAP financial measures with the most directly comparable financial measures calculated in accordance with GAAP previously disclosed by the Company for the year ended December 31, 2002.

A Form 8-K was furnished on May 1, 2003 and amended on May 2, 2003 on Form 8-K/A, for the purpose of reporting, under Items 9 and 12, the Company’s financial and operating results for the quarter ended March 31, 2003.

A Form 8-K was filed on June 4, 2003 for the purpose of reporting, under Item 5, the sale of the Company’s 19% interest in VIP-Net d.o.o., a Croatian wireless operator.

A Form 8-K was filed on June 6, 2003 for the purpose of reporting, under Item 5, completion of the Company’s offering of $100 million Convertible Subordinated Notes due 2023.

A Form 8-K was filed on June 16, 2003 for the purpose of reporting, under Item 5, completion of the sale of an additional $15 million principal amount of the $100 million Convertible Subordinated Notes due 2023.

A Form 8-K was filed on June 25, 2003 for the purpose of reporting, under Item 5, completion of the sale of the Company’s 19% interest in VIP-Net d.o.o, a Croatian wireless operator.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ M. WAYNE WISEHART	By:	/s/ SCOTT SOLEY

	M. Wayne Wisehart		Scott Soley
	Executive Vice President and		Vice President and Controller
	Chief Financial Officer		(Chief Accounting Officer)

Dated: August 8, 2003

EXHIBIT INDEX

Exhibit	Description

4.5	Western Wireless Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Western Wireless Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of Western Wireless Corporation and its subsidiaries on a consolidated basis.

10.36	Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003

10.37	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated July 16, 2003

10.38	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement, dated as of April 25, 2000

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)