Form 10-Q/A
period 2003-03-31
WESTERN WIRELESS CORP
filed 2003-09-11
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

     Western Wireless Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports on Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

     The Company is filing this amendment in response to comments received from the SEC regarding our Quarterly Report. This report (i) revises the disclosures pertaining to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and restates the Company’s financial statements to reflect such revisions and (ii) conforms the disclosures regarding the non-GAAP financial measure “EBITDA” to the disclosures (including the reconciliation to the most directly comparable GAAP financial measure) regarding “Adjusted EBITDA” we began using in connection with our quarterly results for the second quarter of 2003. Unless otherwise stated, all information contained in this amendment is as of May 15, 2003, the filing date of our original Quarterly Report.

Western Wireless Corporation
Form 10-Q/A
For the Quarterly Period Ended March 31, 2003

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2003 (as restated) and December 31, 2002	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2003 (as restated) and March 31, 2002	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 (as restated) and March 31, 2002	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
PART II-OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	27
Exhibit Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2003	2002

	(As restated -
	see Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$76,931	$62,429
Accounts receivable, net of allowance for doubtful accounts of $23,919 and $22,059, respectively	173,720	159,976
Inventory	23,687	24,461
Marketable securities	9,595	10,270
Prepaid expenses and other current assets	35,759	43,078

Total current assets	319,692	300,214
Property and equipment, net of accumulated depreciation of $803,144 and $739,437, respectively	845,833	855,595
Licensing costs and other intangible assets, net of accumulated amortization of $26,334 and $23,838, respectively	1,153,308	1,163,399
Investments in and advances to unconsolidated affiliates	36,513	41,284
Other assets	40,289	38,484

	$2,395,635	$2,398,976

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$64,825	$59,363
Accrued liabilities and other	189,110	185,920
Construction accounts payable	24,501	30,543
Current portion of long-term debt	155,874	144,196

Total current liabilities	434,310	420,022

Long-term liabilities:
Long-term debt, less current portion	2,317,227	2,321,955
Deferred income taxes	124,496	120,687
Other long-term liabilities	7,014

Total long-term liabilities	2,448,737	2,442,642

Minority interests in consolidated subsidiaries	21,030	22,749

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,430,605 and 72,229,605 shares issued and outstanding, respectively
Class B, 6,799,724 and 6,774,724 shares issued and outstanding, respectively	670,161	669,072
Deferred compensation	(10)	(39)
Accumulated other comprehensive loss	(25,603)	(26,513)
Deficit	(1,152,990)	(1,128,957)

Total net capital deficiency	(508,442)	(486,437)

	$2,395,635	$2,398,976

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,

	2003	2002

	(As restated –
	see Note 7)
Revenues:
Subscriber revenues	$233,324	$193,194
Roamer revenues	62,078	60,863
Fixed line revenues	15,051	13,616
Equipment sales	13,043	13,669
Other revenues	3,678	3,084

Total revenues	327,174	284,426

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below)	94,635	87,748
Cost of equipment sales	32,661	26,243
General and administrative	58,105	59,102
Sales and marketing	47,464	39,111
Depreciation, amortization and accretion	65,813	60,439
Asset dispositions	7,640

Total operating expenses	306,318	272,643

Other income (expense):
Interest and financing expense, net	(38,479)	(39,007)
Equity in net income (loss) of unconsolidated affiliates, net of tax	(1,057)	1,647
Other, net	(1,024)	4,165

Total other expense	(40,560)	(33,195)

Minority interests in net loss of consolidated subsidiaries	2,392	3,235

Loss from continuing operations before provision for income taxes and cumulative change in accounting principle	(17,312)	(18,177)
Provision for income taxes	(4,490)	(103,933)

Loss from continuing operations before cumulative change in accounting principle	(21,802)	(122,110)
Discontinued operations		1,462
Cumulative change in accounting principle	(2,231)

Net loss	$(24,033)	$(120,648)

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$(0.27)	$(1.55)
Discontinued operations		0.02
Cumulative change in accounting principle	(0.03)

Basic and diluted loss per share	$(0.30)	$(1.53)

Basic and diluted weighted average shares outstanding	79,185,000	78,910,000

Pro forma net loss assuming SFAS No. 143 is applied retroactively (See Note 2 – Long-Lived Assets)	$(21,802)	$(120,872)

Comprehensive loss:
Net loss	$(24,033)	$(120,648)
Unrealized loss on marketable securities:
Reclassification adjustment	76
Unrealized holding loss	(534)	(1,096)

Net unrealized loss	(458)	(1,096)

Foreign currency translation	51	(4,509)
Unrealized gain on hedges	1,317	2,093

Total comprehensive loss	$(23,123)	$(124,160)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,

	2003	2002

	(As restated -
	see Note 7)
Operating activities:
Net loss	$(24,033)	$(120,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations		(1,462)
Cumulative change in accounting principle	2,231
Depreciation, amortization and accretion	66,700	61,696
Deferred income taxes	3,809	103,540
Asset dispositions	7,640
Equity in net (income) loss of unconsolidated affiliates	1,057	(1,647)
Minority interests in net loss of consolidated subsidiaries	(2,392)	(3,235)
Adjustment of interest rate hedges to fair market value	(2,185)	(5,908)
Non-cash interest	2,498	1,129
Other, net	3,130	1,222
Changes in operating assets and liabilities	8,649	10,245

Net cash provided by operating activities	67,104	44,932

Investing activities:
Purchase of property and equipment	(51,748)	(78,009)
Other, net	2,008	(1,392)

Net cash used in investing activities	(49,740)	(79,401)

Financing activities:
Additions to long-term debt	24,504	58,093
Repayment of long-term debt	(27,718)	(18,998)
Other, net	52	802

Net cash provided by (used in) financing activities	(3,162)	39,897

Effect of exchange rate changes on cash	300	(716)
Change in cash and cash equivalents	14,502	4,712
Cash and cash equivalents, beginning period	62,429	45,083

Cash and cash equivalents, end of period	$76,931	$49,795

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

Long-Lived Assets (As restated - see Note 7):

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expenses for the three months ended March 31, 2003 related to the adoption of SFAS No. 143 were $0.2 million.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     The following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended		Year ended
	March 31,		December 31,

	2003	2002	2002	2001	2000

	(Dollars in thousands, except per share data)
Actual
Net income (loss):	$(24,033)	$(120,648)	$(185,681)	$(155,077)	$65,406
Basic income (loss) per share:	$(0.30)	$(1.53)	$(2.35)	$(1.97)	$0.84
Diluted income (loss) per share:	$(0.30)	$(1.53)	$(2.35)	$(1.97)	$0.81
Pro forma
Net income (loss):	$(21,802)	$(120,872)	$(186,601)	$(155,631)	$65,204
Basic income (loss) per share:	$(0.27)	$(1.53)	$(2.36)	$(1.98)	$0.84
Diluted income (loss) per share:	$(0.27)	$(1.53)	$(2.36)	$(1.98)	$0.81

	At December 31, 2002	At December 31, 2001	At December 31, 2000	At January 1, 2000

	(Dollars in thousands)
Pro forma
Asset retirement obligation	$6,839	$6,183	$1,849	$1,509

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
	(As restated -
	Note 7)

	(Dollars in thousands,
	except per share data)
Net loss:
As reported	$(24,033)	$(120,648)
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(1,235)	(2,057)

Pro forma net loss	$(25,268)	$(122,705)

Basic and diluted loss per share:
As reported	$(0.30)	$(1.53)

Pro forma	$(0.32)	$(1.55)

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

3.	Long-Term Debt:

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Credit Facility:
Revolvers	$687,500	$700,000
Term Loans	1,086,000	1,100,000
10/ ½% Senior Subordinated Notes Due 2006	187,050	187,050
10/ ½% Senior Subordinated Notes Due 2007	196,000	196,000
tele.ring Term Loan	172,712	151,976
Slovenian Credit Facility	80,759	71,391
Bolivian Bridge Loan	34,700	34,700
Other	28,380	25,034

	2,473,101	2,466,151
Less current portion	(155,874)	(144,196)

	$2,317,227	$2,321,955

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

     Our operations are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. We mainly provide cellular services in rural markets in the western United States. Our international operations consist mainly of consolidated subsidiaries and operating entities throughout the world providing predominately wireless services. Certain centralized back office costs and assets benefit all of our operations. These costs are allocated to both segments in a manner which reflects the relative time devoted to each of the segments. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended March 31, 2003 (As restated – see Note 7)
Total revenues	$221,477	$105,697	$327,174
Depreciation, amortization and accretion	50,162	15,651	65,813
Asset dispositions	7,640		7,640
Interest and financing expense, net	23,780	14,699	38,479
Equity in net loss of unconsolidated affiliates	(169)	(888)	(1,057)
Provision for income taxes	3,809	681	4,490
Adjusted EBITDA(1)	97,848	(3,539)	94,309
Total assets	1,789,220	606,415	2,395,635
Total capital expenditures	30,605	21,143	51,748
Three months ended March 31, 2002
Total revenues	$211,277	$73,149	$284,426
Depreciation, amortization and accretion	49,562	10,877	60,439
Interest and financing expense, net	29,004	10,003	39,007
Equity in net income of unconsolidated affiliates		1,647	1,647
Provision for income taxes	103,540	393	103,933
Adjusted EBITDA(1)	84,887	(12,665)	72,222
Total assets	1,838,105	498,330	2,336,435
Total capital expenditures	35,275	42,734	78,009

(1) Adjusted EBITDA

     EBITDA, which the Company has in the past also referred to as cash flow, is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, when the Company uses the non-GAAP financial measure EBITDA it further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) minority interests in net loss of consolidated subsidiaries; (vii)

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

discontinued operations; and (viii) cumulative change in accounting principle. Accordingly, the Company has revised the title “EBITDA” that it has used in the past to “Adjusted EBITDA.” Each of the items excluded from Adjusted EBITDA referenced above is presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

     Other companies in the wireless industry may define Adjusted EBITDA in a different manner or present other varying financial measures, and, accordingly, the Company’s presentation may not be comparable to other similarly titled measures of other companies. The Company’s calculation of Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.

     The Company views Adjusted EBITDA as an operating performance measure and as such, believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income (loss). The Company has presented Adjusted EBITDA because this financial measure, in combination with other financial measures, is an integral part of the Company’s internal reporting system utilized by management to assess and evaluate the performance of its business. Adjusted EBITDA is also considered a significant performance measure. It is used by management as a measurement of the Company’s success in obtaining, retaining and servicing customers by reflecting the Company’s ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of Adjusted EBITDA include the key revenue and expense items for which the Company’s operating managers are responsible and upon which the Company evaluates their performance.

     Adjusted EBITDA is consistent with certain financial measures used in the Company’s Credit Facility and the 2006 Notes and 2007 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended March 31,

	2003			2002
	(As restated – see Note 7)

	Domestic	International	Consolidated	Domestic	International	Consolidated

			(Dollars in thousands)
Net income (loss)	$13,281	$(37,314)	$(24,033)	$(91,423)	$(29,225)	$(120,648)
Depreciation, amortization and accretion	50,162	15,651	65,813	49,562	10,877	60,439
Asset dispositions	7,640		7,640
Stock-based compensation
Interest and financing expense, net	23,780	14,699	38,479	29,004	10,003	39,007
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,013)	4,094	2,081	(5,796)	(16)	(5,812)
(Gain) loss on sale of joint venture
Minority interests in net loss of consolidated subsidiaries		(2,392)	(2,392)		(3,235)	(3,235)
Provision for income taxes	3,809	681	4,490	103,540	393	103,933
Discontinued operations					(1,462)	(1,462)
Cumulative change in accounting principle	1,189	1,042	2,231

Adjusted EBITDA	$97,848	$(3,539)	$94,309	$84,887	$(12,665)	$72,222

6.	Subsequent Events:

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

7.	Restatement of Financial Statements:

     We are restating our financial statements in response to comments received from the SEC regarding our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 15, 2003. This restatement relates to the Company's adoption of SFAS No. 143.

     SFAS No. 143 relates to the costs of closing facilities and removing assets, and requires entities to record the fair value of a legal liability for an ARO in the period it is incurred if a reasonable estimate of fair value can be made. In the filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 we did not record an ARO. We believed we could not estimate the fair value of our ARO based on our specific facts and circumstances with respect to the timing of the settlement of the underlying leases and probability of enforcement of the contractual remediation obligation. Subsequently we have prepared the estimate and have recorded an ARO and a non-cash cumulative change in accounting principle in our unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2003. Our estimate is calculated based on the assumption that 100% of the leases requiring remediation will be settled at the end of the lease life. As a result of adopting SFAS No. 143, on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expenses for the three months ended March 31, 2003 related to the adoption of SFAS No. 143 were $0.2 million. There was no impact to our Condensed Consolidated Balance Sheet as of December 31, 2002 or our results of operations or cash flows for the three months ended March 31, 2002.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     The following table summarizes the effects of this restatement upon certain line items of our Condensed Consolidated Financial Statements:

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three months ended
	March 31, 2003

	As originally	As
	reported	restated

	(Dollars in thousands,
	except per share data)
Depreciation, amortization and accretion	$65,572	$65,813
Total operating expenses	$306,077	$306,318
Loss from continuing operations before provision for income taxes and cumulative change in accounting principle	$(17,071)	$(17,312)
Loss from continuing operations before cumulative change in accounting principle	$(21,561)	$(21,802)
Cumulative change in accounting principle		$(2,231)
Net loss	$(21,561)	$(24,033)
Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$(0.27)	$(0.27)
Discontinued operations
Cumulative change in accounting principle		(0.03)

Basic and diluted loss per share	$(0.27)	$(0.30)

Condensed Consolidated Balance Sheet

	As of March 31, 2003

	As originally	As
	reported	restated

	(Dollars in thousands)
Property and equipment, net of accumulated depreciation	$841,291	$845,833
Total assets	$2,391,093	$2,395,635
Other long-term liabilities		$7,014
Deficit	$(1,150,518)	$(1,152,990)
Total net capital deficiency	$(505,970)	$(508,442)
Total liabilities and net capital deficiency	$2,391,093	$2,395,635

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

     We are restating certain portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in response to comments received from the Securities and Exchange Commission (“SEC”) regarding our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 15, 2003. This restatement relates solely to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”).

     SFAS No. 143 relates to the costs of closing facilities and removing assets, and requires entities to record the fair value of a legal liability for an ARO in the period it is incurred if a reasonable estimate of fair value can be made. In the filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 we did not record an ARO. We believed we could not estimate the fair value of our ARO based on our specific facts and circumstances with respect to the timing of the settlement of the underlying leases and probability of enforcement of the contractual remediation obligation. Subsequently we have prepared the estimate and have recorded an ARO and a non-cash cumulative change in accounting principle in our unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2003. Our estimate is calculated based on the assumption that 100% of the leases requiring remediation will be settled at the end of the lease life. As a result of adopting SFAS No. 143, on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expenses for the three months ended March 31, 2003 related to the adoption of SFAS No. 143 were $0.2 million. There was no impact to our Condensed Consolidated Balance Sheet as of December 31, 2002 or our results of operations or cash flows for the three months ended March 31, 2002.

     We have also revised this MD&A to conform the disclosures regarding the non-GAAP financial measure “EBITDA” to the disclosures (including the reconciliation to the most directly comparable GAAP financial measure) regarding ”Adjusted EBITDA” we began using in connection with our quarterly results for the second quarter of 2003. Unless otherwise stated, all information contained in this amendment is as of May 15, 2003, the filing date of our original Quarterly Report.

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

     The following table sets forth certain financial data as it relates to our domestic operations:

	Three months ended March 31,

	2003	2002

	(As restated)
	(Dollars in thousands)
Revenues:
Subscriber revenues	$162,367	$145,678
Roamer revenues	48,179	53,010
Equipment sales	9,816	10,425
Other revenues	1,115	2,164

Total revenues	$221,477	$211,277
Operating expenses:
Cost of service	$39,385	$44,334
Cost of equipment sales	18,898	18,430
General and administrative	38,977	37,888
Sales and marketing	26,369	25,738
Depreciation, amortization and accretion	50,162	49,562
Asset dispositions	7,640

Total operating expenses	$181,431	$175,952

Adjusted EBITDA	$97,848	$84,887

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” below. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

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

Domestic Adjusted EBITDA

     Domestic Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” below) increased for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, due to an increase in revenues in conjunction with a decrease in cost of service expenses. Management expects domestic Adjusted EBITDA to increase at a moderate pace in 2003.

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

     The following table sets forth certain financial data as it relates to our international operations:

	Three months ended March 31,

	2003	2002

	(As restated)
	(Dollars in thousands)
Revenues:
Subscriber revenues	$70,957	$47,516
Roamer revenues	13,899	7,853
Fixed line revenues	15,051	13,616
Equipment sales	3,227	3,244
Other revenues	2,563	920

Total revenues	$105,697	$73,149
Operating expenses:
Cost of service	$55,250	$43,414
Cost of equipment sales	13,763	7,813
General and administrative	19,128	21,214
Sales and marketing	21,095	13,373
Depreciation, amortization and accretion	15,651	10,877

Total operating expenses	$124,887	$96,691

Adjusted EBITDA	$(3,539)	$(12,665)

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” below. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

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

     Depreciation, amortization and accretion expense increased for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to network expansion in our European markets and the strengthening of the euro as compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, management anticipates depreciation, amortization and accretion will increase in future periods.

International Adjusted EBITDA

     Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” below) for our international consolidated subsidiaries improved for the three months ended March 31, 2003, compared to the same period in 2002, due to revenue growth and cost efficiencies in existing markets. We expect international Adjusted EBITDA to improve throughout the remainder of 2003 as a result of continued subscriber growth and cost efficiencies in existing markets.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

     EBITDA, which the Company has in the past also referred to as cash flow, is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, when the Company uses the non-GAAP financial measure EBITDA it further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) minority interests in net loss of consolidated subsidiaries; (vii) discontinued operations; and (viii) cumulative change in accounting principle. Accordingly, the Company has revised the title “EBITDA” that it has used in the past to “Adjusted EBITDA.” Each of the items excluded from Adjusted EBITDA referenced above is presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

     Other companies in the wireless industry may define Adjusted EBITDA in a different manner or present other varying financial measures, and, accordingly, the Company’s presentation may not be comparable to other similarly titled measures of other companies. The Company’s calculation of Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.

     The Company views Adjusted EBITDA as an operating performance measure and as such, believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income (loss). The Company has presented Adjusted EBITDA because this financial measure, in combination with other financial measures, is an integral part of the Company’s internal reporting system utilized by management to assess and evaluate the performance of its business. Adjusted EBITDA is also considered a significant performance measure. It is used by management as a measurement of the Company’s success in obtaining, retaining and servicing customers by reflecting the Company’s ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of Adjusted EBITDA include the key revenue and expense items for which the Company’s operating managers are responsible and upon which the Company evaluates their performance.

     Adjusted EBITDA is consistent with certain financial measures used in the Company’s Credit Facility and the 2006 Notes and 2007 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

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

A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended March 31,

	2003 (As restated)			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$13,281	$(37,314)	$(24,033)	$(91,423)	$(29,225)	$(120,648)
Depreciation, amortization and accretion	50,162	15,651	65,813	49,562	10,877	60,439
Asset dispositions	7,640		7,640
Stock-based compensation
Interest and financing expense, net	23,780	14,699	38,479	29,004	10,003	39,007
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net (Gain) loss on sale of joint venture	(2,013)	4,094	2,081	(5,796)	(16)	(5,812)
Minority interests in net loss of consolidated subsidiaries		(2,392)	(2,392)		(3,235)	(3,235)
Provision for income taxes	3,809	681	4,490	103,540	393	103,933
Discontinued operations					(1,462)	(1,462)
Cumulative change in accounting principle	1,189	1,042	2,231

Adjusted EBITDA	$97,848	$(3,539)	$94,309	$84,887	$(12,665)	$72,222

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

Consolidated Loss from Continuing Operations before Cumulative Change in Accounting Principle

     On a consolidated basis the $100.3 million improvement in the loss from continuing operations before cumulative change in accounting principle resulted mainly from the one-time charge related to the provision for income taxes upon the adoption of SFAS No. 142 on January 1, 2002.

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

     Net cash provided by operating activities was $67.1 million for the three months ended March 31, 2003. Adjustments to the $24.0 million net loss to reconcile to net cash provided by operating activities included: (i) $66.7 million of depreciation, amortization and accretion expense; (ii) $2.2 million cumulative change in accounting principle; (iii) $3.8 million in deferred income taxes; and (iv) $7.6 million loss on asset dispositions. Net cash provided by operating activities was $44.9 million for the three months ended March 31, 2002.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibit	Description

	31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

	31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

	32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

	32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

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

Western Wireless Corporation

By:	/s/ M. WAYNE WISEHART	By:	/s/ SCOTT SOLEY

	M. Wayne Wisehart		Scott Soley
	Executive Vice President and Chief Financial Officer		Vice President and Controller (Chief Accounting Officer)

Dated: September 11, 2003

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)