Form 10-Q/A
period 2003-06-30
WESTERN WIRELESS CORP
filed 2003-09-11
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No. 1

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _______________

Commission File Number 000-28160

WESTERN WIRELESS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1638901

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E. Bellevue, Washington	98006

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of August 5, 2003

Class A Common Stock, no par value Class B Common Stock, no par value	72,539,887 6,792,721

EXPLANATORY NOTE

     Western Wireless Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports on Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

     The Company is filing this amendment in response to comments received from the SEC regarding our Quarterly Report. This report revises the disclosures pertaining to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and restates the Company's financial statements to reflect such revisions. Unless otherwise stated, all information contained in this amendment is as of August 11, 2003, the filing date of our original Quarterly Report.

PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Western Wireless Corporation
Form 10-Q/A
For the Quarter Ended June 30, 2003

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2003 (as restated) and December 31, 2002	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2003 (as restated) and June 30, 2002	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 (as restated) and June 30, 2002	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31
Exhibit Index		32

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

	(As restated –
	see Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$252,698	$62,429
Accounts receivable, net of allowance for doubtful accounts of $26,294 and $22,059, respectively	189,726	159,976
Inventory	18,658	24,461
Marketable securities	11,910	10,270
Prepaid expenses and other current assets	40,586	43,078

Total current assets	513,578	300,214
Property and equipment, net of accumulated depreciation of $875,404 and $739,437, respectively	840,295	855,595
Licensing costs and other intangible assets, net of accumulated amortization of $29,089 and $23,838, respectively	1,159,355	1,163,399
Investments in and advances to unconsolidated affiliates	7,401	41,284
Other assets	41,955	38,484

	$2,562,584	$2,398,976

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$70,599	$59,363
Accrued liabilities and other	193,185	185,920
Construction accounts payable	22,779	30,543
Current portion of long-term debt	263,469	144,196

Total current liabilities	550,032	420,022

Long-term liabilities:
Long-term debt, net of current portion	2,318,939	2,321,955
Deferred income taxes	130,532	120,687
Other long-term liabilities	7,193

Total long-term liabilities	2,456,664	2,442,642

Minority interests in consolidated subsidiaries	20,746	22,749

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,496,211 and 72,229,605 shares issued and outstanding, respectively
Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	670,769	669,072
Deferred compensation	(168)	(39)
Accumulated other comprehensive loss	(22,549)	(26,513)
Deficit	(1,112,910)	(1,128,957)

Total net capital deficiency	(464,858)	(486,437)

	$2,562,584	$2,398,976

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As restated –		(As restated –
	see Note 8)		see Note 8)
Revenues:
Subscriber revenues	$263,903	$198,215	$497,227	$391,409
Roamer revenues	64,190	64,192	126,268	125,055
Fixed line revenues	14,640	13,383	29,691	26,999
Equipment sales	13,233	12,535	26,276	26,204
Other revenues	3,266	2,524	6,944	5,608

Total revenues	359,232	290,849	686,406	575,275

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below)	104,846	90,434	199,481	178,182
Cost of equipment sales	37,124	27,638	69,785	53,881
General and administrative	62,211	48,983	120,316	108,085
Sales and marketing	50,851	45,643	98,315	84,754
Depreciation, amortization and accretion	71,610	57,382	137,423	117,821
Asset dispositions		7,556	7,640	7,556

Total operating expenses	326,642	277,636	632,960	550,279

Other income (expense):
Interest and financing expense, net	(37,439)	(39,002)	(75,918)	(78,009)
Equity in net income of unconsolidated affiliates, net of tax	1,702	841	645	2,488
Gain on sale of Croatian joint venture	40,519		40,519
Other, net	7,802	(2,529)	6,778	1,636

Total other income (expense)	12,584	(40,690)	(27,976)	(73,885)

Minority interests in net loss of consolidated subsidiaries	1,651	2,590	4,043	5,825

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	46,825	(24,887)	29,513	(43,064)
Provision for income taxes	(6,745)	(5,055)	(11,235)	(108,988)

Income (loss) from continuing operations before cumulative change in accounting principle	40,080	(29,942)	18,278	(152,052)
Discontinued operations		2,565		4,027
Cumulative change in accounting principle			(2,231)

Net income (loss)	$40,080	$(27,377)	$16,047	$(148,025)

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.51	$(0.38)	$0.23	$(1.93)
Discontinued operations		0.03		0.05
Cumulative change in accounting principle			(0.03)

Basic income (loss) per share	$0.51	$(0.35)	$0.20	$(1.88)

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.49	$(0.38)	$0.23	$(1.93)
Discontinued operations		0.03		0.05
Cumulative change in accounting principle			(0.03)

Diluted income (loss) per share	$0.49	$(0.35)	$0.20	$(1.88)

Weighted average shares outstanding:
Basic	79,246,000	78,969,000	79,220,000	78,940,000

Diluted	82,348,000	78,969,000	79,801,000	78,940,000

Pro forma net income (loss) assuming SFAS No. 143 is applied retroactively (See Note 2 – Long-Lived Assets)	$40,080	$(27,605)	$18,278	$(148,477)

Comprehensive income (loss):
Net income (loss)	$40,080	$(27,377)	$16,047	$(148,025)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	75		151
Unrealized holding gain (loss)	2,426	(1,657)	1,892	(2,753)

Net unrealized gain (loss)	2,501	(1,657)	2,043	(2,753)
Foreign currency translation	897	11,275	948	6,766
Unrealized gain (loss) on hedges	(344)	(3,765)	973	(1,672)

Total comprehensive income (loss)	$43,134	$(21,524)	$20,011	$(145,684)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

	(As restated –
	see Note 8)
Operating activities:
Net income (loss)	$16,047	$(148,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations		(4,027)
Gain on sale of Croatian joint venture	(40,519)
Cumulative change in accounting principle	2,231
Depreciation, amortization and accretion	139,208	119,847
Deferred income taxes	9,845	107,778
Asset dispositions	7,640	7,556
Equity in net income of unconsolidated affiliates	(645)	(2,488)
Minority interests in net loss of consolidated subsidiaries	(4,043)	(5,825)
Adjustment of interest rate hedges to fair market value	(4,739)	(811)
Non cash interest	5,384	2,577
Other, net	(2,259)	2,481
Changes in operating assets and liabilities	6,475	12,621

Net cash provided by operating activities	134,625	91,684

Investing activities:
Purchase of property and equipment	(99,839)	(158,258)
Additions to licensing costs and other intangible assets	(3,779)	(5,602)
Proceeds from sale of Croatian joint venture	69,630
Receipts from (investments in) unconsolidated subsidiaries	3,540	(722)
Slovenian Credit Facility collateralization	(522)	(18,655)
Other, net	(334)

Net cash used in investing activities	(31,304)	(183,237)

Financing activities:
Additions to long-term debt	139,504	141,826
Repayment of long-term debt	(55,960)	(57,484)
Other, net	437	1,085

Net cash provided by financing activities	83,981	85,427

Effect of exchange rate changes on cash	2,967	2,406
Change in cash and cash equivalents	190,269	(3,720)
Cash and cash equivalents, beginning of period	62,429	45,083

Cash and cash equivalents, end of period	$252,698	$41,363

See accompanying notes to condensed consolidated financial statements.

Western Wireless Corporation
Notes to Condensed Consolidated Statements
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

Long-Lived Assets (As restated – see Note 8):

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expenses for the six months ended June 30, 2003 related to the adoption of SFAS No. 143 were $0.5 million.

Western Wireless Corporation
Notes to Condensed Consolidated Statements (continued)
(Unaudited)

     The following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Actual
Net income (loss):	$40,080	$(27,377)	$16,047	$(148,025)
Basic income (loss) per share:	$0.51	$(0.35)	$0.20	$(1.88)
Diluted income (loss) per share:	$0.49	$(0.35)	$0.20	$(1.88)
Pro forma
Net income (loss):	$40,080	$(27,605)	$18,278	$(148,477)
Basic income (loss) per share:	$0.51	$(0.35)	$0.23	$(1.88)
Diluted income (loss) per share:	$0.49	$(0.35)	$0.23	$(1.88)

	At December 31, 2002	At January 1, 2002

	(Dollars in thousands)
Pro forma:
Asset retirement obligation	$6,839	$6,183

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As restated –		(As restated –
	see Note 8)		see Note 8)
	(Dollars in thousands, except per share data)
Net income (loss):
As reported	$40,080	$(27,377)	$16,047	$(148,025)
Deduct: stock-based compensation expense determined under fair value based method for all awards	(1,319)	(2,460)	(2,554)	(4,517)

Pro forma net income (loss)	$38,761	$(29,837)	$13,493	$(152,542)

Basic income (loss) per share:
As reported	$0.51	$(0.35)	$0.20	$(1.88)

Pro forma	$0.49	$(0.38)	$0.17	$(1.93)

Diluted income (loss) per share:
As reported	$0.49	$(0.35)	$0.20	$(1.88)

Pro forma	$0.47	$(0.38)	$0.17	$(1.93)

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

Recently Issued Accounting Standards:

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for us for financial instruments entered into or modified after May 31, 2003 and for fiscal periods beginning after June 15, 2003 for existing financial instruments. We adopted the provisions of SFAS No. 150 effective July 1, 2003 which had no impact on our financial position or results of operations.

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

10½% Senior Subordinated Notes Due 2006 and 2007:

     At June 30, 2003 we had outstanding $187.1 million and $196.0 million of 10 1/2% Senior Subordinated Notes due 2006 and 2007, respectively (the “2006 Notes” and the “2007 Notes”). On July 17, 2003 the Bank of New York, as trustee, notified holders of the 2006 Notes and the 2007 Notes that we have elected to redeem the entire principal amount of the 2006 Notes and 2007 Notes together with accrued interest on August 18, 2003. The redemption price for the 2006 Notes is 101.75% and the redemption price for the 2007 Notes is 103.5%. We will record an aggregate loss on the early redemption of the 2006 Notes and the 2007 Notes of approximately $14 million in the third quarter of 2003.

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

5. Income (Loss) Per Common Share:

     Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share - “basic” and “diluted.”

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As restated –		(As restated –
	See Note 8)		See Note 8)
	(Dollars in thousands, except per share data)
Numerator:
Income (loss) from continuing operations before cumulative change in accounting principle	$40,080	$(29,942)	$18,278	$(152,052)
Discontinued operations		2,565		4,027
Cumulative change in accounting principle			(2,231)

Net income (loss) – basic	40,080	(27,377)	16,047	(148,025)
Interest and financing expense of 2023 Notes	284

Net income (loss) – diluted	$40,364	$(27,377)	$16,047	$(148,025)

Denominator:
Weighted average shares:
Basic	79,246,000	78,969,000	79,220,000	78,940,000
Effect of dilutive shares:
Stock options	833,000		581,000
2023 Notes	2,269,000

Weighted average shares:
Diluted	82,348,000	78,969,000	79,801,000	78,940,000

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.51	$(0.38)	$0.23	$(1.93)
Discontinued operations		0.03		0.05
Cumulative change in accounting principle			(0.03)

Basic income (loss) per share	$0.51	$(0.35)	$0.20	$(1.88)

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.49	$(0.38)	$0.23	$(1.93)
Discontinued operations		0.03		0.05
Cumulative change in accounting principle			(0.03)

Diluted income (loss) per share	$0.49	$(0.35)	$0.20	$(1.88)

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

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

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(As restated – see Note 8)
	(Dollars in thousands)
Three months ended June 30, 2003
Total revenues	$239,777	$119,455	$359,232
Depreciation, amortization and accretion	54,587	17,023	71,610
Interest and financing expense, net	22,252	15,187	37,439
Adjusted EBITDA(1)	105,044	(844)	104,200
Total capital expenditures	33,700	14,391	48,091
Six months ended June 30, 2003
Total revenues	$461,254	$225,152	$686,406
Depreciation, amortization and accretion	104,749	32,674	137,423
Asset dispositions	7,640		7,640
Interest and financing expense, net	46,032	29,886	75,918
Adjusted EBITDA(1)	202,892	(4,383)	198,509
Total capital expenditures	64,305	35,534	99,839
At June 30, 2003
Total assets	$1,952,292	$610,292	$2,562,584

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2002
Total revenues	$222,591	$68,258	$290,849
Depreciation, amortization and accretion	47,130	10,252	57,382
Asset dispositions	7,556		7,556
Interest and financing expense, net	28,031	10,971	39,002
Adjusted EBITDA(1)	91,969	(13,818)	78,151
Total capital expenditures	30,468	49,781	80,249
Six months ended June 30, 2002
Total revenues	$433,868	$141,407	$575,275
Depreciation, amortization and accretion	96,692	21,129	117,821
Asset dispositions	7,556		7,556
Interest and financing expense, net	57,035	20,974	78,009
Adjusted EBITDA(1)	176,856	(26,483)	150,373
Total capital expenditures	65,743	92,515	158,258
At June 30, 2002
Total assets	$1,817,741	$566,767	$2,384,508

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(1)	Adjusted EBITDA

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended June 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(As restated - see Note 8)
	(Dollars in thousands)
Net income (loss)	$22,934	$17,146	$40,080	$1,004	$(28,381)	$(27,377)
Depreciation, amortization and accretion	54,587	17,023	71,610	47,130	10,252	57,382
Asset dispositions				7,556		7,556
Stock-based compensation
Interest and financing expense, net	22,252	15,187	37,439	28,031	10,971	39,002
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	(7,165)	(9,504)	4,010	(2,322)	1,688
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated subsidiaries		(1,651)	(1,651)		(2,590)	(2,590)
Provision for income taxes	6,036	709	6,745	4,238	817	5,055
Discontinued operations					(2,565)	(2,565)
Cumulative change in accounting principle

Adjusted EBITDA	$105,044	$(844)	$104,200	$91,969	$(13,818)	$78,151

	Six months ended June 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(As restated - see Note 8)
	(Dollars in thousands)
Net income (loss)	$36,215	$(20,168)	$16,047	$(90,419)	$(57,606)	$(148,025)
Depreciation, amortization and accretion	104,749	32,674	137,423	96,692	21,129	117,821
Asset dispositions	7,640		7,640	7,556		7,556
Stock-based compensation
Interest and financing expense, net	46,032	29,886	75,918	57,035	20,974	78,009
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	(3,071)	(7,423)	(1,786)	(2,338)	(4,124)
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated subsidiaries		(4,043)	(4,043)		(5,825)	(5,825)
Provision for income taxes	9,845	1,390	11,235	107,778	1,210	108,988
Discontinued operations					(4,027)	(4,027)
Cumulative change in accounting principle	1,189	1,042	2,231

Adjusted EBITDA	$202,892	$(4,383)	$198,509	$176,856	$(26,483)	$150,373

8.     Restatement of Financial Statements:

     We are restating our financial statements in response to comments received from the SEC regarding our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 15, 2003. This restatement relates to the Company’s adoption of SFAS No. 143.

     SFAS No. 143 relates to the costs of closing facilities and removing assets, and requires entities to record the fair value of a legal liability for an ARO in the period it is incurred if a reasonable estimate of fair value can be made. In the filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, we did not record an ARO. We believed we could not estimate the fair value of our ARO based on our specific facts and circumstances with respect to the timing of the settlement of the underlying leases and probability of enforcement of the contractual remediation obligation. Subsequently we have prepared the estimate and have recorded an ARO and a non-cash cumulative change in accounting principle in our unaudited Condensed Consolidated Financial Statements for the period ended March 31, 2003. Our estimate is calculated based on the assumption that 100% of the leases requiring remediation will be settled at the end of the lease life. As a result of adopting SFAS No. 143, on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expenses for the six months ended June 30, 2003 related to the adoption of SFAS No. 143 were $0.5 million. There was no impact to our Condensed Consolidated Balance Sheet as of December 31, 2002 or our results of operations or cash flows for the three and six months ended June 30, 2002.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

     The following table summarizes the effects of this restatement upon certain line items of our Condensed Consolidated Financial Statements:

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003

	As originally	As	As originally	As
	reported	restated	reported	restated

	(Dollars in thousands, except per share data)
Depreciation, amortization and accretion	$71,365	$71,610	$136,937	$137,423
Total operating expenses	$326,397	$326,642	$632,474	$632,960
Income from continuing operations before provision for income taxes and cumulative change in accounting principle	$47,070	$46,825	$29,999	$29,513
Income from continuing operations before cumulative change in accounting principle	$40,325	$40,080	$18,764	$18,278
Cumulative change in accounting principle				$(2,231)
Net income	$40,325	$40,080	$18,764	$16,047
Basic income per share:
Continuing operations before cumulative change in accounting principle	$0.51	$0.51	$0.24	$0.23
Cumulative change in accounting principle				(0.03)

Basic income per share	$0.51	$0.51	$0.24	$0.20

Diluted income per share:
Continuing operations before cumulative change in accounting principle	$0.49	$0.49	$0.24	$0.23
Cumulative change in accounting principle				(0.03)

Diluted income per share	$0.49	$0.49	$0.24	$0.20

Condensed Consolidated Balance Sheet

	As of June 30, 2003

	As originally	As
	reported	restated

	(Dollars in thousands)
Property and equipment, net of accumulated depreciation	$835,819	$840,295
Total assets	$2,558,108	$2,562,584
Other long-term liabilities		$7,193
Deficit	$(1,110,193)	$(1,112,910)
Total net capital deficiency	$(462,141)	$(464,858)
Total liabilities and net capital deficiency	$2,558,108	$2,562,584

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

     SFAS No. 143 relates to the costs of closing facilities and removing assets, and requires entities to record the fair value of a legal liability for an ARO in the period it is incurred if a reasonable estimate of fair value can be made. In the filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 we did not record an ARO. We believed we could not estimate the fair value of our ARO based on our specific facts and circumstances with respect to the timing of the settlement of the underlying leases and probability of enforcement of the contractual remediation obligation. Subsequently we have prepared the estimate and have recorded an ARO and a non-cash cumulative change in accounting principle in our unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2003. Our estimate is calculated based on the assumption that 100% of the leases requiring remediation will be settled at the end of the lease life. As a result of adopting SFAS No. 143, on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expenses for the six months ended June 30, 2003 related to the adoption of SFAS No. 143 were $0.5 million. There was no impact to our Condensed Consolidated Balance Sheet as of December 31, 2002 or our results of operations or cash flows for the three months and six months ended June 30, 2002.

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

     The following table sets forth certain financial data as it relates to our domestic operations:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
	(Dollars in thousands)
Revenues:
Subscriber revenues	$173,886	$151,999	$336,253	$297,677
Roamer revenues	54,704	58,841	102,883	111,851
Equipment sales	10,648	10,463	20,464	20,888
Other revenues	539	1,288	1,654	3,452

Total revenues	$239,777	$222,591	$461,254	$433,868
Operating expenses:
Cost of service	$43,344	$46,157	$82,729	$90,491
Cost of equipment sales	22,231	19,302	41,129	37,732
General and administrative	40,575	34,947	79,552	72,835
Sales and marketing	28,583	30,216	54,952	55,954
Depreciation, amortization and accretion	54,587	47,130	104,749	96,692
Asset dispositions		7,556	7,640	7,556

Total operating expenses	$189,320	$185,308	$370,751	$361,260
Adjusted EBITDA	$105,044	$91,969	$202,892	$176,856

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.” Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

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

     The increase in depreciation, amortization and accretion expense for the three and six months ended June 30, 2003, compared to the same periods in 2002, was mainly attributable to the growth of domestic wireless communication system assets.

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

     The following table sets forth certain financial data as it relates to our international operations:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
	(Dollars in thousands)
Revenues:
Subscriber revenues	$90,017	$46,216	$160,974	$93,732
Roamer revenues	9,486	5,351	23,385	13,204
Fixed line revenues	14,640	13,383	29,691	26,999
Equipment sales	2,585	2,072	5,812	5,316
Other revenues	2,727	1,236	5,290	2,156

Total revenues	$119,455	$68,258	$225,152	$141,407
Operating expenses:
Cost of service	$61,502	$44,277	$116,752	$87,691
Cost of equipment sales	14,893	8,336	28,656	16,149
General and administrative	21,636	14,036	40,764	35,250
Sales and marketing	22,268	15,427	43,363	28,800
Depreciation, amortization and accretion	17,023	10,252	32,674	21,129

Total operating expenses	$137,322	$92,328	$262,209	$189,019
Adjusted EBITDA	$(844)	$(13,818)	$(4,383)	$(26,483)

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.” Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

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

     Depreciation, amortization and accretion expense increased for the three and six months ended June 30, 2003 compared to the same periods in 2002, primarily due to network expansion in our European markets and the strengthening of the euro as compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, management anticipates depreciation, amortization and accretion will increase in future periods.

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

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended June 30,

	2003 (As restated)			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$22,934	$17,146	$40,080	$1,004	$(28,381)	$(27,377)
Depreciation, amortization and accretion	54,587	17,023	71,610	47,130	10,252	57,382
Asset dispositions				7,556		7,556
Stock-based compensation
Interest and financing expense, net	22,252	15,187	37,439	28,031	10,971	39,002
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	(7,165)	(9,504)	4,010	(2,322)	1,688
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated subsidiaries		(1,651)	(1,651)		(2,590)	(2,590)
Provision for income taxes	6,036	709	6,745	4,238	817	5,055
Discontinued operations					(2,565)	(2,565)
Cumulative change in accounting principle

Adjusted EBITDA	$105,044	$(844)	$104,200	$91,969	$(13,818)	$78,151

	Six months ended June 30,

	2003 (As restated)			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$36,215	$(20,168)	$16,047	$(90,419)	$(57,606)	$(148,025)
Depreciation, amortization and accretion	104,749	32,674	137,423	96,692	21,129	117,821
Asset dispositions	7,640		7,640	7,556		7,556
Stock-based compensation
Interest and financing expense, net	46,032	29,886	75,918	57,035	20,974	78,009
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	(3,071)	(7,423)	(1,786)	(2,338)	(4,124)
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Minority interests in net loss of consolidated subsidiaries		(4,043)	(4,043)		(5,825)	(5,825)
Provision for income taxes	9,845	1,390	11,235	107,778	1,210	108,988
Discontinued operations					(4,027)	(4,027)
Cumulative change in accounting principle	1,189	1,042	2,231

Adjusted EBITDA	$202,892	$(4,383)	$198,509	$176,856	$(26,483)	$150,373

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

Consolidated Income (Loss) from Continuing Operations before Cumulative Change in Accounting Principle

     For the three months ended June 30, 2003, on a consolidated basis, the $70 million improvement in the income (loss) from continuing operations before cumulative change in accounting principle resulted mainly from those items discussed in the “Domestic Adjusted EBITDA” and “International Adjusted EBITDA” sections above along with the gain on sale of the Croatian joint venture.

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

     At June 30, 2003 we had outstanding $187.1 million and $196.0 million of 10 1/2% Senior Subordinated Notes due 2006 and 2007, respectively (the “2006 Notes” and the “2007 Notes”). On July 17, 2003 the Bank of New York, as trustee, notified holders of the 2006 Notes and the 2007 Notes that we have elected to redeem the entire principal amount of the 2006 Notes and 2007 Notes together with accrued interest on August 18, 2003. The redemption price for the 2006 Notes is 101.75% and the redemption price for the 2007 Notes is 103.5%. We will record an aggregate loss on the early redemption of the 2006 Notes and the 2007 Notes of approximately $14 million in the third quarter of 2003.

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

     Net cash provided by operating activities was $134.6 million for the six months ended June 30, 2003. Adjustments to the $16.0 million net income to reconcile to net cash provided by operating activities included: (i) $139.2 million of depreciation, amortization and accretion expense; (ii) $9.8 million in deferred income taxes; (iii) $40.5 million gain on sale of Croatian joint venture; (iv) $7.6 million for loss on asset dispositions; and (v) $2.2 million cumulative change in accounting principle. Net cash provided by operating activities was $91.7 million for the six months ended June 30, 2002.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibit	Description

	4.5	Western Wireless Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Western Wireless Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of Western Wireless Corporation and its subsidiaries on a consolidated basis.

	10.36*	Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003

	10.37*	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated July 16, 2003

	10.38*	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement, dated as of April 25, 2000

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

	31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

	32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

	32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*   Previously filed

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

Western Wireless Corporation

By:	/s/ M. WAYNE WISEHART M. Wayne Wisehart Executive Vice President and Chief Financial Officer	By:	/s/ SCOTT SOLEY Scott Soley Vice President and Controller (Chief Accounting Officer)

Dated: September 11, 2003

EXHIBIT INDEX

Exhibit		Description

4.5		Western Wireless Corporation hereby agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of Western Wireless Corporation and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which does not exceed 10% of the total assets of Western Wireless Corporation and its subsidiaries on a consolidated basis.

10.36	*	Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003

10.37	*	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated July 16, 2003

10.38	*	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement, dated as of April 25, 2000

12.1		Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*		Previously filed