Form 10-Q
period 2003-09-30
WESTERN WIRELESS CORP
filed 2003-11-07
CIK 930738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of November 3, 2003

Class A Common Stock, no par value	84,623,846
Class B Common Stock, no par value	6,792,721

Western Wireless Corporation
Form 10-Q
For the Quarter Ended September 30, 2003

WESTERN WIRELESS CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$111,819	$62,429
Accounts receivable, net of allowance for doubtful accounts of $28,477 and $22,059, respectively	202,225	159,976
Inventory	18,815	24,461
Marketable securities	12,458	10,270
Prepaid expenses and other current assets	23,877	43,078

Total current assets	369,194	300,214
Property and equipment, net of accumulated depreciation of $908,692 and $739,437, respectively	821,448	855,595
Licensing costs and other intangible assets, net of accumulated amortization of $23,718 and $23,838, respectively	1,160,078	1,163,399
Investments in and advances to unconsolidated affiliates	8,226	41,284
Other assets	21,658	38,484

	$2,380,604	$2,398,976

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$78,206	$59,363
Accrued liabilities and other	192,060	176,783
Construction accounts payable	25,578	30,543
Current portion of long-term debt	46,137	144,196

Total current liabilities	341,981	410,885

Long-term liabilities:
Long-term debt, net of current portion	2,330,552	2,321,955
Deferred income taxes	140,036	120,687
Other long-term liabilities	22,483	9,137

Total long-term liabilities	2,493,071	2,451,779

Minority interests in consolidated subsidiaries	20,886	22,749

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 72,622,492 and 72,229,605 shares issued and outstanding, respectively;
Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	671,719	669,072
Deferred compensation	(140)	(39)
Accumulated other comprehensive loss	(15,534)	(26,513)
Deficit	(1,131,379)	(1,128,957)

Total net capital deficiency	(475,334)	(486,437)

	$2,380,604	$2,398,976

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Subscriber revenues	$294,397	$207,138	$791,624	$598,547
Roamer revenues	73,365	69,799	199,633	194,854
Fixed line revenues	13,686	14,257	43,377	41,256
Equipment sales	16,174	13,300	42,450	39,504
Other revenues	3,703	1,813	10,647	7,421

Total revenues	401,325	306,307	1,087,731	881,582

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below)	109,501	93,019	308,982	271,201
Cost of equipment sales	41,528	28,648	111,313	82,529
General and administrative (exclusive of stock-based compensation of $0, ($5,450), $0 and ($5,450), respectively)	68,675	56,144	188,991	164,229
Sales and marketing	52,249	43,720	150,564	128,474
Depreciation, amortization and accretion	70,889	60,628	208,312	178,449
Asset dispositions		(1,252)	7,640	6,304
Stock-based compensation, net		(5,450)		(5,450)

Total operating expenses	342,842	275,457	975,802	825,736

Other income (expense):
Interest and financing expense, net	(43,221)	(38,844)	(119,139)	(116,853)
Equity in net income of unconsolidated affiliates, net of tax	904	1,917	1,549	4,405
Gain on sale of Croatian joint venture			40,519
Loss on extinguishment of debt	(21,220)		(21,220)
Other, net	(3,356)	(4,489)	3,422	(2,853)

Total other expense	(66,893)	(41,416)	(94,869)	(115,301)

Minority interests in net loss of consolidated subsidiaries	153	1,472	4,196	7,297

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	(8,257)	(9,094)	21,256	(52,158)
Provision for income taxes	(10,212)	(7,010)	(21,447)	(115,998)

Loss from continuing operations before cumulative change in accounting principle	(18,469)	(16,104)	(191)	(168,156)
Discontinued operations		1,381		5,408
Cumulative change in accounting principle			(2,231)

Net loss	$(18,469)	$(14,723)	$(2,422)	$(162,748)

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$(0.23)	$(0.20)	$(0.00)	$(2.13)
Discontinued operations		0.01		0.07
Cumulative change in accounting principle			(0.03)

Basic and diluted loss per share	$(0.23)	$(0.19)	$(0.03)	$(2.06)

Basic and diluted weighted average shares outstanding	79,313,000	78,969,000	79,266,000	78,950,000

Pro forma net loss assuming SFAS No. 143 is applied retroactively (see Note 2 – Long Lived Assets)	$(18,469)	$(14,955)	$(191)	$(163,432)

Comprehensive income (loss):
Net loss	$(18,469)	$(14,723)	$(2,422)	$(162,748)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	3,766		3,917
Unrealized holding gain (loss)	548	(2,153)	2,440	(4,906)

Net unrealized income (loss)	4,314	(2,153)	6,357	(4,906)
Foreign currency translation	(148)	1,640	800	8,406
Unrealized gain (loss) on hedges	2,849	(4,344)	3,822	(6,016)

Total comprehensive income (loss)	$(11,454)	$(19,580)	$8,557	$(165,264)

See accompanying notes to condensed consolidated financial statements.

WESTERN WIRELESS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(2,422)	$(162,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations		(5,408)
Gain on sale of Croatian joint venture	(40,519)
Cumulative change in accounting principle	2,231
Realized loss on marketable securities	3,890
Loss on extinguishment of debt	21,220
Depreciation, amortization and accretion	211,166	181,399
Deferred income taxes	19,349	114,101
Asset dispositions	7,640	6,304
Stock-based compensation, net		(5,450)
Equity in net income of unconsolidated affiliates, net of tax	(1,549)	(4,405)
Minority interests in net loss of consolidated subsidiaries	(4,196)	(7,297)
Adjustment of interest rate hedges to fair market value	(9,170)	2,745
Non cash interest	7,910	4,671
Other, net	5,700	2,556
Changes in operating assets and liabilities	21,609	(9,423)

Net cash provided by operating activities	242,859	117,045

Investing activities:
Purchase of property and equipment	(147,656)	(220,458)
Additions to licensing costs and other intangible assets	(5,497)	(15,431)
Proceeds from sale of Croatian joint venture	69,630
Proceeds from asset dispositions	22,800	5,102
Slovenian Credit Facility collateralization	(522)	(18,655)
Other, net	1,815	(858)

Net cash used in investing activities	(59,430)	(250,300)

Financing activities:
Additions to long-term debt	739,504	171,117
Repayment of long-term debt	(840,225)	(51,877)
Deferred financing costs	(28,155)
Premium on extinguishment of debt	(10,133)
Other, net	877	1,323

Net cash (used in) provided by financing activities	(138,132)	120,563

Effect of exchange rate changes on cash	4,093	1,731
Change in cash and cash equivalents	49,390	(10,961)
Cash and cash equivalents, beginning of period	62,429	45,083

Cash and cash equivalents, end of period	$111,819	$34,122

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

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2002, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated September 30, 2003 and 2002, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K for the year ended December 31, 2002.

2. Summary of Significant Accounting Policies:

Supplemental Cash Flow Disclosure:

     Cash paid for interest was $126.7 million and $113.2 million for the nine months ended September 30, 2003 and 2002, respectively. Cash paid for taxes was $2.1 million and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively.

Reclassifications:

     Certain amounts in prior years’ financial statements have been reclassified to conform to the 2003 presentation.

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of September 30, 2003, we consolidate six of WWI’s operating entities: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue Recognition:

     Beginning in the third quarter of 2003, we are including in our subscriber revenues amounts collected from our customers for federal and state universal service fund assessments. The subsequent remittances to the universal service fund are recorded in general and administrative expenses. The amounts included in subscriber revenues and general and administrative expenses for the three and nine months ended September 30, 2003, were $6.7 million each. Because the amount was not material to our previously reported revenues, expenses or net income (loss), we have not changed prior periods.

Long-Lived Assets:

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143 on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expense for the three and nine months ended September 30, 2003 related to the adoption of SFAS No. 143 were $0.2 million and $0.7 million, respectively.

     The following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143.

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,

	2003	2002	2003	2002	2002	2001	2000

	(Dollars in thousands, except per share data)
As reported:
Net income (loss)	$(18,469)	$(14,723)	$(2,422)	$(162,748)	$(185,681)	$(155,077)	$65,406
Basic income (loss) per share	$(0.23)	$(0.19)	$(0.03)	$(2.06)	$(2.35)	$(1.97)	$0.84
Diluted income (loss) per share	$(0.23)	$(0.19)	$(0.03)	$(2.06)	$(2.35)	$(1.97)	$0.81
Pro forma:
Net income (loss)	$(18,469)	$(14,955)	$(191)	$(163,432)	$(186,601)	$(155,631)	$65,204
Basic income (loss) per share	$(0.23)	$(0.19)	$0.00	$(2.07)	$(2.36)	$(1.98)	$0.84
Diluted income (loss) per share	$(0.23)	$(0.19)	$0.00	$(2.07)	$(2.36)	$(1.98)	$0.81

	At December 31,			At January 1,

	2002	2001	2000	2000

	(Dollars in thousands)
Pro forma:
Asset retirement obligation	$6,839	$6,183	$1,849	$1,509

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Indefinite Life Intangible Assets:

     Our domestic FCC licenses are considered to be indefinite life intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, indefinite life intangible assets are no longer amortized for book purposes but rather are assessed annually for impairment. During the third quarter of 2003, we completed our annual impairment assessment of our indefinite life intangible assets and determined that in the aggregate they continue not to be impaired. In our annual impairment assessment, fair value was determined using the discounted present value of expected future cash flows. Impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.

Derivative Financial Instruments:

     In February 2003, we entered into interest rate swaps with a total notional value of $296 million. The interest rate swaps were entered into as hedges of the fair value of $100 million of the 10½% Senior Subordinated Notes due June 2006 (the “2006 Notes”) and all of the 10½% Senior Subordinated Notes due 2007 (the “2007 Notes”). As a result of the early redemption of the 2006 and 2007 Notes in August 2003 (see Note 3), we cancelled the interest rate swaps and recognized a loss of $2.8 million at the cancellation date. The loss on cancellation is included in the $21.2 million loss on extinguishment of debt as presented in our condensed consolidated statements of operations and comprehensive income (loss).

Loss per Common Share:

     Loss per share is calculated using the weighted average number of shares of outstanding stock during the period. For loss periods, the options outstanding and assumed conversions of our 4.625% Convertible Subordinated Notes are anti-dilutive, thus basic and diluted loss per share are equal. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were antidilutive, were 2,020,274 and 2,706,673 for the nine months ended September 30, 2003 and 2002, respectively, and 2,774,639 and 3,431,436 for the three months ended September 30, 2003 and 2002, respectively. Weighted average shares issuable upon the assumed conversion of our 4.625% Convertible Subordinated Notes, which were not included in the calculation because they were anti-dilutive, were 7,440,476 and 3,052,503 for the three and nine months ended September 30, 2003, respectively. Stock option exercises and the conversion of all or a portion of the 4.625% Convertible Subordinated Notes could potentially dilute earnings per share in the future.

Stock-Based Compensation Plans:

     In December 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted under SFAS No. 148, we have elected to continue to follow the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The following table illustrates the effect on our net loss and basic and diluted loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net loss:
As reported	$(18,469)	$(14,723)	$(2,422)	$(162,748)
Deduct: stock-based compensation expense determined under fair value based method for all awards	(1,417)	(1,962)	(3,971)	(6,479)

Pro forma net loss	$(19,886)	$(16,685)	$(6,393)	$(169,227)

Basic and diluted loss per share:
As reported	$(0.23)	$(0.19)	$(0.03)	$(2.06)

Pro forma	$(0.25)	$(0.21)	$(0.08)	$(2.14)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002

Weighted average risk free interest rates	4.09%	5.03%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.0%	66.0%
Expected lives (in years)	7.5	7.5

     The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Standards:

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for us for financial instruments entered into or modified after May 31, 2003 and for fiscal periods beginning after June 15, 2003 for existing financial instruments. On October 29, 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. We will evaluate the applicability of any changes to these provisions upon their reissuance. There was no impact to our financial position or results of operations as a result of adopting those provisions of SFAS No. 150 that remained in effect.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for us on a prospective basis for contracts entered into or modified and for hedging relationships designated for fiscal periods beginning after June 30, 2003. We adopted the provisions of SFAS No. 149 effective July 1, 2003 on a prospective basis which had no material effect on our financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN No. 46, a company generally included another entity in its consolidated financial statements only if that company controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is either subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. We adopted the provisions of FIN No. 46 effective January 31, 2003 for new or revised agreements and adopted the provisions of FIN No. 46 for existing agreements on July 1, 2003. In October 2003, certain provisions of FIN No. 46 were deferred by the FASB until December 31, 2003. The adoption of the effective provisions of FIN No. 46 had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our future financial position or results of operations.

     In October 2002, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses arrangements with multiple deliverables specifying how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement should be allocated among the separate units of accounting. EITF No. 00-21 is applicable to an arrangement in which some, but not all of its deliverables are within the scope of other existing higher-level authoritative literature that does not provide guidance with respect to determining separate units of accounting. EITF No. 00-21 indicates a need for Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), to be modified. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF No. 00-21 effective July 1, 2003 on a prospective basis which had no material effect on our financial position or results of operations.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Long-Term Debt:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Credit Facility:
Revolvers	$525,000	$700,000
Term Loans	822,000	1,100,000
10½% Senior Subordinated Notes Due 2006		187,050
10½% Senior Subordinated Notes Due 2007		196,000
9.250% Senior Notes Due 2013	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000
tele.ring Term Loan	204,165	151,976
Slovenian Credit Facility	64,090	71,391
Bolivian Bridge Loan	34,700	34,700
Other	11,734	25,034

	2,376,689	2,466,151
Less current portion	(46,137)	(144,196)

	$2,330,552	$2,321,955

     The aggregate amounts of principal maturities as of September 30, 2003, are as follows:

(Dollars in thousands)
Three months ending December 31, 2003	$36,293
Year ending December 31,
2004	11,790
2005	225,793
2006	469,206
2007	317,963
2008	591,846
Thereafter	723,798

$2,376,689

Credit Facility:

     In July 2003, we amended our credit facility with a consortium of lenders (as amended, the “Credit Facility”). As part of the amendment we reduced the commitment under one of our revolving credit lines by $150 million and made prepayments aggregating $400 million under the other revolving credit line and the term loans. After such reduction and prepayments our Credit Facility consists of (i) a $350 million term loan (“Term Loan A”); (ii) a $500 million term loan (“Term Loan B”); (iii) a $350 million revolving loan (“Revolver A”); and (iv) a $350 million revolving loan (“Revolver B”). The commitment reduction and each such prepayment was applied to the earliest maturities first. In addition, among other modifications, we modified certain quarterly financial covenants and included a new covenant requiring our domestic operations to maintain a minimum ratio of annualized operating cash flow to senior secured indebtedness. The amendment also requires us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. In 2004, based on current assumptions, we may be required to prepay between $55 million and $65 million of indebtedness under the Credit Facility from excess cash flow. The amendment further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

million plus certain other amounts received, such as net proceeds from the sale or disposition of our interest in a foreign subsidiary. Our applicable margin under Revolver A, Revolver B and Term Loan A, based upon our leverage ratio, has been increased to a range of 1.625% to 2.25% for Eurodollar advances and 0.625% to 1.25% for prime rate advances. The applicable margin for Term Loan B increased to 3.25% for Eurodollar advances and 2.25% for prime rate advances.

10½% Senior Subordinated Notes Due 2006 and 2007:

     In August 2003, we elected to redeem the entire principal amount of the 2006 Notes and 2007 Notes together with accrued interest. The redemption price for the 2006 Notes was 101.75% and the redemption price for the 2007 Notes was 103.5%. We recorded a $16.9 million aggregate loss on the extinguishment of the 2006 and 2007 Notes and the cancellation of the related interest rate swaps in the third quarter of 2003.

9.250% Senior Notes Due 2013:

     In July 2003, we issued $600 million of 9.250% Senior Notes due 2013 (the “2013 Notes”) at par. Interest is payable semi-annually. We may redeem the 2013 Notes at our option at any time on or after July 15, 2008, in whole or from time to time in part, at specified redemption prices, plus accrued and unpaid interest. In addition, on or before July 15, 2008, we may redeem any of the 2013 Notes at our option at any time, in whole, or from time to time in part, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2013 Notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2013 Notes being redeemed discounted to the date of redemption at a specified rate. In addition, on or before July 15, 2006, we may apply, at our option, certain proceeds from issuances of our capital stock and from transactions with affiliates and related persons to redeem up to 35% of the aggregate principal amount of the 2013 Notes at a redemption price equal to 109.250% of the principal amount of the 2013 Notes being redeemed, plus accrued and unpaid interest to but excluding the date fixed for redemption. The 2013 Notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness, make certain asset dispositions, make restricted payments, issue capital stock of certain wholly-owned subsidiaries and enter into certain mergers, sales or combinations. The 2013 Notes are unsecured and will rank equally in right of payment to all existing and future senior unsecured obligations of ours. Additionally, the 2013 Notes will rank senior in right of payment to all existing and future subordinated debt, but are effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries.

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Slovenian Credit Facility:

     In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. In September 2003, the Slovenian credit facility was amended (as amended, the “Slovenian Credit Facility”). Under the terms of the Slovenian Credit Facility: (i) all undrawn commitments were cancelled and substantially all of Vega’s operating and financial covenants were eliminated; (ii) balances of $20.9 million from collateral accounts supporting the original loan and a $0.9 million refund of facility fees related to the undrawn commitments were utilized to pay down the principal balance; (iii) the applicable margin on EURIBOR advances has been increased to initial rates of 1.50% on certain EURIBOR advances and 3.50% on the remaining EURIBOR advances; and (iv) the repayment schedule for outstanding borrowings remained unchanged. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries and enter into guarantees. There are also certain financial covenants, relating to WWIC and its majority owned subsidiaries, including Minimum Consolidated Annualized EBITDA and Consolidated Tangible Net Worth. The amendment was deemed to be a significant modification under EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and accordingly Vega wrote off all deferred financing costs associated with the original credit facility resulting in a loss on extinguishment of debt of $4.3 million for the three and nine months ended September 30, 2003. As of September 30, 2003, Vega had $64.1 million outstanding under the Slovenian Credit Facility.

Bolivian Bridge Loan:

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its pro rata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. The loan was originally scheduled to mature in its entirety in October 2002. Currently, the maturity date of the Bolivian Bridge Loan has been extended to November 28, 2003. In March 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“Bolivian Refinancing”). The terms of the Bolivian Refinancing have been substantially negotiated and we are currently working to satisfy conditions precedent to closing the refinancing. We expect, but there can be no assurance, that the Bolivian Bridge Loan will be refinanced in the fourth quarter of 2003 at which time WWIC will initially be required to provide $11.6 million as cash collateral for a letter of credit in favor of OPIC. Until the Bolivian Refinancing is finalized, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted or that the Bolivian Refinancing will be consummated. As of September 30, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn.

4. Commitments and Contingencies:

Shelf Registration Statement:

     In September 2003, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of our preferred stock or debt securities in an aggregate amount of up to $300 million. On November 3, 2003, we completed a public offering of 12 million shares of our Class A common stock for net proceeds of approximately $228 million utilizing the Shelf Registration Statement. We intend to use the net proceeds for general corporate purposes, to fund working capital requirements, for making capital expenditures and for potential acquisitions. Pending the final application of the net proceeds to the uses described above, we have invested the net

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

proceeds in investment-grade, interest-bearing securities and have temporarily reduced the outstanding debt under Revolver A of the Credit Facility by $175 million.

     In September 2003, we fulfilled our obligation under the 2023 Notes by filing a shelf registration statement with the SEC to register the resale of the 2023 Notes and the shares of Class A common stock issuable upon their conversion. In addition, we fulfilled our obligation under the 2013 Notes by filing a shelf registration statement to exchange the 2013 Notes for substantially similar registered notes.

Ghana:

     Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been stifled. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. WWC’s net investment in Westel at September 30, 2003 was approximately $4.9 million.

Haiti:

     In accordance with the Rights Agreements entered into in September 1998 by WWI with two of the shareholders of Communication Cellulaire d’ Haiti, S.A. (“COMCEL”), WWI’s Haitian subsidiary, these two minority shareholders have the right to elect that WWI purchase all of their shares at fair market value, as defined in the agreements, within the 30 day period after COMCEL’s issuance of its December 31, 2003 financial statements. Island Cellular LLC, a limited liability company organized under the laws of New York, and High Ridge Holdings, Inc., a Delaware corporation, own a 20% and 4% interest, respectively, in COMCEL at September 30, 2003. If WWI and the two shareholders cannot agree on a fair market valuation of COMCEL, all of the shares of COMCEL may be sold to a third party.

5. Acquisitions and Dispositions:

Hickory Tech Acquisition:

     In September 2003, we entered into a stock purchase agreement with HickoryTech Corporation (“HickoryTech”) to acquire for approximately $25 million all of the outstanding shares of common stock of Minnesota Southern Wireless Company, which owns the licenses and related assets for the Minnesota 10 rural service area and the Minneapolis/St. Paul Metro A-2 area, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea basic trading areas. The transaction is expected to close during the fourth quarter of 2003, subject to Federal Communications Commission (“FCC”) and other required approvals. The purchase price will be paid in the form of 1,038,927 shares of HickoryTech common stock we currently own and $12.8 million in cash. In the three and nine months ended September 30, 2003, we recognized a $3.8 million non-cash loss on the 1,038,927 shares of common stock to be delivered at closing, which is included in other, net in the condensed consolidated statements of operations and comprehensive income (loss). The loss represents the difference between amounts paid for the HickoryTech common stock and the market value of the common stock at the date of the stock purchase agreement.

Croatia Disposition:

     In October 1998, VIP-Net GSM d.o.o. (“VIP NET”) was formed as a joint venture between WWI, Mobilkom Austria (“Mobilkom”) and four other partners in Austria and Croatia. In June 2003, WWI sold its 19% minority ownership interest in VIP-Net to Mobilkom for $69.6 million in cash, which included repayment of a loan to WWI. Additionally,

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Mobilkom assumed WWI’s portion of the guarantee of VIP-Net’s credit facility, which was secured by WWI’s shares of VIP-Net. This transaction resulted in a gain on sale of $40.5 million in the second quarter of 2003.

Arizona 6 Disposition:

     In May 2003, we signed a purchase agreement to sell the assets and license for our Arizona 6 Rural Service Area (“RSA”) for $22.8 million in cash. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA during the first quarter of 2003 of $7.6 million, which is included in asset dispositions in our consolidated statement of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.

PCS Licenses Acquisition:

     In May 2003, we entered into an agreement with T-Mobile USA, Inc. (“TMO”) in which we are receiving certain domestic FCC licenses for a nominal amount of cash and have agreed to provide discounted GSM roaming services through 2013. In the third quarter of 2003, we completed buildout commitments and received FCC approval for the transfer of the first stage of the licenses. The acquired licenses and related microwave clearing costs were recorded at estimated fair value. We recorded deferred revenue associated with the acquisition, which will be amortized through 2013 with related GSM minutes of use.

     TMO is considered a related party by us as our Chairman of the Board, Director and Chief Executive Officer is also the Chairman of the Board and a Director of TMO. We expect the remainder of this transaction to be fully complete in the first quarter of 2004.

6. Segment Information:

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

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The domestic cellular operations comprise the majority of our total revenues, expenses and total assets as presented in the table below:

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2003
Total revenues	$260,572	$140,753	$401,325
Depreciation, amortization and accretion	53,506	17,383	70,889
Interest and financing expense, net	28,801	14,420	43,221
Adjusted EBITDA(1)	112,556	16,816	129,372
Total capital expenditures	37,737	10,080	47,817
Nine months ended September 30, 2003
Total revenues	$721,826	$365,905	$1,087,731
Depreciation, amortization and accretion	158,255	50,057	208,312
Interest and financing expense, net	74,833	44,306	119,139
Adjusted EBITDA(1)	315,448	12,433	327,881
Total capital expenditures	102,042	45,614	147,656
At September 30, 2003
Total assets	$1,775,941	$604,663	$2,380,604

	Domestic	International
	Operations	Operations	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2002
Total revenues	$228,476	$77,831	$306,307
Depreciation, amortization and accretion	49,281	11,347	60,628
Interest and financing expense, net	26,726	12,118	38,844
Adjusted EBITDA(1)	93,672	(8,896)	84,776
Total capital expenditures	40,409	21,791	62,200
Nine months ended September 30, 2002
Total revenues	$662,344	$219,238	$881,582
Depreciation, amortization and accretion	145,973	32,476	178,449
Interest and financing expense, net	83,761	33,092	116,853
Adjusted EBITDA(1)	270,528	(35,379)	235,149
Total capital expenditures	106,152	114,306	220,458
At September 30, 2002
Total assets	$1,810,532	$567,211	$2,377,743

(1) Adjusted EBITDA

     EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, the Company uses the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of the items excluded from Adjusted EBITDA referenced above is presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

     Adjusted EBITDA is consistent with certain financial measures used in the Company’s Credit Facility and the 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

     Adjusted EBITDA should not be construed as an alternative to net income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. The Company believes Adjusted EBITDA is useful to investors as a means to evaluate the Company’s operating performance prior to financing costs, deferred tax charges, non-cash depreciation and amortization expense, and certain other non-cash charges. Although Adjusted EBITDA may be defined differently by other companies in the wireless industry, the Company believes that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

Western Wireless Corporation
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended September 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$4,510	$(22,979)	$(18,469)	$8,897	$(23,620)	$(14,723)
Depreciation, amortization and accretion	53,506	17,383	70,889	49,281	11,347	60,628
Asset dispositions				(1,252)		(1,252)
Stock-based compensation, net					(5,450)	(5,450)
Interest and financing expense, net	28,801	14,420	43,221	26,726	12,118	38,844
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(675)	3,127	2,452	3,697	(1,125)	2,572
(Gain) loss on sale of Croatian joint venture
Loss on extinguishment of debt	16,910	4,310	21,220
Minority interests in net loss of consolidated subsidiaries		(153)	(153)		(1,472)	(1,472)
Provision for income taxes	9,504	708	10,212	6,323	687	7,010
Discontinued operations					(1,381)	(1,381)
Cumulative change in accounting principle

Adjusted EBITDA	$112,556	$16,816	$129,372	$93,672	$(8,896)	$84,776

	Nine months ended September 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$40,725	$(43,147)	$(2,422)	$(81,522)	$(81,226)	$(162,748)
Depreciation, amortization and accretion	158,255	50,057	208,312	145,973	32,476	178,449
Asset dispositions	7,640		7,640	6,304		6,304
Stock-based compensation, net					(5,450)	(5,450)
Interest and financing expense, net	74,833	44,306	119,139	83,761	33,092	116,853
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(5,027)	56	(4,971)	1,911	(3,463)	(1,552)
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Loss on extinguishment of debt	16,910	4,310	21,220
Minority interests in net loss of consolidated subsidiaries		(4,196)	(4,196)		(7,297)	(7,297)
Provision for income taxes	19,349	2,098	21,447	114,101	1,897	115,998
Discontinued operations					(5,408)	(5,408)
Cumulative change in accounting principle	1,189	1,042	2,231

Adjusted EBITDA	$315,448	$12,433	$327,881	$270,528	$(35,379)	$235,149

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations, including wireless number portability; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” contained in our Form 10-K for the year ended December 31, 2002 and in our public offering prospectuses.

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

     The following discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2002. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as subscriber and roamer revenues, interconnect costs, incollect expense, allowance for doubtful accounts, long-lived assets, intangible assets, asset retirement obligations, investments in unconsolidated affiliates, stock-based compensation plans, income taxes and contingencies. We base our estimates on historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions.

Overview

     We provide wireless communications services in 19 western states under the CELLULARONE® and Western Wireless® brand names principally through the ownership and operation of cellular wireless systems. The operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We provide wireless services in 18 Metropolitan Service Areas (“MSA”) and 87 Rural Service Areas (“RSA”). Additionally, we own 10 MHz personal communication services (“PCS”) licenses for three Basic Trading Areas.

     In the second quarter of 2003, we entered into Global System for Mobile Communications/General Packet Radio Service (“GSM/GPRS”) roaming agreements with Cingular Wireless (“Cingular”) and T-Mobile USA, Inc. (“TMO”) through 2008 and 2013, respectively. In July 2003, we entered into a GSM/GPRS roaming agreement with AT&T Wireless Services, Inc. (“AT&T”) through 2006 covering portions of 17 western states. We are building our GSM/GPRS network using existing 850 MHz spectrum as well as new 1900 MHz spectrum purchased from TMO.

     Historically, we have provided analog service to our customers and have deployed Time Division Multiple Access (“TDMA”) digital voice channels throughout our network to support our roaming partners. During 2001 we began deploying Code Division Multiple Access (“CDMA”) throughout our network, which allows us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of consumer-based wireless internet-related services. At September 30, 2003, approximately 60% of the population in our service territory had access to digital service.

     We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). The balance is owned by the President of WWI who is also an Executive Vice President of the Company. WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in eight countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. These six entities are consolidated into our financial results. Operations in Côte d’Ivoire and Georgia are accounted for using the equity method. In the fourth quarter of 2002, WWI sold its majority ownership interest in its Icelandic subsidiary and wrote off its investment in Côte d’Ivoire. In the second quarter of 2003, WWI sold its minority interest in its Croatian joint venture, VIP-Net GSM d.o.o. (“VIP-Net”). In the third quarter of 2003, we suspended operations in Côte d’Ivoire and we are unsure when we will be able to resume operations there.

     U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and entities accounted for using the equity method are presented on a one-quarter lag.

Results of Domestic Operations for the Three and Nine Months Ended September 30, 2003 and 2002

     We had 1,246,100 domestic subscribers at September 30, 2003. This represents an increase of 21,000 and 54,400 compared to June 30, 2003 and December 31, 2002, respectively. These increases are partially offset by the disposition of our Arizona 6 RSA in the third quarter of 2003, which had 6,100 subscribers. We had 1,176,100 domestic subscribers at September 30, 2002. This represented an increase of 10,800 and a decrease of 400 compared to June 30, 2002 and December 31, 2001, respectively.

     The following table sets forth certain financial data as it relates to our domestic operations:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Revenues:
Subscriber revenues	$187,109	$156,233	$523,362	$453,910
Roamer revenues	61,107	61,500	163,990	173,351
Equipment sales	11,793	10,322	32,257	31,210
Other revenues	563	421	2,217	3,873

Total revenues	$260,572	$228,476	$721,826	$662,344
Operating expenses:
Cost of service	$44,495	$46,781	$127,224	$137,272
Cost of equipment sales	24,110	19,771	65,239	57,503
General and administrative	48,404	37,533	127,956	110,368
Sales and marketing	31,007	30,719	85,959	86,673
Depreciation, amortization and accretion	53,506	49,281	158,255	145,973
Asset dispositions		(1,252)	7,640	6,304

Total operating expenses	$201,522	$182,833	$572,273	$544,093
Adjusted EBITDA	$112,556	$93,672	$315,448	$270,528

     For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.” Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

     Beginning in the third quarter of 2003, we are including in our subscriber revenues amounts collected from our customers for federal and state universal service fund assessments. The subsequent remittances to the universal service fund are recorded in general and administrative expenses. The amounts included in subscriber revenues and general and administrative expenses for the three and nine months ended September 30, 2003, were $6.7 million each. The inclusion of these universal service fund amounts in our operating results is in response to a recent trend in the wireless industry supporting this practice. Because the amount was not material to our previously reported revenues, expenses or net income (loss), we have not changed prior periods.

Domestic Revenues

     The increase in subscriber revenues for the three and nine month periods ended September 30, 2003, compared to the same periods one year ago, was due partly to an increase in average revenue per unit (“ARPU” defined as subscriber revenues divided by average subscribers) and due partly to growth in subscribers. ARPU was $50.35 for the three months ended September 30, 2003, a $5.87, or 13.2%, increase from $44.48 for the three months ended September 30, 2002. ARPU was $47.59 for the nine months ended September 30, 2003, a $4.71, or 11.0%, increase from $42.88 for the nine months ended September 30, 2002. The increase in ARPU is due to many factors including: (i) the receipt of federal universal service fund payments as an Eligible Telecommunications Carrier for certain of our traditional mobile services customers, which contributed $2.10 and $2.04 to the increase in ARPU for the three and nine months ended September 30, 2003, respectively; (ii) the inclusion in subscriber revenue amounts collected from customers for federal and state universal service fund assessments, which contributed $1.80 and $0.61 to the increase in ARPU for the three and nine months ended September 30, 2003, respectively; and (iii) a charge of $0.97 per month to our subscribers beginning in May 2003, to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced E911. In addition, we continue to focus on attracting and retaining customers with rate plans that provide more features and included minutes at a higher average recurring access charge. We expect these combined factors will result in higher ARPU in 2003 as compared to 2002. We expect to continue to receive universal fund payments for certain mobile subscribers who reside in areas for which we are eligible to receive such payments, but we can provide no long-term assurances that federal universal service fund payments will continue at the current level, if at all.

     Roamer revenue was flat for the three month period ended September 30, 2003 and decreased for the nine month period ended September 30, 2003, compared to the same periods a year ago. The decrease in roamer revenue was primarily due to a scheduled rate decrease with AT&T partially offset by an increase in roaming traffic on our network. The increase in roaming traffic is mainly due to increased volume resulting from new contracts signed in 2002 with Verizon Wireless Corporation and Cingular. We launched GSM roaming services in certain markets on September 30, 2003 and GSM roaming revenue for the third quarter of 2003 was insignificant. We expect roamer revenue to decrease slightly in 2003 compared to 2002 due to certain year-over-year contractual rate decreases partially offset by volume increases from our roamer partners.

     Equipment sales increased for both the three and nine month periods ended September 30, 2003 compared to the same periods in 2002. These increases were due to an increase in the number of handsets sold partially offset by a decrease in the average revenue per handset sold. The decrease in the average revenue per handset sold is mainly the result of lower promotional pricing for subscribers who enter into a two year contract. We expect to continue to offer promotional handset pricing to subscribers who enter into two year contracts.

Domestic Operating Expenses

     The decrease in cost of service for the three and nine month periods ended September 30, 2003, compared to the same periods one year ago, was due primarily to a decrease in interconnection costs. In addition, we experienced decreased off-network roaming costs for our customers as a result of lower contractual rates contained in our new roaming agreements. These savings were partially offset by increased costs associated with supporting growth in the number of subscriber and roamer minutes of use (“MOU”). Domestic cost of service per MOU decreased to $0.021 per MOU for the three months ended September 30, 2003 and $0.022 per MOU for the nine months ended September 30, 2003, compared to $0.030 per MOU for the three months ended September 30, 2002 and $0.032 per MOU for the nine months ended September 30, 2002. The decrease in domestic cost of service per MOU was due mainly to lower interconnect rates and the decrease in off-network roaming costs as discussed above. In addition, we continued to see decreases in the fixed cost components of cost of service on a per minute basis. We expect cost of service dollars to increase in future quarters as a result of: (i) a growing subscriber base; (ii) an increase in other carriers’ customers roaming on our network; (iii) an increase in rate plans that include larger home calling areas; and (iv) incremental fixed cost components related to beginning to offer GSM roaming services. Domestic cost of service per MOU is expected to continue to decrease slightly for 2003 compared to 2002 as economies of scale continue to be realized.

     Cost of equipment sales increased for the three and nine month periods ended September 30, 2003 compared to the same periods one year ago. For the three month period ended September 30, 2003 compared to the same period in 2002 the increase was primarily the result of an increase in the volume of handsets sold along with a slight increase in the average per unit cost of handsets sold. For the nine month period ended September 30, 2003 compared to the same period in 2002 the increase was the result of an increase in the volume of handsets sold partially offset by a decrease in the average per unit cost of handsets sold. For the remainder of 2003, we expect that regulatory and technological requirements, along with demand for feature rich handsets, will increase our per unit cost of handsets as compared to 2002. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice. We expect to continue to do so in the future.

     General and administrative costs increased for the three and nine month periods ended September 30, 2003 compared to the same periods one year ago. The year-over-year increase was a result of: (i) the inclusion of universal service fund remittances for the three month period ended September 30, 2003; (ii) an increase in bad debt expense; and (iii) a larger subscriber base. Our domestic general and administrative monthly cost per average subscriber for the three months ended September 30, 2003 increased to $13.03 compared to $10.69 for the three months ended September 30, 2002. Our domestic general and administrative monthly cost per average subscriber for the nine months ended September 30, 2003 increased to $11.63 compared to $10.42 for the nine months ended September 30, 2002. The universal service fund assessments increased our domestic general and administrative monthly cost per average subscriber by $1.80 and $0.61 for the three and nine months ended September 30, 2003, respectively. We anticipate our domestic general and administrative monthly cost per average subscriber will be slightly higher for the remainder of 2003 as compared to 2002. The anticipated year-over-year increase on a per subscriber basis is due to a year-over-year increase in bad debt expense and the inclusion of universal service fund remittances in 2003 that were not included in general and administrative costs in 2002 or in the six months ended June 30, 2003.

     Sales and marketing costs were flat for the three and nine month periods ended September 30, 2003, compared to the same periods one year ago. Cost per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross subscriber additions for the period) decreased to $391 for the three months ended September 30, 2003 compared to $402 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, CPGA decreased to $390 compared to $431 for the nine months ended September 30, 2002. The year-over-year decreases in CPGA are due to reductions in the loss on equipment sales and the fixed cost components of sales and marketing offset by increases in retention costs. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These retention costs had a $63 and $51 impact on CPGA for the three months ended September 30, 2003 and 2002, respectively, and a $61 and $50 impact on CPGA for the nine months ended September 30, 2003 and 2002, respectively. We expect CPGA, including the loss on equipment sales, to continue to be down in 2003 as compared to 2002.

     Depreciation, amortization and accretion expense increased for both the three and nine month periods ended September 30, 2003 compared to the same periods in 2002. These increases were due primarily to the acceleration of depreciation as we consolidated and decommissioned certain switching assets.

     The asset dispositions loss for the nine months ended September 30, 2003 resulted from recording a $7.6 million impairment charge related to the pending sale of one of our RSAs. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA during the first quarter of 2003 in our condensed consolidated statements of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.

     The asset dispositions loss for the nine months ended September 30, 2002 resulted from the implementation of our strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge in the second quarter of 2002 of approximately $7.6 million related to the disposition of certain of our paging assets. We also sold certain Specialized Mobile Radio and Competitive Local Exchange Carrier assets and recognized a gain of approximately $1.3 million in the third quarter of 2002.

Domestic Adjusted EBITDA

     Domestic Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased for the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002. The increase for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was the result of an increase in revenues in conjunction with a decrease in cost of service. These items were partially offset by increases in cost of equipment sales and general and administrative expenses. Management expects domestic Adjusted EBITDA to increase at a moderate pace in 2003 as compared to 2002.

Results of International Operations for the Three and Nine Months Ended September 30, 2003 and 2002

     Our international consolidated operations offer postpaid and prepaid mobile services in Austria, Ireland, Slovenia, Bolivia and Haiti and fixed line service mainly in Austria. We had 1,019,700 consolidated international customers at September 30, 2003, approximately 65% of which were in Austria and Ireland. On a consolidated international basis, this represented an increase of 117,600 and 278,400, or 13% and 38%, compared to June 30, 2003 and December 31, 2002, respectively. We had 625,800 consolidated international customers at September 30, 2002. This represented an increase of 46,300 and 134,700, or 8% and 27%, compared to June 30, 2002 and December 31, 2001, respectively. As of September 30, 2003 and 2002, approximately 59% and 70%, respectively, of our consolidated international customers were prepaid customers. As of September 30, 2003, we had 160,800 fixed lines. This represented a decrease of 4,900 and 15,100, or 3% and 9%, compared to June 30, 2003 and December 31, 2002, respectively.

     The following table sets forth certain financial data as it relates to our international operations:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Revenues:
Subscriber revenues	$107,288	$50,905	$268,262	$144,637
Roamer revenues	12,258	8,299	35,643	21,503
Fixed line revenues	13,686	14,257	43,377	41,256
Equipment sales	4,381	2,978	10,193	8,294
Other revenues	3,140	1,392	8,430	3,548

Total revenues	$140,753	$77,831	$365,905	$219,238
Operating expenses:
Cost of service	$65,006	$46,238	$181,758	$133,929
Cost of equipment sales	17,418	8,877	46,074	25,026
General and administrative	20,271	18,611	61,035	53,861
Sales and marketing	21,242	13,001	64,605	41,801
Depreciation, amortization and accretion	17,383	11,347	50,057	32,476
Stock-based compensation, net		(5,450)		(5,450)

Total operating expenses	$141,320	$92,624	$403,529	$281,643

Adjusted EBITDA	$16,816	$(8,896)	$12,433	$(35,379)

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

     Because our subsidiary WWI has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three and nine months ended September 30, 2003, reflect the effect of a

13% and 17%, respectively, average appreciation of the euro as compared to the U.S. dollar, compared to the same periods in 2002, which had a comparable positive impact on revenues and a negative impact on operating expenses. Such European subsidiaries, in aggregate, represented 85% and 87% of total international segment revenues and operating expenses, respectively, for the three and nine months ended September 30, 2003. Fluctuations in exchange rates have less effect on local operating results, however, because WWI conducts business primarily in the currencies of the countries in which they operate. Management cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

     The increase in subscriber revenues for the three and nine months ended September 30, 2003, compared to the same periods in 2002, was mainly due to an increase in the number of subscribers across most of our markets, increased ARPU in Austria and the strengthening of the euro as compared to the U.S. dollar. Management anticipates continued growth in subscriber revenues throughout the remainder of 2003, exclusive of changes in currency exchange rates, as we add international subscribers and focus on growing ARPU.

     The increase in roamer revenues for the three and nine months ended September 30, 2003, compared to the same periods in 2002, was primarily due to expanded coverage in key tourist areas in Austria and throughout Ireland and the strengthening of the euro as compared to the U.S. dollar. Management expects roamer revenues to increase, exclusive of changes in currency exchange rates, throughout the remainder of 2003 as compared to the same period in 2002 as a result of our expanded coverage primarily in Austria and Ireland.

     Fixed line revenues decreased for the three months ended September 30, 2003, compared to the same period in 2002, primarily as a result of a decline in the number of fixed lines in Austria, which was partially offset by the strengthening of the euro as compared to the U.S. dollar. Fixed line revenues increased for the nine months ended September 30, 2003, compared to the same period in 2002, primarily as a result of the strengthening of the euro as compared to the U.S. dollar, which offset an actual decline in fixed line revenue in the local currency caused by a decline in the number of fixed lines in Austria.

     Equipment sales increased for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to selling more handsets as a result of adding more subscribers in Austria and Ireland partially offset by a lower average price per handset.

     Other revenues increased for the three and nine months ended September 30, 2003, compared to the same periods in 2002, mainly as a result of the launch of long distance services in Bolivia in August 2002 and increased international long-distance usage in Ghana.

International Operating Expenses

     Operating expenses represent the expenses incurred by our consolidated international markets and headquarters administration in the United States.

     Cost of service increased for the three and nine months ended September 30, 2003, as compared to the same periods in 2002. This was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, average monthly cost of service was $22.55 and $25.57 for the three months ended September 30, 2003 and 2002, respectively. On a per average international subscriber basis, average monthly cost of service was $22.94 and $26.65 for the nine months ended September 30, 2003 and 2002, respectively. These decreases are mainly due to increased cost efficiencies as a result of a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar which increased cost of service on a per average international subscriber basis by $5.25 and $5.60 for the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. Management expects cost of service dollars to increase for the remainder of 2003, as compared to the same period in 2002, due to a growing subscriber base, but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

     Cost of equipment sales increased for the three and nine months ended September 30, 2003, compared to the same periods in 2002, mainly due to an increase in the volume of handsets sold in Austria and Ireland as a result of higher subscriber additions partially offset by a decrease in the average per unit cost of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

     General and administrative costs increased for the three and nine months ended September 30, 2003 compared to the same periods in 2002, due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, general and administrative monthly cost was $7.03 and $10.29 for the three months ended September 30, 2003 and 2002, respectively. On a per average international subscriber basis, general and administrative monthly cost was $7.70 and $10.72 for the nine months ended September 30, 2003 and 2002, respectively. These decreases were mainly due to increased cost efficiencies, partially offset by the strengthening of the euro to the U.S. dollar which increased general and administrative monthly cost on a per average international subscriber basis by $1.66 and $1.73 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Management expects general and administrative dollars to increase throughout the remainder of 2003, as compared to 2002, as a result of a growing subscriber base, but decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

     Sales and marketing costs increased for the three and nine months ended September 30, 2003 compared to the same periods in 2002 primarily due to increased sales and promotion expenses, mainly in Austria, and the strengthening of the euro as compared to the U.S. dollar. International CPGA was $168.80 and $154.16 for the three months ended September 30, 2003 and 2002, respectively. International CPGA was $179.81 and $178.75 for the nine months ended September 30, 2003 and 2002, respectively. These year-over-year increases are primarily as a result of the strengthening of the euro as compared to the U.S. dollar, which offset an actual decline in international CPGA due to reduced sales costs in Austria and Ireland. The strengthening of the euro increased CPGA by $30.73 and $36.24 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Management expects sales and marketing dollars, including equipment subsidies, to increase for the remainder of 2003, as compared to the same period in 2002, exclusive of changes in currency exchange rates, due to a higher number of gross additions.

     Depreciation, amortization and accretion expense increased for the three and nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to network expansion in our European markets and the strengthening of the euro as compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, management anticipates depreciation, amortization and accretion will increase in future periods.

International Adjusted EBITDA

     Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved for the three and nine months ended September 30, 2003, compared to the same periods in 2002, due to revenue growth and cost efficiencies in existing markets. We expect international Adjusted EBITDA to improve throughout the remainder of 2003 as compared to the same period in 2002 as a result of continued subscriber growth and cost efficiencies in existing markets.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

     EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, the Company uses the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of the items excluded from Adjusted EBITDA referenced above is presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

     Adjusted EBITDA is consistent with certain financial measures used in the Company’s Credit Facility and the 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

     Adjusted EBITDA should not be construed as an alternative to net income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. The Company believes Adjusted EBITDA is useful to investors as a means to evaluate the Company’s operating performance prior to financing costs, deferred tax charges, non-cash depreciation and amortization expense, and certain other non-cash charges. Although Adjusted EBITDA may be defined differently by other companies in the wireless industry, the Company believes that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

     A reconciliation of Net Income (Loss) to Adjusted EBITDA is included in the following table:

	Three months ended September 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$4,510	$(22,979)	$(18,469)	$8,897	$(23,620)	$(14,723)
Depreciation, amortization and accretion	53,506	17,383	70,889	49,281	11,347	60,628
Asset dispositions				(1,252)		(1,252)
Stock-based compensation, net					(5,450)	(5,450)
Interest and financing expense, net	28,801	14,420	43,221	26,726	12,118	38,844
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(675)	3,127	2,452	3,697	(1,125)	2,572
(Gain) loss on sale of Croatian joint venture
Loss on extinguishment of debt	16,910	4,310	21,220
Minority interests in net loss of consolidated subsidiaries		(153)	(153)		(1,472)	(1,472)
Provision for income taxes	9,504	708	10,212	6,323	687	7,010
Discontinued operations					(1,381)	(1,381)
Cumulative change in accounting principle

Adjusted EBITDA	$112,556	$16,816	$129,372	$93,672	$(8,896)	$84,776

	Nine months ended September 30,

	2003			2002

	Domestic	International	Consolidated	Domestic	International	Consolidated

Net income (loss)	$40,725	$(43,147)	$(2,422)	$(81,522)	$(81,226)	$(162,748)
Depreciation, amortization and accretion	158,255	50,057	208,312	145,973	32,476	178,449
Asset dispositions	7,640		7,640	6,304		6,304
Stock-based compensation, net					(5,450)	(5,450)
Interest and financing expense, net	74,833	44,306	119,139	83,761	33,092	116,853
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(5,027)	56	(4,971)	1,911	(3,463)	(1,552)
(Gain) loss on sale of Croatian joint venture	1,574	(42,093)	(40,519)
Loss on extinguishment of debt	16,910	4,310	21,220
Minority interests in net loss of consolidated subsidiaries		(4,196)	(4,196)		(7,297)	(7,297)
Provision for income taxes	19,349	2,098	21,447	114,101	1,897	115,998
Discontinued operations					(5,408)	(5,408)
Cumulative change in accounting principle	1,189	1,042	2,231

Adjusted EBITDA	$315,448	$12,433	$327,881	$270,528	$(35,379)	$235,149

Consolidated Other Income (Expense)

     Consolidated interest and financing expense, net increased to $43.2 million and $119.1 million for the three and nine months ended September 30, 2003, from $38.8 million and $116.9 million for the same periods one year ago. The increase for the three months ended September 30, 2003 compared to the same period in 2002 was primarily due to an increase in our weighted average interest rate and an increase in our weighted average debt balance. The increase in the weighted average interest rate is due partly to slightly higher interest margins contained in our amended Credit Facility and the refinancing of lower weighted average interest rate debt for higher weighted average interest rate debt. The increase in our weighted average debt outstanding for the third quarter of 2003 was due mainly to a required delay in redeeming the 2006 Notes and the 2007 Notes. The increase in interest expense for the nine months ending September 30, 2003 compared to the same period one year ago is due mainly to higher interest expense in Slovenia and Austria due partly to higher average borrowings and due partly to a strengthening of the euro as compared to U.S. dollar. This increase was partially offset by a decrease in domestic interest expense due primarily to a decrease in the domestic weighted average interest rate for the nine months ended September 30, 2003 compared to the same period in 2002. For the three months ended September 30, 2003 and 2002, the domestic weighted average interest rate paid to third parties was 7.0% and 6.6%, respectively. For the nine months ended September 30, 2003 and 2002, the domestic weighted average interest rate paid to third parties was 6.4% and 6.7%, respectively. For the three months ended September 30, 2003 and 2002, the consolidated international weighted average interest rates paid to third parties by WWI was 5.8% and 5.3%, respectively. For the nine months ended September 30, 2003 and 2002, the consolidated international weighted average interest rates paid to third parties by WWI was 6.8% and 4.1%, respectively. We anticipate consolidated interest and financing expense to increase for the remainder of 2003 as compared to 2002 due to the restructuring and refinancing of our existing domestic financing arrangements (for further discussion, see “Consolidated Liquidity and Capital Resources”). This restructuring will result in a higher weighted average interest rate partially offset by a decrease in our average debt balance.

     For the second quarter of 2003, we recognized a $40.5 million gain related to the sale of WWI’s investment in VIP-Net in Croatia. Our proceeds were $69.6 million.

     For the three and nine months ended September 30, 2003, we recorded a consolidated loss on extinguishment of debt of $21.2 million. The loss consisted of premium payments, the write-off of deferred financing charges and the cancellation of related interest rate hedges on the 2006 and 2007 Notes, and the write-off of deferred financing charges related to the Slovenian Credit Facility amendment.

Consolidated Provision for Income Taxes

     For the nine months ended September 30, 2003, compared to the same period in 2002, the consolidated provision for income taxes has decreased $94.6 million. In connection with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, for the nine months ended September 30, 2002, we incurred a deferred income tax provision of approximately $114.1 million mainly to increase the valuation allowance related to our net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002, we continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $17.2 million for the nine months ended September 30, 2002. The continuing deferred income tax provision resulted from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period. This adjustment reflected tax accounting requirements and was not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. Deferred income taxes represented a non-cash charge and were not currently paid or payable and accordingly there was no impact on interim cash flows from operating, investing or financing activities. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

     For the three and nine months ended September 30, 2003 the domestic deferred income tax provision was $9.5 million and $19.3 million, respectively. This deferred income tax provision was comprised of (i) $6.5 million and $18.8 million related to the ongoing difference between book and tax amortization of domestic licenses for the three and nine months, respectively; and (ii) $3.0 million associated with our acquisition of the 1900 MHz PCS licenses acquired from TMO. For the nine months ended September 30, 2003 this was partially offset by a $2.5 million reduction in our deferred income tax provision related to reversing the cumulative deferred income tax provision associated with the impairment charge reflected in asset dispositions.

     Our consolidated provision for income taxes also reflects $0.7 million and $2.1 million for the three and nine months ended September 30, 2003, respectively, related to our operations in Haiti.

Consolidated Loss from Continuing Operations before Cumulative Change in Accounting Principle

     On a consolidated basis, loss from continuing operations before cumulative change in accounting principle increased by $2.4 million for the three months ended September 30, 2003, and decreased by $168.0 million for the nine months ended September 30, 2003, compared to the same periods a year ago. The increase and decrease resulted mainly from those items discussed in the “Domestic Adjusted EBITDA,” “International Adjusted EBITDA”, “Consolidated Other Income (Expense)” and “Provision for Income Taxes.”

Total Discontinued Operations

     Total discontinued operations for the three and nine months ended September 30, 2002 represented income of $1.4 million and $5.4 million, respectively, from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002.

Consolidated Liquidity and Capital Resources

     In September 2003, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of our preferred stock or debt securities in an aggregate amount of up to $300 million. On November 3, 2003, we completed a public offering of 12 million shares of our Class A common stock for net proceeds of approximately $228 million utilizing the Shelf Registration Statement. We intend to use the net proceeds for general corporate purposes, to fund working capital requirements, for making capital expenditures and for potential acquisitions. Pending the final application of the net proceeds to the uses described above, we have invested the net proceeds in investment-grade, interest-bearing securities and have temporarily reduced the outstanding debt under Revolver A of our Credit Facility by $175 million.

     In September 2003, we entered into a stock purchase agreement with HickoryTech Corporation (“HickoryTech”) to acquire for approximately $25 million all of the outstanding shares of common stock of Minnesota Southern Wireless Company, which owns the licenses and related assets for the Minnesota 10 rural service area and the Minneapolis/St. Paul Metro A-2 area, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea basic trading areas. The transaction is expected to close during the fourth quarter of 2003, subject to Federal Communications Commission and other required approvals. The purchase price will be paid in the form of 1,038,927 shares of HickoryTech common stock we currently own and $12.8 million in cash.

     In August 2003, we elected to redeem the entire principal amount of the 2006 Notes and 2007 Notes together with accrued interest. The redemption price for the 2006 Notes was 101.75% and the redemption price for the 2007 Notes was 103.5%. We recorded a $16.9 million aggregate loss on the early extinguishment of the 2006 and 2007 Notes and the cancellation of the related interest rate swaps in the third quarter of 2003.

     In July 2003, we issued $600 million of 9.250% Senior Notes due 2013 (the “2013 Notes”) at par. Interest is payable semi-annually. We may redeem the 2013 Notes at our option at any time on or after July 15, 2008, in whole or from time to time in part, at specified redemption prices, plus accrued and unpaid interest. In addition, on or before July 15, 2008, we may redeem any of the 2013 Notes at our option at any time, in whole, or from time to time in part, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2013 Notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2013 Notes being redeemed discounted to the date of redemption at a specified rate. In addition, on or before July 15, 2006, we may apply at our option, certain proceeds from issuances of our capital stock and from transactions with affiliates and related persons to redeem up to 35% of the aggregate principal amount of the 2013 Notes at a redemption price equal to 109.250% of the principal amount of the 2013 Notes being redeemed, plus accrued and unpaid interest to but excluding the date fixed for redemption. The 2013 Notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness, make certain asset dispositions, make restricted payments, issue capital stock of certain wholly-owned subsidiaries and enter into certain mergers, sales or combinations. The 2013 Notes are unsecured and will rank equally in right of payment to all existing and future senior unsecured obligations of ours. Additionally, the 2013 Notes will rank senior in right of payment to all existing and future subordinated debt, but are effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries.

     In July 2003, we amended our credit facility with a consortium of lenders (as amended, the “Credit Facility”). As part of the amendment we reduced the commitment under one of our revolving credit lines by $150 million and made prepayments aggregating $400 million under the other revolving credit line and the term loans. After such reduction and prepayments our Credit Facility consists of (i) a $350 million term loan (“Term Loan A”); (ii) a $500 million term loan (“Term Loan B”); (iii) a $350 million revolving loan (“Revolver A”); and (iv) a $350 million revolving loan (“Revolver B”). The commitment reduction and each such prepayment was applied to the earliest maturities first. In addition, among other modifications, we modified certain quarterly financial covenants and included a new covenant requiring our domestic operations to maintain a minimum ratio of annualized operating cash flow to senior secured indebtedness. The amendment also requires us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. In 2004, based on current assumptions, we may be required to prepay between $55 million and $65 million of indebtedness under the Credit Facility from excess cash flow. The amendment further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received, such as net proceeds from the sale or disposition of our interest in a foreign subsidiary. Our applicable margin under Revolver A, Revolver B and Term Loan A, based upon our leverage ratio, has been increased to a range of 1.625% to 2.25% for Eurodollar advances and 0.625% to 1.25% for prime rate advances. The applicable margin for Term Loan B increased to 3.25% for Eurodollar advances and 2.25% for prime rate advances.

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

     In April 2002, Western Wireless International d.o.o (“Vega”) entered into a credit facility agreement with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. In September 2003, the Slovenian credit facility was amended (as amended, the “Slovenian Credit Facility”). Under the terms of the Slovenian credit facility: (i) all undrawn commitments were cancelled and substantially all of Vega’s operating and financial covenants were eliminated; (ii) balances of $20.9 million from collateral accounts supporting the original loan and a $0.9 million refund of facility fees related to the undrawn commitments were utilized to pay down the principal balance; (iii) the applicable margin on EURIBOR advances has been increased to initial rates of 1.50% on certain EURIBOR advances and 3.50% on the remaining EURIBOR advances; and (iv) the repayment schedule for outstanding borrowings remained unchanged. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries and enter into guarantees. There are also certain financial covenants, relating to WWIC and its majority owned subsidiaries, including Minimum Consolidated Annualized EBITDA and Consolidated Tangible Net Worth. The amendment was deemed to be a significant modification under Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and accordingly Vega wrote off all deferred financing costs associated with the original credit facility resulting in a loss on extinguishment of debt of $4.3 million for the three and nine months ended September 30, 2003. As of September 30, 2003, Vega had $64.1 million outstanding under the Slovenian Credit Facility.

     In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its pro rata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. The loan was originally scheduled to mature in its entirety in October 2002. Currently, the maturity date of the Bolivian Bridge Loan has been extended to November 28, 2003. In March 2003, the Overseas Private Investment Corporation (“OPIC”) approved a $50 million loan guarantee for the refinancing of the Bolivian Bridge Loan (“Bolivian Refinancing”). The terms of the Bolivian Refinancing have been substantially negotiated and we are currently working to satisfy conditions precedent to closing the refinancing. We expect, but there can be no assurance, that the Bolivian Bridge Loan will be refinanced in the fourth quarter of 2003 at which time WWIC will initially be required to provide $11.6 million as cash collateral for a letter of credit in favor of OPIC. Until the Bolivian Refinancing is finalized, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted or that the Bolivian Refinancing will be consummated. As of September 30, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn.

     tele.ring has a 185 million euro term loan facility (the “tele.ring Term Loan”). As of September 30, 2003, $204.2 million, including accrued interest, was outstanding under the tele.ring Term Loan and 25 million euro was available to borrow.

     The maturities of our aggregate long-term debt, including that due within one year and classified as current are:

		Three
		months
		ending
		December
		31,						There-
	Total	2003	2004	2005	2006	2007	2008	after

				(Dollars in millions)
Domestic	$2,067.3	$0.0	$0.1	$150.1	$325.1	$300.0	$572.0	$720.0
International	309.4	36.3	11.7	75.7	144.1	18.0	19.8	3.8

Total	$2,376.7	$36.3	$11.8	$225.8	$469.2	$318.0	$591.8	$723.8

     None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI or certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

     For the remainder of 2003 we anticipate spending approximately $70 million in capital expenditures for the continued improvements to our domestic network and back office infrastructure. The anticipated year-over-year increase is due to additional network infrastructure needed to support GSM roaming agreements partially offset by lower than anticipated prices for CDMA equipment.

     For 2003, WWI’s business plans include funding for capital expenditures and operating losses. Current business plans estimate that WWI entities will spend approximately $17.0 million for capital expenditures during the remainder of 2003 and require $11.6 million to fund the collateral account related to the Bolivian Refinancing. WWI plans to fund these needs through local foreign borrowings, including the tele.ring Term Loan, the Bolivian Refinancing, and contributions and advances from Western Wireless. It is anticipated that the net contributions and advances for the remainder of 2003 from Western Wireless will be approximately $11.0 million.

     We believe that the proceeds from our public offering of our Class A common stock in September 2003, domestic and international operating cash flow, and available international loan facilities will be adequate to fund our remaining 2003 domestic and international capital expenditures and working capital requirements. In addition, taking into consideration the temporary repayment of $175 million under Revolver A with a portion of the proceeds from our public offering, we had $300 million available to borrow as of November 7, 2003. Our domestic and international operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants contained in the Credit Facility and the 2013 Notes, or if we are unable to complete the Bolivian Refinancing, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements.

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

     As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments, and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. In this regard, we are preliminarily investigating a spin-off or divestiture of our international operations but no decision has been made as to whether to proceed with such a transaction. Any such decision would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, favorable market and financing conditions, the tax effects of such a transaction and any required governmental and third party approvals.

     Net cash provided by operating activities was $242.9 million for the nine months ended September 30, 2003. Adjustments to the $2.4 million net loss to reconcile to net cash provided by operating activities included: (i) $211.2 million of depreciation, amortization and accretion; (ii) $40.5 million gain on sale of Croatian joint venture; (iii) $21.6 million in changes in operating assets and liabilities; (iv) $21.2 million loss on extinguishment of debt; (v) $19.3 million in deferred income taxes; and (vi) $7.6 million for loss on asset dispositions. Net cash provided by operating activities was $117.0 million for the nine months ended September 30, 2002.

     Net cash used in investing activities was $59.4 million for the nine months ended September 30, 2003. Investing activities for the period consisted primarily of: (i) $147.7 million in purchases of property and equipment, of which $45.6 million was related to WWI; (ii) $69.6 million in proceeds from sale of Croatian joint venture; and (iii) $22.8 million in proceeds from asset dispositions. Net cash used in investing activities was $250.3 million for the nine months ended September 30, 2002.

     Net cash used in financing activities was $138.1 million for the nine months ended September 30, 2003. Financing activities for such period consisted primarily of: (i) additions to long-term debt of $739.5 million; (ii) repayments of long-term debt amounting to $840.2 million; (iii) $28.2 million in deferred financing costs; and (iv) $10.1 million in premium on extinguishment of debt. Net cash provided by financing activities was $120.6 million for the nine months ended September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

     We are exposed to various market financial risks, including changes in interest rates, fair value of debt and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

     Our domestic operations have variable rate debt that, at September 30, 2003 and 2002, had an outstanding balance of $1.3 billion and $1.8 billion, respectively. The fair value of such debt approximates the carrying value. At September 30, 2003 and 2002, of this variable rate debt $980 million and $720 million, respectively, were hedged using interest rate caps, swaps and collars. These caps, swaps and collars expire at various dates between December 2003 and March 2006. The hedges in effect at September 30, 2003, fixed LIBOR between 1.30% and 7.75%. The hedges in effect at September 30, 2002, fixed LIBOR between 4.91% and 7.75%. Based on our domestic unhedged variable rate obligations outstanding at September 30, 2003 and 2002, a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the nine month periods then ended by approximately $0.4 million and $1.5 million, respectively.

     Our international operations have entered into variable-rate debt that, at September 30, 2003 and 2002, had an outstanding balance of approximately $284.3 million and $195.1 million, respectively. Of this variable rate debt at September 30, 2003 and 2002, $58.0 million and $21.6 million, respectively was hedged using an interest rate swap, which fixes the interest rate at 4.94%. Based on WWI’s unhedged variable-rate obligations outstanding at September 30, 2003 and 2002, a 10% increase or decrease in each borrowing’s average interest rate would increase or decrease our international interest expense for the nine months ended September 30, 2003 and 2002 by approximately $0.4 million each.

     The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

     Currently, 13% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately a $6.0 million decrease in net loss for each of the nine months ended September 30, 2003 and 2002, respectively. Such a change in net loss would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollars.

     At September 30, 2003, our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt of approximately $57.1 million denominated and repayable in euros and our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest of approximately $204.2 million denominated and repayable in euros. At September 30, 2002, our Slovenian operations had variable rate debt of approximately $49.1 million and our Austrian operations had variable rate debt, including accrued interest, of approximately $114.2 million denominated and repayable in euros. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at September 30, 2003 and 2002. A 10% appreciation in the euro as compared to the Slovenian Tolar would have resulted in an approximately $5.7 million and $5.0 million increase in net loss before income tax during the nine months ended September 30, 2003 and 2002, respectively. Such a change in net loss would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in an approximately $29.8 million increase in debt outstanding at September 30, 2003 and an approximately $18.5 million increase in debt outstanding at September 30, 2002, with an offsetting currency translation adjustment.

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

(B)  Changes in Internal Control over Financial Reporting

     There have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibit	Description

	4.6	Indenture between Western Wireless Corporation and The Bank of New York, dated June 11, 2003, relating to 4.625% Convertible Subordinated Notes due 2023, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108722)

	4.7	Indenture between Western Wireless Corporation and The Bank of New York, dated July 16, 2003, relating to 9.250% Senior Notes due 2013, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-108784)

	10.39	Second Amendment Agreement, dated August 28, 2003, relating to the Facility Agreement dated 30 April 2002, by and between Western Wireless International d.o.o, as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original Euro Facility Bank and Others.

	10.40	Second Amendment and Restatement, dated August 28, 2003, of the Sponsors’ and Shareholders’ Undertaking and Completion Guarantee dated 30 April 2002, among Western Wireless International d.o.o., as Borrower, IKB Deutsche Industriebank AG, as Off Shore Security Agent or Off Shore Facility Agent, as the case may be, and Western Wireless International Corporation, Western Wireless International Slovenia Corporation and Western Wireless International Slovenia II Corporation, together the Sponsors.

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

Exhibit	Description

31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     (b)  Reports on Form 8-K

A Form 8-K was filed on July 8 for the purpose of reporting, under Item 5, that the Company had entered into a GSM Roaming Agreement with AT&T Wireless.

A Form 8-K was furnished on July 9, 2003, for the purpose of reporting, under Item 9, the Company’s reaffirmation of its previous guidance for the fiscal year ending December 31, 2003.

A Form 8-K was furnished on July 9, 2003 for the purpose of reporting, under Item 9, the approval by lenders holding more than 50% of the aggregate principal amount of outstanding loans and commitments under the Company’s $2.1 billion Credit Facility of an amendment to the Credit Facility.

A Form 8-K was filed on July 11, 2003 for the purpose of reporting, under Item 5, the Company’s offering of $600 million of 9.250% Senior Notes due 2013.

A Form 8-K was furnished on August 4, 2003 and amended on August 7, 2003 on Form 8-K/A, for the purpose of reporting, under Items 9 and 12, the Company’s financial and operating results for the quarter ended June 30, 2003.

A Form 8-K was filed on September 11, 2003 for the purpose of reporting, under Item 5, a reconciliation of the non-GAAP financial measure “Adjusted EBITDA” with the most directly comparable financial measure calculated in accordance with GAAP.

A Form 8-K was filed on September 11, 2003 for the purpose of reporting, under Item 5, a reconciliation of the non-GAAP financial measure “free cash flow” with the most directly comparable financial measures calculated in accordance with GAAP.

A Form 8-K was furnished on September 12, 2003, for the purpose of reporting, under Item 9, that the Company filed amended quarterly reports for the first and second quarters of 2003 on Forms 10-Q/A with the Securities and Exchange Commission.

A Form 8-K was filed on September 23, 2003, under Item 7, to file certain information that was previously omitted pursuant to a confidential information request when originally filed with the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ M. WAYNE WISEHART	By:	/s/ SCOTT SOLEY

	M. Wayne Wisehart Executive Vice President and Chief Financial Officer		Scott Soley Vice President and Controller (Chief Accounting Officer)

Dated: November 7, 2003

EXHIBIT INDEX

Exhibit	Description

4.6	Indenture between Western Wireless Corporation and The Bank of New York, dated June 11, 2003, relating to 4.625% Convertible Subordinated Notes due 2023, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108722)

4.7	Indenture between Western Wireless Corporation and The Bank of New York, dated July 16, 2003, relating to 9.250% Senior Notes due 2013, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-108784)

10.39	Second Amendment Agreement, dated August 28, 2003, relating to the Facility Agreement dated 30 April 2002, by and between Western Wireless International d.o.o., as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original Euro Facility Bank and Others.

10.40	Second Amendment and Restatement, dated August 28, 2003, of the Sponsors’ and Shareholders’ Undertaking and Completion Guarantee dated 30 April 2002, among Western Wireless International d.o.o., as Borrower, IKB Deutsche Industriebank AG, as Offshore Security Agent or Off Shore Facility Agent, as the case may be, and Western Wireless International Corporation, Western Wireless International Slovenia Corporation and Western Wireless International Slovenia II Corporation, together the Sponsors.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)