Form 10-K
period 2003-12-31
WESTERN WIRELESS CORP
filed 2004-03-12
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Class A Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock on June 30, 2003 as reported by the NASDAQ Stock Market was $754,024,038.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title	March 5, 2004

Class A Common Stock, no par value	85,020,352
Class B Common Stock, no par value	6,792,721

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K: Proxy Statement for its 2004 annual shareholders meeting to be filed with the United States Securities and Exchange Commission — Part III.

WESTERN WIRELESS CORPORATION

FORM 10-K

For The Fiscal Year Ended December 31, 2003

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains statements that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors referenced in this Annual Report on Form 10-K, including, without limitation, “Risk Factors” included elsewhere in this report and in the Company’s public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission.

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

      We provide wireless services, under the CellularONE® and Western Wireless® brand names, to approximately 1.3 million subscribers in the western United States using multiple digital and analog technologies. We operate in 88 Rural Service Areas (“RSAs”) and 19 Metropolitan Service Areas (“MSAs”) with a combined population of approximately 11 million people. Our network is one of the nation’s largest rural wireless communications systems, covering approximately 25% of the continental United States in 19 western states. We support our customers through our retail locations throughout our service area and through our call centers in Manhattan, Kansas, and Issaquah, Washington.

      Our cellular network operates over radio frequencies licensed by the Federal Communication Commission (“FCC”). We own 25 MHz of spectrum in the 800 MHz band throughout our markets supplemented by 5 MHz and 10 MHz of 1900 MHz spectrum utilized for the capacity needs of our subscribers, and to meet the needs of our roaming partners.

      A significant portion of our domestic revenues have historically been derived from roaming. Our network includes the four major technologies currently available in the U.S. These technologies include analog and three digital standards: Time Division Multiple Access (“TDMA”); Code Division Multiple Access (“CDMA”); and Global System for Mobile Communications (“GSM”). All of the digital technologies employed by us allow for enhanced capacity and data services.

      Our subsidiary, Western Wireless International Holding Corporation (“WWI”), is licensed to provide wireless communications services to over 72 million people in eight countries. As of December 31, 2003, WWI’s consolidated subsidiaries served, in aggregate, approximately 1.2 million mobile subscribers. See “The Business of WWI,” for more information.

      Western Wireless was organized in 1994. Our principal corporate office is located at 3650 131st Avenue S.E., Suite 400, Bellevue, Washington 98006. Our phone number is (425) 586-8700. Our corporate website address is www.wwireless.com. Our Code of Business Conduct and Ethics is posted on our website.

      We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

Domestic Business and Strategy

      Our goal is to be the premier provider of high quality wireless communications services in our rural markets. We provide voice and data services to both businesses and consumers including our own subscribers and other companies’ subscribers who roam through our service areas. We believe that our 800 MHz band licenses, utilizing multiple digital and analog technologies, give us a strategic advantage in our rural markets. We have also acquired certain 1900 MHz band Personal Communication Services (“PCS”) licenses to supplement the coverage and capacity needs of our subscribers and to meet the needs of other companies’ subscribers who roam on our network. We believe there are inherent competitive advantages and growth opportunities unique to rural markets. The following are the key elements of our strategy:

•	Expand and enhance our domestic wireless network to increase capacity, expand coverage and provide additional features

•	Accelerate sustainable and profitable growth through feature-rich value offerings

•	Remain the roaming partner of choice for national and other regional carriers, regardless of technology

•	Continue to provide high-quality and reliable telecommunications services to people in sparsely populated areas, with support from state and federal Universal Service Funds

•	Sustain our disciplined approach to operating costs and continue to deliver strong operating results

•	Continue to consolidate wireless licenses that are contiguous with our existing markets, including possible trades, acquisitions or dispositions

Expand and enhance our domestic wireless network to increase capacity, expand coverage and provide additional features

      We believe our cellular systems, which are in large geographic clusters in predominately rural areas, provide us a strategic advantage in our markets. Cellular systems in the 800 MHz band are ideal for providing coverage to large geographic areas in sparsely populated communities. Due to the transmission characteristics of the 800 MHz band and the 1900 MHz band, 800 MHz signals broadcast over approximately three times the area of the 1900 MHz band. In addition, each of our 800 MHz band cellular systems has sufficient spectrum which enables us to deploy analog and digital technologies to meet the needs of both our own subscribers and the subscribers of our roaming partners.

      We utilize analog, TDMA, CDMA and GSM transmission technologies. None of the digital technologies are compatible with each other. However, most urban markets in the United States have at least one wireless operator offering each technology.

      We believe it is critical to continue to expand our network coverage and increase capacity in our existing voice network to support both our subscribers and the subscribers of our roaming partners. We continue to offer analog technology in all of our markets except those utilizing only the 1900 MHz band, such as Amarillo, TX. We have deployed TDMA in nearly all our markets and have deployed CDMA in a significant portion of our markets. Our digital platforms allow us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of wireless Internet-related services, multi-media services and other new features. As of December 31, 2003, CDMA was available to approximately 65% of the population covered by our domestic licenses. We plan to have most of our population covered by CDMA at the end of 2004. Further, at December 31, 2003 approximately 20% of our cell sites include GSM. We will continue to offer TDMA digital services primarily for our roaming partners, but we believe that most wireless carriers in the United States will utilize GSM or CDMA based digital technology platforms as they migrate to the next generation of wireless technology. We believe our CDMA and GSM platforms will support our future subscriber and data growth and both platforms are attractive to our roaming partners.

Accelerate sustainable and profitable growth through feature-rich value offerings

      High Quality and Affordable Services — We offer our subscribers high quality communications services, as well as several enhanced services, such as call forwarding, call waiting, conference calling, enhanced directory assistance with hands-free dialing, voice message storage and retrieval, caller ID, wireless web, short messaging service, data services and no-answer transfer. The nature of the services offered varies depending upon the market. In addition, all subscribers can access local government emergency services from their cellular handsets (at no charge) by dialing 911, where available. We have designed our pricing options to be simple and understandable, while still meeting the varied needs of our customer base. Our rate plans consist of a fixed monthly access charge (with varying allotments of included minutes) plus variable charges per minute of additional use. In most cases, we separately charge for our enhanced custom calling services. We maintain a variety of competitive calling plans based on our current customer needs and expectations. Across the spectrum of local, regional and national calling plans, we believe we are positioned to present a good value in wireless service.

      Data Services — We offer data services under our Hello2 family of products. Hello2Pix enables our customers to send and receive multimedia messages and gives them online storage capability for their messages. Hello2Fun provides our customers with the ability to download applications, initially games and ringtones, directly to their handset. Our wireless Internet portal, Hello2Web, delivers a wide range of wireless Internet-related services including a personal e-mail service, access to external e-mail (for example: Yahoo® and Hotmail®), and Personal Information Management (“PIM”) services. PIM services include calendars, to-do lists and synchronization with personal computers, web browsing, games, a customizable home page and information alerts (for example: news, sports and weather alerts) that are sent to the subscriber’s phone as short messages. Hello2Txt gives our customers the capability to send or receive up to 160 character messages on their handset. We are constantly evaluating new products and services that may be complementary to our existing wireless offerings.

      We offer 1xRTT based high-speed packet data networks in 10 states under the brand name OpenDoor. The OpenDoor product provides services at data speeds significantly faster than those currently available over land lines. Additionally, unlike most existing networks, the data devices on our high speed data network communicate with the Internet, Intranets and other IP based networks through “always on” connections enabling faster, more immediate interactions and communications between users.

      Wireless Residential Services (“WRS”) — We utilize our existing network infrastructure and cellular licenses to provide wireless local voice and data services to residential customers. These services involve the use of a wireless access unit at a customer’s residence. The wireless access unit provides the customer a dial tone and transmits the signal to the nearest cell site. We believe that WRS offers many customers a cost-effective and reliable alternative to local land line carriers. In addition, WRS can be deployed in regions not currently served by local land line carriers. For example, we offer WRS to our universal service customers in Texas and in other states, including our customers on the Pine Ridge Indian Reservation. Many of these residents do not have access to land line services.

Remain the roaming partner of choice for national and other regional carriers, regardless of technology

      We have roaming agreements with the five largest wireless carriers in North America, including AT&T Wireless Services, Inc. (“AT&T Wireless”), Cingular Wireless LLC (“Cingular”), Sprint PCS Corporation (“Sprint”), T-Mobile USA, Inc. (“TMO”) and Verizon Wireless Corporation (“Verizon”). These agreements allow their customers to roam on our network and allow our subscribers to utilize those carriers’ networks. Similarly, these agreements provide attractive rates to us for our customers who roam in areas outside our wireless network.

      We believe we are in a unique position to be the roaming partner of choice for national carriers whose customers roam throughout our service areas. We have made significant investments in our network which enable us to offer high quality and reliable service to our roaming partners. We believe the high costs of constructing PCS networks in our rural footprint presents a barrier to entry for the national PCS carriers. In addition, our network supports the three largest leading technology platforms that national cellular and PCS carriers use currently. In addition, we began offering GSM roaming services, a fourth roaming platform, in the third quarter of 2003 in areas of high roamer traffic to support national carriers who offer GSM to their customers, such as AT&T Wireless, TMO and Cingular. These national carriers are developing and building their GSM digital technology platforms and accumulating a significant number of subscribers who might roam into our coverage areas. Our GSM network utilizes our existing 800 MHz band spectrum and our 1900 MHz band spectrum recently acquired by us from TMO. Prior to building out our 1900 MHz band GSM network, TMO customers typically were unable to get service in our markets. Although 1900 MHz band systems tend to be less efficient in rural areas due to the smaller range of coverage per cell site, we are able to provide adequate coverage for the customers of our roaming partners by augmenting our existing infrastructure with state-of-the-art antennas and amplifiers.

      In February 2004, our two largest roaming partners AT&T Wireless and Cingular announced a merger. We are unsure of the impact that this will have on us, if any.

Continue to provide high-quality and reliable telecommunications services to people in sparsely populated areas, with support from state and federal Universal Service Funds

      We have been a strong proponent of regulatory neutrality between various communications technologies, especially with respect to sparsely populated rural areas. As part of this effort, we have filed applications with appropriate regulatory authorities to be designated an Eligible Telecommunications Carrier (“ETC”) in order to allow us to receive federal and state Universal Service Fund (“USF”) support. The USF was established to provide support to telecommunications carriers offering basic telephone service in rural, insular and high cost areas. We have been successful in obtaining full or partial ETC status in 14 states and the Pine Ridge Indian Reservation and are providing services eligible for USF support payments in 11 of those 14 states and the Pine Ridge Indian Reservation. It is our plan to seek designation as an ETC qualified to receive USF funds in all appropriate areas covered by our geographic footprint. During 2003, approximately 5% of our domestic revenue was attributable to USF support payments.

Sustain our disciplined approach to operating costs and continue to deliver strong operating results

      We believe that our success has been and will continue to be attributable in large part to our disciplined approach to operating costs. We have taken several significant steps to reduce our cost of providing service. We have wholesale long distance contracts with leading long distance carriers that have lowered our cost of providing long distance service to our customers. We also have roaming agreements with national wireless carriers that allow for low per-minute costs when our customers roam on their networks. Further, we have eliminated certain calling plans that were high cost and provided no incremental margin.

      Since the Company was established, we have focused on delivering consistent and strong operating results. In 2003, we increased annual domestic Adjusted EBITDA for the ninth consecutive year and continue to generate positive cash provided by operating activities. By maximizing the efficiency of our distribution channels and support functions, we believe we can improve our operating leverage and further increase our cash flow. For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Continue to consolidate wireless licenses that are contiguous with our existing markets, including possible trades, acquisitions or dispositions

      It is part of our ongoing strategy to evaluate business opportunities including potential trades, acquisitions and dispositions to better consolidate our footprint. In 2003, we sold our non-contiguous Arizona 6 market and acquired the contiguous cellular and PCS licenses and operations of Minnesota Southern Wireless. The licenses acquired along with the operations of Minnesota Southern Wireless include the Minnesota 10 RSA (“MN 10”) and the Minneapolis/ St. Paul Metro A-2 MSA cellular licenses, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea Basic Trading Area (“BTA”) PCS licenses.

Markets and Systems

      We operate cellular systems in 88 RSAs and 19 MSAs. Inherent attributes of RSAs and small MSAs make such markets attractive. Such attributes typically include:

•	Relative under-penetration as compared to more urban areas

•	Population bases of customers with substantial needs for communications services

•	The ability to receive USF support in certain rural, insular and high cost areas

•	The ability to cover large geographic areas with fewer cell sites as compared to urban areas

•	Less intense competitive environments

•	Less vulnerability to PCS and other competition

•	Large distances between population centers resulting in a higher proportion of roaming revenues than in urban areas

      In addition to our cellular licenses, we have also acquired certain PCS licenses. We believe that there are inherent advantages to acquiring and owning such PCS licenses which include:

•	The ability to supplement our coverage and reduce incollect costs with our roaming partners

•	The ability to expand our roaming offerings to 1900 MHz band PCS carriers

•	Leveraging our existing infrastructure, which enables us to offer roaming services at competitive rates that create a disincentive for our competitors to build their own PCS systems in our markets

      In many cases, our PCS licenses overlap populations already covered by our cellular licenses. However, in some cases, our PCS licenses also have incremental population outside of our cellular license coverage areas. As a result, the total licensed population of 11,149,000, noted at the end of the table below, includes 100% of our cellular licenses, plus the incremental population covered by our PCS licenses.

      The following table sets forth the populations covered by our cellular and PCS licenses. The population data is estimated for 2004 based upon 2003 Claritas, Inc., (“Claritas”) estimates, and is adjusted by us by applying Claritas’ positive and negative growth factors.

          Cellular:

		Licensed	Incremental
State	MHz	Population	Population

Arizona(1)	25 MHz	202,000	202,000
Arkansas	25 MHz	67,000	67,000
California	25 MHz	193,000	193,000
Colorado	25 MHz	417,000	417,000
Idaho(2)	25 MHz	82,000	82,000
Iowa	25 MHz	180,000	180,000
Kansas	25 MHz	671,000	671,000
Minnesota(3)	25 MHz	861,000	861,000
Missouri	25 MHz	84,000	84,000
Montana	25 MHz	914,000	914,000
Nebraska	25 MHz	1,029,000	1,029,000
Nevada	25 MHz	149,000	149,000
New Mexico(4)	25 MHz	251,000	251,000
North Dakota	25 MHz	711,000	711,000
Oklahoma	25 MHz	464,000	464,000
South Dakota	25 MHz	770,000	770,000
Texas	25 MHz	2,820,000	2,820,000
Utah	25 MHz	322,000	322,000
Wyoming(5)	25 MHz	356,000	356,000

Total Cellular Population		10,543,000	10,543,000

          PCS:

		Licensed	Incremental
State	MHz	Population	Population

Arizona	5 MHz	48,000	—
Arkansas	5 MHz	67,000	—
Colorado	5 MHz	270,000	—
Idaho	5 MHz	36,000	—
Iowa	5 MHz	159,000	—
Iowa	10 MHz	11,000	11,000
Kansas	5 MHz	284,000	—
Kansas	10 MHz	36,000	36,000
Minnesota	5 MHz	216,000	—
Minnesota	10 MHz	513,000	236,000
Missouri	5 MHz	34,000	—
Montana	5 MHz	914,000	—
Nebraska	5 MHz	754,000	—
Nevada	5 MHz	7,000	—
New Mexico	5 MHz	327,000	—
New Mexico	10 MHz	80,000	76,000
North Dakota	5 MHz	429,000	—
Oklahoma	5 MHz	218,000	—
Oklahoma	10 MHz	30,000	—
South Dakota	5 MHz	523,000	—
Texas	5 MHz	1,015,000	—
Texas	10 MHz	413,000	228,000
Utah	5 MHz	181,000	—
Wyoming	5 MHz	375,000	19,000

Total PCS Population		6,940,000	606,000

Total Licensed Population			11,149,000

(1)	The population for Arizona includes 5,000 persons in the Arizona 1 RSA where we are the licensed A-2 carrier, servicing a portion of the RSA.

(2)	The population for Idaho includes 8,000 persons in the Idaho 3 RSA representing those areas where we have construction permits to build cell sites under our Idaho 2 license.

(3)	The population for Minnesota includes 160,000 persons in the Minneapolis-St. Paul MSA where we are the licensed A-2 carrier, servicing a portion of the MSA.

(4)	The population for New Mexico includes 100 persons in the New Mexico 3 RSA and 4,000 persons in the New Mexico 2 RSA where we are the licensed A-2 carrier, servicing portions of the New Mexico 3 and New Mexico 2 RSAs.

(5)	The population for Wyoming includes 1,000 persons in the Wyoming 3 RSA where we are the licensed A-2 carrier, servicing a portion of the RSA.

Marketing, Sales and Customer Service

      Our sales and marketing strategy is designed to generate continued net subscriber growth and increased subscriber revenues, while maintaining and enhancing our CellularONE® and Western Wireless®brands. We target a customer base we believe is likely to generate higher monthly service revenues, while attempting to achieve a low cost of adding new subscribers.

      Marketing — We market our products and services under the names CellularONE®, the first national brand name in the cellular industry, and Western Wireless®, both of which we own. We also license the CellularONE® name to other wireless communications providers. The regional and national advertising campaigns developed by the Cellular One Group have enhanced our advertising exposure at a lower cost than what could be achieved independently. The mission of the CellularONE® advertising program is to focus on promoting the CellularONE® brand for the direct benefit of ourselves and other CellularONE® licensees.

      We utilize a national advertising agency which allows all of our creative and media buying efforts to be consolidated and managed centrally. Centralizing our creative and media buying efforts has allowed us to bring more consistency, focus and relevance to the CellularONE® brand marketing efforts. In 2003, we rolled out a new program in all our markets that capitalized on the CellularONE® brand identity and included advertising, retail operations, customer communications, a web site, pricing, promotions, products and services.

      Sales and Distribution — We sell our products and services through a combination of direct and indirect channels. We operate both stores and kiosks under the CellularONE® and Western Wireless® brand names and utilize a direct sales force trained to educate new customers on the features of our products. Sales commissions generally are linked both to subscriber revenue and subscriber retention, as well as activation levels. We also are a retailer of handsets and maintain inventories of handsets.

      We believe that our local retail locations provide the physical presence in local markets necessary to position CellularONE® and Western Wireless® as quality local service providers and give us greater control over both our costs and the sales process. In recent years we have focused on expanding our indirect network of national and local merchants and specialty retailers in order to reduce our fixed sales and marketing costs. During 2003, approximately 44% of our gross customer additions were through our indirect channel. We will continue to use a combination of direct and indirect sales channels, with the mix depending on the requirements of each particular market.

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

      Although we believe there are competitive advantages to operating in rural markets, we do operate in a competitive environment. Each of our cellular markets face one cellular competitor, such as Verizon, Alltel Corporation (“Alltel”) or Cingular. Additionally, we have PCS and ESMR competitors in most of our MSAs. Continuing industry consolidation has resulted in an increased presence of regional and national wireless operators within our service areas. More recently, some national wireless operators have begun to build small networks in certain of the more densely populated or well-traveled portions of our service areas. The use of national advertising and promotional programs by national wireless operators run in our markets is a source of additional competitive and pricing pressures even though these operators may not provide service in these markets. We also compete with wireless Internet, paging, dispatch services, resellers and land line telephone service providers in some of our service areas. Increasingly, cellular service is becoming a viable alternative to land line voice services for certain customer segments, putting cellular licensees in direct competition with traditional land line telephone service providers. One or two-way paging services that feature voice messaging and data display, as well as tone only service, may be adequate for potential subscribers who do not need to speak to the caller. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies.

      In the future, we expect to face increased competition from entities providing similar services using other communications technologies. In addition, the auctioning and subsequent deployment of technology utilizing additional spectrum and the disaggregation of spectrum could also generate new competition for us. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Continuing technological advances in the communications field make it difficult to predict the nature and extent of additional future competition.

Suppliers and Equipment Vendors

      We do not manufacture any of the handsets, cell site or switching equipment used in our operations. The high degree of compatibility among different manufacturers’ models of handsets, cell site and switching equipment allows us to design, supply and operate our systems without being dependent upon any single source of such equipment. The handsets and cell site equipment used in our operations are available for purchase from multiple sources. We currently offer handsets manufactured by Audiovox, Inc., Kyocera Wireless Corp., Motorola, Inc. and Nokia Telecommunications, Inc. and purchase cell site and switching equipment primarily from Lucent Technologies and Nortel Networks, Inc.

Intellectual Property

      CellularONE® is a service mark registered with the United States Patent and Trademark Office and owned by us.

      We hold a federal trademark registration of the mark Western Wireless® and have registered or applied for various other trade and service marks with the United States Patent and Trademark Office, including the stylized “hello”, our tagline, “Proud to be the next best way to say hello,” the “Hello2Fun,” “Hello2Pix,” “Hello2Web,” “Hello2Txt” service marks and the “OpenDoor” service mark for wireless data.

Regulatory Environment

      The FCC regulates the licensing, construction, operation, acquisition, sale and resale of cellular systems in the United States, pursuant to the Communications Act of 1934, as amended (the “Communications Act”), and the rules, regulations and policies promulgated by the FCC thereunder. FCC regulations distinguish, in part, between “cellular” licenses which are for the 800 MHz band, and PCS licenses, which are for the 1900 MHz band. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), such as a cellular service provider. State governments, however, can regulate certain other terms and conditions of cellular service offerings and some states have imposed or are considering the imposition of consumer protection regulations on the wireless industry.

Licensing of Wireless Communications Systems

      A cellular communications system operates under a license granted by the FCC for a particular market or geographic area on one of two 25 MHz band blocks allocated for cellular radio service. Cellular authorizations are issued for a 10-year license term beginning on the date of the initial notification to the FCC of the completion of construction by a cellular carrier.

      At the end of the 10-year initial term for cellular licenses, licensees must file applications for renewal of licenses. The FCC has adopted specific standards governing cellular license renewals. Under these standards, a cellular license will generally be renewed for additional 10-year terms if a cellular licensee has provided substantial service during its past license term and has substantially complied with applicable FCC rules and policies and the Communications Act.

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

      As of January 1, 2003, there was no longer a limit on the amount of CMRS spectrum (i.e. cellular, PCS, and SMR) that a carrier can hold in a market. However, there remains a cellular cross-interest rule that prohibits a carrier from owning an attributable interest in both cellular licenses in a single RSA market. Although the FCC retained the cellular cross-interest rule in RSAs, it will consider waivers of the rule for RSAs that exhibit market conditions under which cellular cross-interest may be permissible without significant likelihood of substantial competitive harm. Notwithstanding the removal of the spectrum cap and partial removal of the cross-interest restriction, the FCC has indicated that it will engage in a case by case review of any anticompetitive effects of CMRS spectrum acquisitions, although it is not clear what criteria the FCC will use in such review.

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

      Under Phase I of the FCC’s E911 rules, if a Public Service Answering Point (“PSAP”) requests and is capable of processing the caller’s telephone number and location information, then cellular, PCS, and other mobile service providers must relay a caller’s automatic number identification and the location of the cell site or base station receiving a 911 call. Wireless carriers must transmit all 911 calls without regard to validation procedures intended to identify and intercept calls from non-subscribers. The FCC’s rules require that analog cellular phones include a separate capability for processing 911 calls that permit these calls to be handled, where necessary, by either cellular carrier in the area. This rule applies only to new analog cellular handsets and not to existing handsets or to PCS or SMR services. The Company has implemented Phase I E911 service in several counties and is in the process of deploying Phase I E911 service in accordance with the applicable FCC rules in areas where it has received a request for service.

      Under Phase II of the FCC’s E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. In areas where we have received valid requests for Phase II service, we are implementing a handset-based approach which requires that the PSAP be able to identify the location of a 911 caller within 50 meters for 67% of all calls and within 150 meters for 95% of all calls. By order of the FCC, we were required to (i) begin selling and activating handsets with automatic location identification capability by March 1, 2003; (ii) by May 31, 2003, 25% of new handset activations must be Phase II compliant; (iii) by November 30, 2003, 50% of new handset activations must be Phase II compliant; and (iv) by May 31, 2004, 100% of new digital handset activations must be Phase II compliant. In addition, by December 31, 2005, 95% of all subscriber handsets must be Phase II compliant. Under the FCC rules, carriers must begin providing Phase II service within six months of the latter of receiving a valid request for service from a PSAP or March 1, 2003. The Company has implemented Phase II E911 service in the few counties that have requested this E911 service and is in the process of deploying Phase II service in accordance with the applicable FCC rules in other counties.

      Universal Service — In its implementation of the Communications Act, the FCC established new federal universal service rules under which wireless service providers are eligible, for the first time, to receive universal service support, and are also required to contribute to both federal and state USFs. The FCC established universal service contribution factor is assessed against a carrier’s interstate and international telecommunications revenues. This contribution factor is subject to quarterly review and possible revision. In an effort to maintain sufficient funding, the FCC adopted interim rules for determining the amount of interstate and international telecommunication revenues subject to the federal universal service contribution factor for wireless carriers. Under these new rules, wireless carriers can either use a proxy percentage provided by the FCC to determine the amount of the carrier’s total subscriber revenue subject to the universal service contribution factor or calculate the amount of actual subscriber revenue which is interstate or international.

      Under the FCC rules, a wireless service provider may receive universal service support for providing telephone service in rural high-cost areas, provided that the wireless service provider has been designated as an ETC by a state commission or the FCC. Some states have conditioned ETC status on the service provider meeting certain consumer protection and service quality requirements. Many states have also established state USF programs that require all telecommunications carriers, including CMRS carriers, to contribute to the fund. Under some of these state USFs, CMRS carriers are also eligible to receive universal service support. Both federal and state USFs are subject to change based upon pending regulatory proceedings, court challenges and marketplace conditions.

      Local Number Portability — The FCC has adopted rules on telephone number portability and number pooling in an effort to achieve more efficient number utilization. These rules apply to both land line and wireless carriers. The FCC established November 24, 2003 as the extended deadline for CMRS carriers to implement service provider number portability in the top 100 MSAs. For markets outside of the top 100 MSAs, the number portability requirement is triggered only upon receipt of a request by another carrier to implement number portability. In such cases, carriers have six months to comply with these requests, but are not required to comply prior to May of 2004. The number portability requirements are subject to change based upon regulatory proceedings and court challenges.

      Number Pooling — Wireless carriers are also subject to requirements governing number pooling, which provides for more efficient assignment and use of available numbers. The FCC has imposed what is referred to as “thousand block pooling,” meaning carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. The number pooling requirements apply only to carriers operating within the top 100 MSAs, as described above.

Employees and Labor Relations

      We consider our labor relations to be good and none of our employees are covered by a collective bargaining agreement. As of December 31, 2003, we employed domestically a total of 2,357 people in the following areas:

Number of
Category	Employees

Sales and marketing	908
Engineering	258
General and administrative, including customer service	1,191

The Business of WWI

Overview

      WWI, through its consolidated subsidiaries and other operating companies, is a provider of mobile communications services in Slovenia, Austria, Ireland, Bolivia, Ghana, Haiti and Georgia. At December 31, 2003, the Company owned approximately 98% of WWI. The balance is owned by the President of WWI who is also an Executive Vice President of the Company.

      The primary business of WWI is the delivery of mobile telecommunications services in markets outside of the United States. In certain markets, WWI’s operating companies also provide other telecommunications services, including fixed-line services, wireless local loop and international long distance. WWI’s largest non-mobile business is its fixed-line operations in Austria.

      In 2003, 83% of WWI’s consolidated service revenues were generated by its European subsidiaries in Ireland and Austria. Substantially all of these service revenues were from mobile telecommunications and were denominated in euros.

      In June of 2003, WWI sold its minority interest in its Croatian joint venture, VIP-Net GSM d.o.o. (“VIP-Net”). In the third quarter of 2003, operations were suspended in our minority owned operating company in Côte d’Ivoire and we believe it is unlikely that we will be able to resume operations there.

International Business and Strategy

      WWI’s strategy is to build a portfolio of wireless operations in which WWI has significant management responsibility, to support the growth and profitability of those operations and to opportunistically exit them as individual businesses mature and appropriate valuations can be realized. We believe the key elements in executing this strategy are:

•	Low acquisition costs

•	Potential for rapid growth

•	An ability to partially fund operations by securing debt financing

      WWI provides management expertise to all of its operating companies, particularly in the early stages of development, and it exercises significant control over management decisions in all of its consolidated markets.

      Most of WWI’s investment has been in European countries with highly developed telecommunications infrastructure and substantial wireless competition. WWI has sought investment opportunities in these types of markets where the entry costs are sufficiently low and the growth potential is sufficient to present an attractive investment opportunity. These markets generally have wireless penetration rates above 80% and include Austria and Ireland.

      WWI also invests in and operates in markets characterized by a substantial unmet demand for communications services offering the potential for rapid subscriber growth. These markets include Bolivia, Haiti, Ghana and Georgia. These markets are often characterized by inadequate local land line telephone service which is unavailable to the majority of the population. WWI believes that wireless technology is a more economic medium to deliver telecommunications services in these markets. By introducing competition and providing customers with a high-quality alternative, WWI has succeeded in expanding the size and service offerings of the telecommunications sector in these markets. These markets tend to have less competition in the wireless sector and generally have wireless penetration rates below 20%.

Markets and Operations

      Each of WWI’s operating companies operate cellular communications systems over radio frequencies licensed by the telecommunications regulatory body of its respective country.

      Each of WWI’s operating companies that provide wireless mobile services utilize GSM technology operating at the 900 MHz band, 1800 MHz band or 1900 MHz band, with the exception of WWI’s operating company in Haiti, which utilizes TDMA technology at the 800 MHz band. GSM is the most widely used wireless technology in the world, serving over 1 billion customers. GSM offers an open system architecture, is supported by a variety of vendors and allows operators to achieve cost economies in infrastructure and mobile terminal equipment. GSM also provides the benefit of a single phone number and transparent services on a global roaming basis. Further, GSM has high capacity, high voice quality and utilizes industry-leading encryption and authentication technology that provides customers with a high level of subscription and conversation privacy. GSM supports high-speed packet-based data transmission via General Packet Radio

Service (“GPRS”), which allows GSM operators to provide customers with enhanced Internet and mobile data services.

      The following table sets forth the countries in which WWI is licensed to provide communications services, the populations of each country and the beneficial ownership of WWI in the operating entity providing such services. Population data is as of July 2003 as reported by the Central Intelligence Agency World Fact book. Beneficial ownership data is as of December 31, 2003.

		Beneficial
		Ownership
Markets	Population	Percentage

Slovenia(1)	1,936,000	100.0%
Austria(1)	8,188,000	99.5%
Ireland(1)	3,924,000	81.0%
Bolivia(1)	8,586,000	71.5%
Ghana(1)	20,468,000	56.7%
Haiti(1)	7,528,000	51.0%
Côte d’Ivoire	16,962,000	40.0%
Georgia	4,934,000	14.5%

Total	72,526,000

(1)	Consolidated operating company

      Slovenia — WWI’s operating company in Slovenia, Western Wireless International d.o.o. (“WWI d.o.o.”), provides GSM mobile communications services in the 1800 MHz band. WWI d.o.o. launched commercial services in December 2001 under the brand name Vega.

      Austria — WWI’s operating company in Austria, tele.ring Telekom Services GmbH (“tele.ring”), provides GSM/ GPRS mobile communications, fixed-line and Internet services. tele.ring launched commercial GSM/ GPRS mobile services in the 1800 MHz band in May 2000. In addition, an affiliate of tele.ring owns a third generation license. tele.ring began the build-out of a third generation network in 2003 and currently covers over 25% of the Austrian population. Additionally, Austria operates a 5,300-km fiber-optic network that provides fixed-line communications services to customers as well as backhaul transmission for its mobile network. We acquired tele.ring at the end of June 2001. In January of 2004, WWI acquired an additional 0.25% interest in tele.ring bringing its ownership percentage to 99.75%.

      Ireland — WWI’s operating company in Ireland, Meteor Mobile Communications Limited (“Meteor”), provides GSM/ GPRS mobile communications services in the 900 MHz band and 1800 MHz band. Meteor’s dual-band network launched commercial services in February 2001. In February 2004, WWI acquired an additional 17.87% ownership in Meteor from two of its partners, Quantum Partners and SFM Domestic Investments, for approximately $30 million. WWI now owns approximately 99% of Meteor.

      Bolivia — WWI’s operating company in Bolivia, NuevaTel S.A. (“NuevaTel”), provides GSM mobile communications services in the 1900 MHz band. NuevaTel launched commercial services in November 2000 under the brand name Viva. In 2002, Viva also began operating a long distance business.

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

      Haiti — WWI’s operating company in Haiti, Communication Cellulaire d’Haiti S.A. (“COMCEL”), provides TDMA mobile communications services in the 800 MHz band. Additionally, COMCEL carries international long distance traffic to and from its customers in Haiti. COMCEL launched commercial mobile services in September 1999. In February 2004, rebels in opposition to President Jean-Bertrand Aristide gained control of several of Haiti’s key cities ultimately resulting in Aristide’s resignation. In March 2004, a multinational peacekeeping force, including U.S. Marines, arrived in Haiti to secure key areas and restore order in the country until a new presidential election can be held and a civilian force established. COMCEL’s network has remained operational during this period of civil unrest with the exception of temporary interruption in communication services to some parts of the country. COMCEL’s retail locations remain intermittently closed during this period of unrest.

      Côte d’Ivoire — WWI’s operating company in Côte d’Ivoire, Cora de Comstar S.A. (“Cora”), historically provided GSM mobile communications services in the 900 MHz band. In October 2003, Cora suspended operations after its assets were expropriated by armed persons supported by local police. We are uncertain as to when, or if, operations will be resumed there. We have fully written off our investment in Cora. Together with our partner, Modern Africa Growth & Investment Company, L.L.C., we have filed an expropriation claim against the government of Côte d’Ivoire for approximately $55 million. We are uncertain of the timing or likelihood of any recovery.

      Georgia — WWI’s operating company in the Republic of Georgia, MagtiCom GSM, Ltd. (“MagtiCom”), provides GSM mobile communications services in the 900 MHz band. MagtiCom launched commercial services in September 1997.

Products and Services

      Basic Services — WWI’s operating companies provide a variety of wireless products and services designed to match a range of needs for business and personal use. Calling features that WWI’s operating companies provide include short message services (“SMS”), voicemail, message alert, caller ID, call waiting, call hold and conference calling. WWI’s operating companies offer services to WWI’s customers through both “postpaid” and “prepaid” payment plans. Postpaid contracts consist of a fixed monthly charge (with varying allotments of included minutes) plus variable charges for additional use. Prepaid plans require advance payment for minutes in specific currency denominations. Once the available minutes are consumed, the customer must “replenish” or prepay for additional minutes in order to continue using the service. At the end of 2003, 56% of WWI’s customers were on prepaid plans and 44% were on postpaid plans.

      Roaming — Customers of WWI’s European operations are able to roam throughout Europe and worldwide, either on other GSM based networks utilizing the same spectrum band or through the use of multi-band handsets that can be used on GSM systems utilizing a different spectrum band. Additionally, WWI’s European operations generate revenues by allowing customers of other GSM operators to roam on their networks.

      Data Services — WWI’s operating companies offer a variety of data services that enable users to access information, send and receive e-mail and other digital content, play games, and download ringtones to their handsets. In Austria and Ireland, WWI operates GSM/ GPRS-enabled networks that provide high capacity, “always-on” Internet connectivity, and Multimedia Messaging Services that deliver personalized multimedia content including images, audio and text. In Slovenia and Bolivia, WWI offers an array of data services that are delivered over a SMS-based platform. These data services enable users to access information (for example: news, sports, weather, stocks and film times) and receive customized information alerts.

      Fixed-Line Services — WWI’s Austrian operating company offers fixed communication services consisting of call by call or preselect for residential customers and directly connected and leased line services to business customers.

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

      Sales — WWI’s operating companies sell their products and services through a distribution network including company-owned stores, exclusive and non-exclusive dealers, national and local retailers, and direct sales forces targeting corporate accounts. Each operating company uses a combination of direct and indirect sales channels, the mix of which is dependent on the local conditions of the market. The retail channel (including retail stores, mini-stores and kiosks) uses personnel that are trained to educate new customers on products and services and to provide basic customer service. WWI believes this channel provides the physical presence in local markets necessary to position each operating company as a quality local service provider, while providing greater control over both costs and the sales process. The indirect channel consists of extensive dealer networks of national and local merchants, specialty retailers and alternative direct-marketing firms. WWI’s operating companies also act as retailers of handsets and maintain inventories of handsets.

      Customer Service — WWI considers customer service a key element of its operating philosophy and is committed to attracting and retaining subscribers by seeking to provide consistently superior customer care. Each of WWI’s operating companies operates a full-service call center, where customer inquiries are addressed by well-trained customer service personnel and technical staff using sophisticated monitoring and control systems.

Competition

      In each of the markets where WWI’s operating companies operate, they compete with other communications services providers including land line telephone companies and other wireless communications companies. In each European market, WWI competes with two or three other GSM operators. Most of these competitors are well-established companies or subsidiaries of well-established companies. For example, in Austria our competitors include Telekom Austria AG and T-Mobile Austria GmbH. In many cases, such companies have substantially greater financial and marketing resources, larger subscriber bases, better name recognition and in some cases, larger coverage areas than those of WWI’s operating companies.

      In the future, we expect to face new competition from entities licensed to provide similar services using other communications technologies, including so-called “third generation” technology. In each of WWI’s European markets, existing wireless operators and, in some cases, a new entrant, have deployed third generation infrastructure and services. We do not believe third generation services have created a significant competitive threat to our operations to date and we are unsure of when they will become a competitive threat.

Suppliers and Equipment Vendors

      WWI’s operating companies do not manufacture any of the handsets, cell site or switching equipment used in their operations. The high degree of compatibility among different manufacturers’ models of handsets, cell site and switching equipment allows WWI’s operating companies to design, supply and operate their systems without being dependent upon any single source of such equipment. The handsets and cell site equipment used in our operations are available for purchase from multiple sources. The largest handset manufacturers of WWI’s European operations are Nokia Corporation and Siemens AG. WWI purchases cell site and switching equipment primarily from Alcatel, Siemens AG and Nortel Networks, Inc.

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

      Under the terms of the Ghana license, Westel was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels and build-out requirements due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company and all development has been suspended. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of approximately $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect.

Employees and Labor Relations

      WWI considers its labor relations to be good. As of December 31, 2003, WWI’s consolidated operating companies employed a total of 1,408 people in the following areas:

Number of
Category	Employees

Sales and marketing	318
Engineering	329
General and administrative, including customer service	761

RISK FACTORS

A significant portion of our revenues are derived from roaming and our failure to maintain favorable roaming arrangements could materially adversely affect our future operating results

      Roaming revenues accounted for approximately 18%, 22% and 24% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. We have roaming agreements with most of the wireless carriers in North America, including AT&T Wireless, Cingular, TMO, Verizon and Sprint. Our largest roaming partner is AT&T Wireless who accounted for approximately 12% of our domestic revenues in 2003. Our TDMA roaming agreement with AT&T Wireless expires in June 2006 and, although they may choose to continue to use our network, they will no longer be contractually required to prefer our network as of July 2004. When our roaming agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers upon acceptable terms. Further, some competitors may be able to obtain roaming rates and terms that are more favorable than those obtained by us. AT&T Wireless and Cingular have announced their intention to transition their customer bases to a GSM platform. In May 2003, we announced the signing of additional long-term roaming agreements with TMO, which expires December 2013, and Cingular, which expires March 2008, to provide GSM services to their customers using our network. Further, in July 2003, we announced the signing of an additional GSM long-term roaming agreement with AT&T Wireless, which expires December 2006. In February 2004, our two largest roaming partners AT&T Wireless and Cingular announced a merger. We are unsure of the impact this will have on us, if any. We began offering GSM roaming services in the third quarter of 2003. If we are not able to maintain and expand our roaming footprint or complete our GSM buildout or maintain favorable roaming arrangements with other wireless carriers, our coverage area or pricing we offer relative to our competitors may not be as attractive. These factors would have a material adverse effect on our future business, operations and financial condition. Although GSM roaming revenue was insignificant in 2003, the inability to provide GSM service to the customers of national carriers who have deployed the GSM platform as they add new GSM customers would have a material adverse affect on our future business, operations and financial condition.

      While our roaming agreements generally require other carriers’ customers to use our network when roaming, our roaming agreements generally do not prevent our roaming partners from acquiring licenses to provide competing services in our markets. Further, our roaming partners could negotiate a roaming agreement in all or portions of our markets with another wireless carrier. If any of our roaming partners were to acquire the required licenses and build networks in our markets or enter into roaming agreements with other wireless carriers that provide competing services in our markets and permit our roaming partners to roam on that other carrier’s network, we could lose a substantial portion of our roaming revenues in those markets, which could have a material adverse effect on our business, operations and financial condition. Our roamer revenue is also highly dependent upon pricing decisions made by our roaming partners. If our roaming partners include our territory in their customers’ home calling area, such as with national pricing plans, we will see more usage and revenue than if they charged roaming to their customers by the minute.

Our USF revenues are subject to changes in FCC regulations and may not continue if regulations change

      The Company is an ETC in 14 states plus the Pine Ridge Indian reservation and is eligible to receive universal service support in 11 of these states plus the Pine Ridge Indian reservation. In 2004, the Company will seek to broaden its ETC status and eligibility to receive universal service support. There is no guarantee that the Company will be able to obtain ETC status in additional areas and increase its eligibility for universal service support. Furthermore, the FCC is currently considering whether to change the rules governing the eligibility of cellular carriers to receive USF payments. Although the FCC is not expected to make any final decisions on changes in the rules until 2005 or later, there is a risk that the FCC and state commissions may impose additional regulatory obligations on ETCs that limit the scope of USF eligibility or that the Company may find unacceptable. At this time, it is not clear what impact changes in the rules, if any, will have on the Company’s continued eligibility to receive universal service support. Loss of USF revenues could adversely effect our future financial performance.

We have a significant amount of debt, which may limit our ability to raise additional capital to meet our future funding and debt service requirements

      As of December 31, 2003, our total consolidated long-term indebtedness was approximately $2.2 billion, including a current portion of $47.3 million. This includes long-term and current indebtedness of our international subsidiaries of $280.7 million and $47.2 million, respectively. The credit facilities of our international subsidiaries are used to finance their own operations and consist primarily of $200.8 million outstanding under our Austrian entity’s term loan, excluding accrued interest, $69.4 million outstanding under our Slovenian entity’s credit facility, and $34.7 million outstanding under our Bolivian entity’s bridge loan.

      The present level of our debt could limit our ability to obtain future debt or equity financing on terms favorable to us or at all. The availability of additional financing is dependent upon the condition of the capital markets. The extent of additional financing that we may require will depend on, among other things, the success of our operations. Our existing debt also has substantial interest and principal payment obligations, which we will continue to need to meet through our operations or future financings. In the event we are unable to raise additional capital to meet our future funding and debt service requirements, our business, strategy, operations and financial condition could be materially adversely affected.

Certain restrictive covenants in our debt obligations could limit actions that we may take with respect to our business, and our failure to comply with such covenants could cause our debt to become immediately due and payable

      Our domestic credit facility and the indentures relating to our senior notes and our convertible subordinated notes contain, and any additional financing agreements may contain, certain restrictive covenants. The restrictions in our domestic credit facility and our senior notes affect, and in some cases significantly limit or prohibit, among other things, our ability to incur indebtedness, sell assets, make investments and acquisitions, pay dividends and engage in mergers and consolidations. The restrictions in our convertible subordinated notes limit, among other things, our ability to engage in mergers and consolidations. Additionally, our domestic credit facility requires us to comply with certain financial covenants. While we are currently in compliance with such covenants, we cannot assure you that we will remain in compliance or will be able to obtain any modifications or waivers that might be required in the future. An event of default under our domestic credit facility, our convertible subordinated notes or our senior notes would allow the lenders or note holders to accelerate the maturity of such indebtedness. In such event, it is likely that all of our indebtedness would become immediately due and payable.

      The debt facilities of our international operating companies also contain certain restrictive covenants and financial covenants. Under the Slovenian credit facility, Western Wireless International Corporation has agreed to guarantee the loan and agreed to financial and other covenants, including, among other things, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of Western Wireless International Corporation and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries and enter into guarantees. While we are currently in compliance with such covenants, we cannot assure you that we will remain in compliance or will be able to obtain modifications or waivers that might be required in the future.

      NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, has a bridge loan facility (“Bolivian Bridge Loan”). WWI has guaranteed its prorata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. In November 2003, NuevaTel entered into a credit facility agreement (“Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”) to refinance the Bolivian Bridge Loan and provide funding for the implementation and expansion of NuevaTel’s network in Bolivia. Although we anticipate a funding of the Bolivian Credit Facility’s entire commitment of $50 million in one tranche by March 31, 2004, there can be no assurance that such funding will occur by such date, if at all. The Bolivian Credit Facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the first quarter in which a principal payment is made. Other covenants include, among other things, limitations on NuevaTel’s ability to incur additional indebtedness, make certain asset dispositions, make restricted payments and enter into certain mergers, sales or combinations. Under the terms of the Bolivian Credit Facility, WWIC has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility. As of December 31, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. The maturity date of the Bolivian Bridge Loan has been extended until March 31, 2004. Until the Bolivian Credit Facility closes, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurances that any necessary extension will be granted.

Our business will require substantial additional capital for continued growth, and our growth may be slowed if we do not have sufficient capital

      The continued growth and operation of our business will require additional funding for working capital, debt service, the enhancement and upgrade of our networks, the build-out of infrastructure to expand our coverage and possible acquisitions of spectrum licenses. In addition, we will need to use a substantial portion of our future cash flows from operations to make payments of principal and interest on our debt, thereby reducing funds that could be available for other purposes, such as working capital, the enhancement and upgrade of our network, the build-out of infrastructure to expand our coverage and possible acquisitions of spectrum licenses. Additionally, competitive factors, future declines in the United States or international economy, unforeseen construction delays, cost overruns, regulatory changes, engineering and technological changes and other factors may result in funding requirements in excess of current estimates or an inability to generate sufficient cash flow to meet our debt service obligations. We believe that domestic and international operating cash flow and available international loan facilities will be adequate to fund our capital expenditures and working capital requirements for the foreseeable future. Our domestic and international operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers; and

•	our ability to grow our customer base.

      If we do not achieve planned operating cash flow targets, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. There can be no assurance that such funds or refinancing will be available to us on acceptable terms, if at all.

      The need for capital could also cause us to delay or abandon some of our planned growth and development or to seek to sell assets to raise additional funds, which could have a material adverse effect on our business, strategy, operations and financial condition.

      Given that a substantial portion of our assets consist of intangible assets, principally licenses granted by the FCC, the value of which will depend upon a variety of factors (including the success of our business and the wireless communications industry in general), there can be no assurance that our assets could be sold quickly enough, or for sufficient amounts, to enable us to meet our obligations.

We historically have sustained losses from continuing operations and we may not be profitable in the future

      We had income from continuing operations before cumulative change in accounting principle of $1.9 million for the year ended December 31, 2003 and had a loss from continuing operations before cumulative change in accounting principle of approximately $215.3 million and $143.6 million for the years ended December 31, 2002 and 2001, respectively. At December 31, 2003, we had an accumulated deficit of $1.1 billion and a net capital deficiency of $246.6 million. We may incur additional losses, which could be significant, during the next several years, and there can be no assurance that we will be able to service our debt requirements and other financial needs.

We face substantial competition in all aspects of our domestic business

      We operate in highly competitive markets and there is substantial and increasing competition in all aspects of the wireless communication business. Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Each of our cellular markets faces at least one cellular competitor, such as Verizon, Alltel or Cingular. Additionally, there are PCS and ESMR competitors in most of our metropolitan service areas. Continuing industry consolidation has resulted in an increased presence of regional and national wireless operators within our service areas. Many of these national market competitors provide services comparable to ours and because they operate in a wider geographic area are able to offer no or low cost roaming and toll calls over a wider area. In addition, some national wireless operators have recently begun to build small networks in certain of the more densely populated or well-traveled portions of our service areas. The use of national advertising and promotional programs by national wireless operators run in our markets are also a source of additional competitive and pricing pressures even though these operators may not provide service in these markets. We also compete with wireless Internet, paging, dispatch services, resellers and land line telephone service providers in some of our service areas. Increasingly, cellular service is becoming a viable alternative to land line voice services for certain customer segments, putting cellular licensees in direct competition with traditional land line telephone service providers. One or two-way paging services that feature voice messaging and data display, as well as tone only service, may be adequate for potential subscribers who do not need to speak to the caller. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies.

      If the wireless communications industry continues to consolidate and we do not participate in that consolidation, even stronger competitors may be created. Effective January 1, 2003, the FCC eliminated the spectrum cap and the cellular cross-interest restriction in the larger, urban cellular markets which also may facilitate the creation of larger and more formidable competitors. (See also risk factor entitled “A significant portion of our revenues are derived from roaming and our failure to maintain favorable roaming arrangements could materially adversely affect our future operating results”).

      Several of our competitors also operate in multiple segments of the industry. In the future, we expect to face increased competition from entities providing similar services using other communications technologies. The auctioning and subsequent deployment of technology in additional spectrum and the disaggregation of spectrum could also generate new competition for us. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Given the rapid advances in the wireless communications industry, there can be no assurance that new technologies will not evolve that will compete with our products and services. In addition, a number of our competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, and as a result, our profit margins may decrease.

We face intense competition in our European operating companies

      In our European operating companies, competition based on price, subscription options offered, network coverage and service quality remains intense. As European markets have become increasingly saturated, the focus of competition has been shifting from customer acquisition to customer retention. Since customer acquisition and retention expenses are substantial, we will incur significant costs to attract new and retain existing customers and significant customer defections would have a material adverse effect on our results of operations.

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

      We have essentially completed the network build-out of our domestic markets for which we hold licenses, and are now primarily focused on improving network coverage, quality and capacity within and around the markets we currently serve and completing the expansion of digital CDMA technology throughout our markets. We cannot guarantee that we will be able to do so in a time frame that will permit us to remain competitive at the cost we expect or at all. Failure or delay in improving network coverage, quality and capacity on a timely basis or at all, or increased costs to accomplish such improvement, could have a material adverse effect on our business, strategy, operations and financial condition.

Our FCC licenses are subject to renewal and potential revocation in the event that we violate applicable laws. The loss of any of such licenses could materially and adversely affect our ability to service our customers

      Our licenses are subject to renewal upon the expiration of the ten-year period for which they are granted. Although the FCC has routinely renewed wireless licenses in the past, we cannot provide assurance that no challenges will be brought against our licenses in the future. Violations of the Communications Act or the FCC’s rules could result in license revocations, forfeitures, fines or non-renewal of licenses. We do not have any cellular licenses that are subject to the renewal process in 2004 and only two cellular licenses subject to renewal in 2005. While we believe that each of our cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed. If any of our licenses are forfeited, revoked or not renewed, we would not be able to provide service in that area unless we contract to resell the wireless services of another provider or enter into roaming agreements.

Government regulations determine how we operate, which could increase our costs and limit our growth, revenue and strategy plans

      The FCC regulates the licensing, construction, operation, acquisition and sale of our domestic business, and we are subject to laws and regulations of other federal, state and local government bodies. Future changes in regulation or legislation could impose significant additional costs on us, either in the form of direct out of pocket costs or additional compliance obligations, or subject us to sanctions, which may have a material adverse effect on our business. Additionally, Congress’ and the FCC’s continued allocation of additional spectrum for CMRS, which includes cellular and PCS and specialized mobile radio, could significantly increase competition.

      The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state Public Utility Commissions (“PUC”) to oversee certain practices by the wireless industry. These practices are generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other areas. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by CMRS providers. The FCC has determined that the Communications Act does not preempt state damage claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This ruling may affect the number of class action suits brought against commercial mobile radio service providers and the amount of damages awarded by courts.

      Individual states may also petition the FCC for permission to regulate the rates of commercial mobile radio service providers. The FCC has denied petitions from several states seeking to impose such regulations. Several states have also proposed or enacted consumer protection regulations on CMRS providers. For example, do-not-call legislation is either proposed or has been enacted in all 50 states. In addition, the California PUC has proposed extensive consumer protection and privacy regulations for all telecommunications carriers and is considering adopting a consumer Bill of Rights designed to protect residential and small business customers. We believe that, if adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. The California PUC is also contemplating rules to address other service quality issues, including service repair, service outages and toll operator answering time that could apply to commercial mobile radio service providers. Such regulations, if approved, could expose carriers to increased legal responsibility for states’ varying standards of service quality and may materially impact our operating costs.

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

      Cellular licensees are subject to certain Federal Aviation Administration (“FAA”) regulations regarding the location, marking/ lighting and construction of towers. Each tower requiring FAA notification also requires tower registration with the FCC. In addition, our facilities may be subject to regulation by the Environmental Protection Agency and the environmental regulations of the FCC under the National Environmental Policy Act and of certain states and localities.

Implementation of wireless local number portability could negatively impact our business

      The FCC established November 24, 2003 as the extended deadline for CMRS carriers to implement service provider number portability in the top 100 MSAs. For markets outside of the top 100 MSAs, the number portability requirement is triggered only upon receipt of a request by another carrier to implement number portability. In such cases, carriers have six months to comply with these requests, but are not required to comply prior to May 24, 2004. Our McAllen, Texas MSA market and seven counties within our RSA markets fall within the top 100 MSAs as defined by the FCC. The remainder of our markets are subject to the number portability rules in May of 2004. Number portability allows subscribers to keep their wireless phone number when switching to a different wireless service provider. We anticipate number portability will increase competition for existing customers, which may put downward pressure on subscriber growth and increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and because the cost of adding a new subscriber, which generally includes a commission expense and/or significant handset discounts, is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability. If consumer dissatisfaction results, it could adversely impact industry growth.

      We have received a small number of requests to implement number portability in the U.S. and believe we will be able to comply with the mandatory deadlines. However, we are currently unable to determine what, if any, impact number portability will have on our future business operations and financial condition.

      Number portability is also scheduled to be introduced in our Austrian market in the third quarter of 2004, however, the actual timing is largely out of our control. We anticipate number portability will further increase competition for existing Austrian customers, which may put downward pressure on subscriber growth and increase churn, which is likely to increase our international costs. A high rate of churn in our Austrian business would adversely affect our results of operations because of loss of revenue and because of the cost of adding a new subscriber. As with our domestic operations, we may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability.

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

      The Food and Drug Administration has issued guidelines for the use of wireless phones by pacemaker wearers. The FCC’s safety limits for human exposure to radio frequency emissions went into effect September 1, 2000. After September 1, 2000 if any facility, operation or device is found to be non-compliant with radio frequency emissions guidelines, and if any required environmental assessment has not been filed, penalties ranging from fines to license forfeiture may be imposed.

      Lawsuits have been filed against us, other wireless carriers and other participants in the wireless industry, asserting product liability, breach of warranty, adverse health effects and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. Some of these lawsuits allege other related claims, including negligence, strict liability, conspiracy and the misrepresentation of or failure to disclose these alleged health risks. The complaints seek substantial monetary damages as well as injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay significant awards or settlements.

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

      We may also be subject to potential litigation relating to the use of handsets and wireless data devices while driving. Some studies have indicated that using these devices while driving may impair drivers’ attention. Legislation has been proposed in the United States Congress and many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, New York State and some localities in the United States have passed laws restricting the use of handsets while driving, and similar laws have been enacted in other countries. Additionally, some jurisdictions have passed laws restricting the use of handsets by persons such as school bus drivers and novice drivers. These laws or, if passed, other laws prohibiting or restricting the use of wireless handsets while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our business operations and financial condition.

      Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a CMRS carrier such as us and a public safety licensee, such as a “911” emergency operator, or any failure of any such “911” emergency call while using our network.

Any restructuring, spin-off or divestiture transaction could have a material effect on our business, financial condition, liquidity or results of operations

      As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments, and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. In this regard, we are investigating a spin-off or divestiture of our international operations. Although we are giving serious consideration to a spin-off of our international operations, as early as the fourth quarter of 2004, no decision has been made as to whether to proceed with such a transaction. Any such decision would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, favorable market and financing conditions, the tax effects of such a transaction and any required governmental and third-party approvals.

If we lose any member of our management team, our business could suffer

      We depend on the continued services of our management team. If we fail to retain the services of any member of our senior management, our operating results may be adversely affected.

WWI operates in certain countries with significant political, social and economic uncertainties which could have a material adverse effect on its operations in these countries

      WWI accounted for approximately 35%, 26% and 12% of our total revenues for the fiscal years ended 2003, 2002 and 2001, respectively. We operate in countries in a republic of the former Soviet Union, Africa, the Caribbean and South America. These countries face significant political, social and/or economic uncertainties, such as recent governmental leadership changes in Georgia and Bolivia, which could have a material adverse effect on our operations in these areas. These uncertainties include:

•	possible internal military conflicts and/or civil unrest fueled by economic and social crises in those countries;

•	political instability and bureaucratic infighting between government agencies with unclear and overlapping jurisdictions;

•	pervasive regulatory control of the state over the telecommunications industry; and

•	the failure by government entities to meet their outstanding foreign debt repayment obligations.

      We cannot assure you that the pursuit of economic reforms by the governments of any of these countries will continue or prove to be ultimately effective, especially in the event of a change in leadership, social or political disruption or other circumstances affecting economic, political or social conditions.

      In February 2004, rebels in opposition to President Jean-Bertrand Aristide gained control of several of Haiti’s key cities ultimately resulting in Aristide’s resignation. In March 2004, a multinational peacekeeping force, including U.S. Marines, arrived in Haiti to secure key areas and restore order in the country until a new presidential election can be held and a civilian force established. COMCEL’s network has remained operational during this period of civil unrest with the exception of temporary interruption in communication services to some parts of the country. COMCEL’s retail locations remain intermittently closed during this period of unrest.

WWI encounters enhanced economic, legal and physical risks by operating abroad

      WWI runs a number of risks by investing in foreign countries including:

•	loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks;

•	involuntary changes to the licenses issued by foreign governments;

•	changes in foreign and domestic laws and policies that govern operations of overseas-based companies;

•	amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of our joint ventures and subsidiaries;

•	criminal organizations in certain of the countries in which we operate that could threaten and intimidate our businesses; and

•	high levels of corruption and non-compliance with the law exist in some of the countries in which we operate businesses.

Our customer growth in Slovenia is negatively impacted by the pricing practices of the state-owned telephone company who is also our competitor

      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anti-competitive and that they violate regulations of Slovenia and the European Union. If the Slovenian telephone company does not suspend these practices, we may be unable to realize a return on our investment and may be required to impair our investment in our Slovenian operating company. At December 31, 2003, the long-term assets in our Slovenian entity were approximately $100 million.

Certain of the government licenses on which WWI depends could be canceled or revoked, impairing the development of WWI’s operations in these countries, and making WWI liable for substantial penalties

      The licensing, construction, operation and ownership of communications systems, and the granting and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in each of the countries in which WWI’s operating companies conduct business. Our failure or inability to renew these licenses, or if they are renewed on terms and conditions that are less favorable to us than the terms and conditions that are currently in place, may have a material adverse effect on our operations. WWI’s licenses which allow WWI’s operating companies to provide wireless licenses were initially granted for terms of 15 or 20 years and in some cases there are not explicit provisions in the licenses which allow for renewal.

      Under the terms of the Ghana license, WWI’s operating company was required to meet certain customer levels and build-out requirements by February 2002. This company was unable to meet the required customer levels and build-out requirements due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company and all development has been suspended. The NCA has assessed a penalty claim of approximately $71 million for not meeting these build-out requirements. WWI has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect.

WWI’s operating results will be impacted by foreign currency fluctuations

      WWI is exposed to risk from fluctuations in international economic conditions and foreign currency rate fluctuations which could have a material impact on its results of operations and financial condition. Certain of our international subsidiaries have functional currencies other than the United States dollar and their assets and liabilities are translated into United States dollars at exchange rates at the end of a quarterly or annual period. Income and expense items are translated at the average exchange rates prevailing during such period. For net loss periods, a devaluation in the United States dollar would result in an increase in our net loss for such periods.

Item 2.	Properties

      In addition to the direct and attributable interests in cellular licenses, PCS licenses and other similar assets discussed previously, we lease our principal executive offices located in Bellevue, Washington. Our domestic subsidiaries also lease and own locations for inventory storage, microwave, cell site and switching equipment and local sales and administrative offices. We currently lease our domestic customer call center in Issaquah, Washington and own our domestic call center in Manhattan, Kansas. We consider our domestic owned and leased facilities to be suitable and adequate for our business operations.

      Our international operations typically lease their headquarters, customer call centers, warehouses and cell sites and switching equipment sites. We consider our international leased facilities to be suitable and adequate for our business operations.

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

Name	Age	Position

John W. Stanton	48	Chairman, Director and Chief Executive Officer
Donald Guthrie	48	Vice Chairman
Theresa E. Gillespie	51	Vice Chairman and Director
Mikal J. Thomsen	47	President and Director
Eric Hertz	49	Chief Operating Officer
M. Wayne Wisehart	58	Executive Vice President and Chief Financial Officer
Bradley J. Horwitz	48	Executive Vice President and President, Western Wireless International
Gerald J. “Jerry” Baker	57	Senior Vice President
Jeffrey A. Christianson	47	Senior Vice President, General Counsel and Secretary
Thorpe M. “Chip” Kelly, Jr.	41	Senior Vice President
Scott A. Soley	41	Vice President and Controller (Chief Accounting Officer)

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

      Mikal J. Thomsen has been President of the Company since May 1999 and was Chief Operating Officer of the Company and one of its predecessors from 1991 to May 2002. In his capacity as Chief Operating Officer, Mr. Thomsen was responsible for all domestic cellular operations. He has served as Director since October 2000. He was also a director of its predecessor from 1991 until the Company was formed in 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw Cellular, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990. Mr. Thomsen is also a director of the Cellular Telecommunications & Internet Association and the Basketball Club of Seattle, L.L.C. He also serves as Vice Chairman of the Washington State University Foundation Board of Trustees.

      Eric Hertz has been Chief Operating Officer for the Company since May 2002. Before joining the Company, Mr. Hertz served as Regional President for the Wireless Digital Broadband division of AT&T Wireless from May 2001 through April 2002. From 1991 through December 2000, Mr. Hertz held various domestic and international positions with BellSouth Corporation, serving as General Manager — Wisconsin and Northern Illinois for BellSouth Cellular from 1991 through 1995; Regional Vice President — Wisconsin and Northern Illinois from 1995 through 1997; President and General Manager — Ecuador for BellSouth International from July 1997 through August 2000; and Regional COO — Central America and Panama from August 2000 through December 2000. From 1989 to 1991, Mr. Hertz was a Regional Manager for McCaw Cellular Communications. Mr. Hertz has worked in the telecommunications industry for 25 years in local and long distance, as well as fixed and mobile wireless.

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

      Gerald J. “Jerry” Baker has been Senior Vice President of Engineering and Technical Operations for the Company since January 2001, after spending almost four years as Vice President of Engineering and Technology for WWI. Prior to joining WWI in 1997, Mr. Baker was Chief Technical Officer for GTE Mobilnet’s California operations for three years. Between 1988 and 1994, he spent six years in various senior technical management positions with U.S. West Cellular. Mr. Baker held senior technical management positions at McCaw Cellular between 1984 and 1988.

      Jeffrey A. Christianson has been Senior Vice President and General Counsel of the Company since February 2000 and Corporate Secretary since July 2000. From 1996 to January 2000, Mr. Christianson served as Senior Vice President, Business Development, General Counsel and Corporate Secretary of Wizards of the Coast, Inc., a game and software company. From 1993 to 1996, Mr. Christianson served as General Counsel and Corporate Secretary of Heart Technology, Inc., a medical device company. Mr. Christianson is a member of the board of directors of the Northwest Children’s Fund, a Seattle-based non-profit community foundation, and the Bellevue Community College Foundation.

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

	High	Low

2002
First quarter	$28.84	$6.92
Second quarter	$10.84	$2.42
Third quarter	$4.50	$1.23
Fourth quarter	$7.42	$2.14
2003
First quarter	$7.91	$5.00
Second quarter	$12.50	$4.55
Third quarter	$21.08	$11.13
Fourth quarter	$21.20	$16.69

      We have never declared or paid dividends on our Common Stock and we do not anticipate paying dividends in the foreseeable future. In addition, certain provisions of our domestic credit facility and the indenture for our senior notes (as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Liquidity and Capital Resources”) contain restrictions on our ability to declare and pay dividends on our Common Stock.

      As of March 5, 2004 there were approximately 186 and 44 shareholders of record of our Class A and Class B Common Stock, respectively.

      There were no sales of unregistered securities made by the Company in 2003, except as reported in our quarterly filings on Form 10-Q and Form 10-Q/A.

Item 6.	Selected Financial Data

      The following table sets forth certain selected financial and operating data for us as of and for each of the five years in the period ended December 31, 2003. The selected financial data was derived from our audited consolidated financial statements and notes thereto. The “other data” is unaudited. All of the data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

Consolidated Financial Data(1)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,501,324	$1,186,610	$1,037,959	$834,954	$626,777
Operating expenses	(1,347,458)	(1,135,409)	(1,020,017)	(666,076)	(565,848)
Other expense	(121,679)	(151,659)	(180,473)	(105,530)	(110,660)
Minority interests in net loss of consolidated subsidiaries	4,717	8,408	18,967	2,058	1,610

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	36,904	(92,050)	(143,564)	65,406	(48,121)
Provision for income taxes	(35,011)	(123,270)
Total discontinued operations		29,639	(5,933)		(100,652)
Cumulative change in accounting principle	(2,231)		(5,580)

Net income (loss)	$(338)	$(185,681)	$(155,077)	$65,406	$(148,773)

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)	$0.84	$(0.63)
Discontinued operations		0.38	(0.08)		(1.31)
Cumulative change in accounting principle	(0.02)		(0.07)

Basic income (loss) per share	$0.00	$(2.35)	$(1.97)	$0.84	$(1.94)

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)	$0.81	$(0.63)
Discontinued operations		0.38	(0.08)		(1.31)
Cumulative change in accounting principle	(0.02)		(0.07)

Diluted income (loss) per share	$0.00	$(2.35)	$(1.97)	$0.81	$(1.94)

Consolidated Balance Sheets Data:
Total assets	$2,521,684	$2,398,976	$2,370,420	$1,996,469	$1,352,590

Total long-term debt, net of current portion	$2,172,893	$2,317,070	$2,215,557	$1,926,393	$1,450,000

Consolidated Cash Flows Provided By (Used In):
Operating activities	$324,095	$145,860	$72,930	$166,971	$95,712
Investing activities	$(180,619)	$(304,326)	$(432,869)	$(644,251)	$(467,141)
Financing activities	$(84,860)	$171,726	$381,744	$457,823	$411,972
Other Data:
Adjusted EBITDA(2)	$444,740	$308,870	$230,175	$314,036	$242,165
Ending domestic subscribers(3)	1,290,400	1,197,800	1,176,500	1,049,500	834,700
Ending consolidated international subscribers(4)	1,194,200	741,300	491,100	85,500	N.M.

(1)	Certain amounts in 2002 and 2001 consolidated financial data have been reclassified to properly reflect the discontinued operations of TAL, our Icelandic subsidiary. Certain amounts in our 1999 consolidated financial data have been reclassified to properly reflect the discontinued operations of T-Mobile USA, formerly VoiceStream.

(2)	EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Domestic subscribers include postpaid and reseller subscribers and exclude prepaid subscribers.

(4)	International consolidated subscribers include prepaid and postpaid mobile subscribers and exclude fixed lines.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Unless the context requires otherwise, “Western Wireless,” “the Company,” “we,” “our” and “us” include us and our subsidiaries.

Overview

      We provide cellular communications services in 19 western states under the CellularONE® (“CellularONE”) and Western Wireless®brand names principally through the ownership and operation of cellular wireless systems. Our domestic operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. We provide wireless services in 19 Metropolitan Service Areas (“MSA”) and 88 Rural Service Areas (“RSA”). Additionally, we own 10 MHz personal communication services (“PCS”) licenses for five Basic Trading Areas (“BTA”). Further, in 2003 we acquired 5 MHz PCS licenses covering portions of 30 BTAs and 11 Major Trading Areas (“MTA”). Subject to completion of certain contractual obligations, we expect to receive an incremental 5 MHz of PCS licenses covering some of these same BTAs and MTAs.

      A significant portion of our domestic revenues have historically been derived from roaming. Our network includes the four major technologies currently available in the U.S. These technologies include analog and three digital standards: Time Division Multiple Access (“TDMA”); Code Division Multiple Access (“CDMA”); and Global System for Mobile Communications (“GSM”). All of the digital technologies employed by us allow for enhanced capacity and data services.

      We have roaming agreements with the five largest wireless carriers in North America, including AT&T Wireless Services, Inc. (“AT&T Wireless”), Cingular Wireless LLC (“Cingular”), Sprint PCS Corporation (“Sprint”), T-Mobile USA, Inc. (“TMO”) and Verizon Wireless Corporation (“Verizon”). These agreements allow their customers to roam on our network and allow our subscribers to utilize those carriers’ networks. Similarly, these agreements provide attractive rates to us for our customers who roam in areas outside our wireless network.

      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. We also have an equity interest in Georgia. Further, in 2003, WWI sold its minority interest in its Croatian joint venture, VIP-Net GSM d.o.o. (“VIP-Net”). In 2003, we suspended operations in Côte d’Ivoire and we are uncertain as to when, or if, operations will be resumed there.

      We believe it is important to manage our business using certain key factors both domestically and internationally. In addition to Adjusted EBITDA, discussed later (see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”), the following key factors, among other things, are key indicators monitored by management in assessing the performance of our domestic and international business:

•	Gross postpaid and prepaid subscriber additions

•	Net subscriber additions

•	Churn

•	Annualized incremental penetration

•	Average minutes of use per subscriber

•	Average subscriber revenue per average subscriber

•	Roamer revenues

•	Cost of service per minute of use

•	General and administrative monthly cost per average subscriber

•	Cost per gross subscriber addition

•	Capital expenditures

      Gross postpaid and prepaid subscriber additions represent the amount of new subscribers we are able to add during the year. Growing our subscriber base by adding new subscribers is a fundamental element of our long-term growth strategy. We must maintain a competitive offering of products and services to sustain our subscriber growth.

      Net subscriber additions represent the amount of subscribers we were able to add to our service during the year after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

      Churn represents the number of subscribers that disconnect or are terminated from our service or where there is a lack of usage by prepaid customers for a prescribed period of time. We monitor and seek to control churn so that we can grow our business without incurring significant sales and marketing costs needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.

      Our annualized incremental penetration measures the growth of our subscriber base relative to population. Annualized incremental penetration also provides a means of comparing our growth rate against that of our peers. While acceleration in our growth rates typically results in higher current selling and marketing costs (see discussion below), it should result in higher long-term revenues and profitability.

      Average minutes of use (“MOU”) per subscriber represents how much our customers utilize our service offerings. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.

      Average revenue per subscriber (“ARPU”) represents the average monthly subscriber revenue generated by a typical subscriber (determined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and cost-effective. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund (“USF”) support payment revenues; USF collection revenues received from customers; long distance revenues derived from calls placed by our customers; international prepaid revenues; international interconnect revenues; and other charges such as activations, voice mail, call waiting and call forwarding.

      Roamer revenues result from providing service to customers of other wireless carriers when those subscribers “roam” into our markets and use our systems to carry their calls. The per minute rate paid by a roamer is established by an agreement between us and the roamer’s wireless provider. The amount of roaming revenue we generate is often dependent upon usage patterns, rate plan mix and technology mix of our roaming partners. Usage patterns by our roaming partners can be difficult to predict so trends in roaming revenues are closely monitored by us.

      Cost of service per MOU represents the cost of providing service divided by subscriber MOUs. Over time, this metric should typically decrease as we realize economies of scale that are derived from a growing subscriber base and usage. Cost of service consists mainly of the cost of: (i) providing access to local exchange and long distance carrier facilities; (ii) maintaining the wireless network; and (iii) off-network roaming costs.

      General and administrative costs include administrative costs associated with maintaining subscribers, including customer service and other centralized support functions. General and administrative expenses also include billing costs, subscriber bad debt, insurance and property taxes. General and administrative monthly costs per average subscriber represent monthly general and administrative costs divided by average subscribers. We monitor for unaccounted growth in this metric. Typically we should be able to realize economies of scale with a growing subscriber base, however, certain regulatory mandates such as wireless number portability and enhanced 911 (“E911”) are overhead expenditures for which limited or no cost recovery exists.

      Sales and marketing costs include costs associated with acquiring a subscriber, including: direct and indirect sales commissions, salaries, advertising and promotional expenses and all costs of retail locations. Equipment sales consist of wireless handset and accessory sales to customers. We typically sell handsets below cost and regard these losses as a cost of building our subscriber base. Cost of equipment sales consists of the costs related to handset and accessory sales to customers. Cost of equipment sales also includes the cost of handsets associated with customer retention that occurs with the signing of an extended service agreement and the cost of handsets related to migrating customers to digital service on a free or discounted basis. When costs per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of subscriber additions) are discussed, the revenue and costs from handset sales are included with sales and marketing costs because such measure is commonly used in the wireless industry. We monitor our CPGA to ensure that we are adding customers profitably and to ensure the fixed and variable components of our sales and marketing strategy are performing as planned.

      Capital expenditures represent how much money we have spent on additions to our wireless network and back office infrastructure. We monitor our capital expenditures to ensure that we are able to generate sufficient growth in cash to cover our debt service requirements and make opportunistic investments. We believe cash generating capabilities are important as recurring capital expenditures are required in the wireless industry to sustain its subscriber base and revenue growth.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

      We must make estimates of the collectability of our subscriber accounts receivable. Management analyzes historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates or if actual experience differs from estimates. Based on our allowance for doubtful accounts at December 31, 2003, a hypothetical increase or decrease of 10% in the estimate would increase or decrease our consolidated general and administrative expense by approximately $1.8 million or $2.3 million, respectively.

      Our domestic licenses meet the definition of indefinite life intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, impairment must be assessed at least annually, or when indications of impairment exist, on our domestic licenses. We assess impairment by comparing the carrying value of the assets to the fair value. The fair value of our domestic licenses is estimated using the discounted present value of expected future cash flows. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made by us are based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. Based on our estimate of the fair value performed in 2003, a 10% increase or decrease in the discount rate used would not have indicated our licenses were impaired or resulted in a change to our consolidated balance sheet or statement of operations and comprehensive income (loss).

      Upon adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) on January 1, 2003, we estimated the fair value of our asset retirement obligations (“AROs”) associated with those costs of removing component equipment that is subject to retirement from cell sites that reside upon leased property. Assumptions and estimates made by us are based on our best judgments and included among other things an estimate of the AROs which will be enforced by the lessor. Absent sufficient history with individual lessors, we are required to assume 100% of our lessors will require us to remove certain equipment and/or return the land on which our cell sites are constructed back to its original condition. If only 90% of lessors were to enforce our remediation obligation our consolidated depreciation, amortization and accretion expense would have decreased by $0.1 million.

      Property and equipment are stated at cost net of accumulated depreciation. To determine the appropriate depreciation period, we must estimate the useful lives of the long-lived assets. Depending on the type of asset or the type of technology, lives for: (i) buildings and improvements range from 3 to 40 years; (ii) wireless communications systems range from 3 to 20 years; and (iii) furniture and equipment range from 2 to 7 years. Based on our weighted average useful life at December 31, 2003, a hypothetical 10% increase or decrease in the weighted average useful life would decrease or increase our depreciation, amortization and accretion expense by $24.0 million and $29.3 million, respectively.

      We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider which could trigger an impairment review include significant underperformance relative to anticipated minimum future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. In 2003, we conducted an impairment analysis for our investment in Slovenia and determined that an impairment did not exist. We conducted the impairment test because our largest competitor in Slovenia, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anti-competitive and that they violate regulations of Slovenia and the European Union. As part of our impairment analysis, our estimates assume these regulations will change when Slovenia joins the European Union. However, if the Slovenian telephone company is not required to suspend these practices, we may be unable to realize a return on our investment and may be required to impair our investment in our Slovenian operating company. At December 31, 2003, the long-term assets in our Slovenian entity were approximately $100 million.

Results of Domestic Operations for the Years Ended December 31, 2003, 2002 and 2001

      We had 1,290,400 domestic subscribers at December 31, 2003, a 7.7% increase during 2003. We had 1,197,800 domestic subscribers at December 31, 2002, a 1.8% increase during 2002. We had 1,176,500 domestic subscribers at December 31, 2001, a 12.1% increase during 2001. At December 31, 2003, approximately 5% of our subscribers were with a single reseller. The increase in subscribers from 2002 to 2003 was due to adding more gross subscribers in 2003, along with lower churn. The slower growth in 2002 as compared to 2001 was due to negative net additions in the first quarter of 2002.

      The following table sets forth certain financial data as it relates to our 2003, 2002 and 2001 domestic operations:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Revenues:
Subscriber revenues	$706,307	$609,406	$619,214
Roamer revenues	217,397	228,878	244,538
Equipment sales	43,905	41,937	38,738
Other revenues	2,628	3,483	10,981

Total revenues	$970,237	$883,704	$913,471
Operating expenses:
Cost of service	$170,499	$176,584	$193,363
Cost of equipment sales	88,178	79,162	80,008
General and administrative	173,587	144,666	166,712
Sales and marketing	117,729	115,678	128,378
Depreciation, amortization and accretion	200,438	194,003	190,601
Asset dispositions	7,640	21,304
Stock-based compensation	2,182	1,328	4,183

Total operating expenses	$760,253	$732,725	$763,245
Adjusted EBITDA	$420,244	$367,614	$345,010

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

      Beginning in the third quarter of 2003, we began including in our subscriber revenues amounts collected from our customers for federal and state universal service fund assessments. The subsequent remittances to the universal service fund are recorded in general and administrative expenses. The amounts included in subscriber revenues and general and administrative expenses for the year ended December 31, 2003 were approximately $12.9 million each. The inclusion of these universal service fund amounts in our operating results is in response to a recent trend in the wireless industry supporting this practice. Because the amount was not material to our previously reported revenues, expenses or net loss, we have not changed prior periods.

Domestic Revenues

      The increase in subscriber revenues for the year ended December 31, 2003 compared to the same period in 2002 was partly due to an increase in ARPU and due partly to growth in subscribers. ARPU was $47.31 in 2003, a 10.6% increase from $42.78 in 2002. The increase in ARPU in 2003 is due to many factors including: (i) the receipt of federal universal service fund (USF) payments as an Eligible Telecommunications Carrier (“ETC”) for certain of our traditional mobile services customers, which contributed $2.23 to the increase for the year ended December 31, 2003; (ii) the inclusion in subscriber revenue of amounts collected from customers for federal and state USF assessments, which contributed $0.86 to the increase in ARPU for the year ended December 31, 2003; and (iii) a regulatory charge of $0.97 per month to our subscribers beginning in May 2003 to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced E911. The decrease in subscriber revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in ARPU partially offset by a growth in average subscribers. ARPU declined 7.7% from $46.36 in 2001 to $42.78 in 2002. The decline in ARPU for the year ended December 31, 2002 compared to the year ended December 31, 2001 was a result of several factors including: (i) the increase in popularity of rate plans that have larger allotments of included minutes; (ii) larger home calling areas; (iii) more rate plans that include long distance at no additional charge; and (iv) an increase in the number of rate plans that share minutes with an existing plan at a lower access rate. We expect factors such as growth in USF support payments, the inclusion of a full year of subscriber collections for state and federal USF assessments along with an increase in our regulatory charge, implemented in January of 2004, to provide for an overall higher ARPU in 2004 as compared to 2003. We expect to continue to receive universal service fund payments for certain mobile subscribers who reside in areas for which we are eligible to receive such payments through 2004. The FCC is currently reviewing the rules under which cellular carriers are eligible to receive USF support payments. In 2004, we will seek to broaden our ETC status and eligibility to receive universal service support. There is no guarantee that we will be able to obtain ETC status in additional areas and increase our eligibility for universal service support. There is also a risk that the FCC and state commissions may impose additional regulatory obligations on existing ETCs that we may find unacceptable. We can provide no long-term assurances that federal USF support payments will continue at the current level, if at all.

      The decrease in roamer revenues for the year ended December 31, 2003 compared to the same period in 2002 was due to an $81.3 million decrease related to lower per minute roaming rates, partially offset by an increase of $69.8 million related to increased roamer MOUs. The lower revenue per minute was primarily the result of scheduled rate decreases charged between carriers. The increase in roaming traffic is mainly due to increased volume resulting from new contracts signed in 2002 with Verizon and Cingular. In late 2003, we launched GSM roaming services in certain markets. The impact of GSM roaming services on roamer revenues in 2003 was insignificant. The decrease in roamer revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in the rates charged between carriers partially offset by an increase in roaming traffic on our network. In July of 2004, AT&T Wireless, currently our largest roaming partner, is no longer contractually required to have its customers prefer our TDMA network when roaming in our footprint. As a result, AT&T Wireless may move some of its existing TDMA traffic to other carriers. Further, we have small contractual rate decreases in 2004 under our long-term contracts with Cingular and Verizon. We believe the possibility of a reduction in AT&T Wireless TDMA traffic along with the previously mentioned rate decreases will be largely offset by increased minutes with GSM roaming partners and increased traffic with existing CDMA roaming partners. Given these items, we expect roaming revenue for 2004 will be flat or down slightly as compared to 2003.

      In February 2004, our two largest roaming partners AT&T Wireless and Cingular announced a merger. We are unsure of the impact that this will have on us, if any.

      Equipment sales have increased over each of the past two years. The increase for the year ended December 31, 2003 compared to the same period in 2002 was due to an increase in the number of handsets sold partially offset by a decrease in the average revenue per handset sold. The decrease in the average revenue per handset sold is mainly the result of lower promotional pricing for subscribers who enter into a two-year service contract with us. The increase for the year ended December 31, 2002 compared to the same period in 2001 was due primarily to an increase in the average revenue per handset sold partially offset by a decrease in the number of handsets sold. The increase in the average revenue per handset in 2002 was due to an increase in the number of dual-mode and tri-mode handsets sold. We expect to continue to offer promotional handset pricing to subscribers who enter into two-year service contracts with us.

Domestic Operating Expenses

      The decrease in cost of service for the year ended December 31, 2003 compared to the same period in 2002 was primarily attributable to a decrease in interconnection costs. In addition, we experienced decreased off-network roaming costs for our customers as a result of lower contractual rates. These savings were partially offset by increased costs associated with supporting growth in the number of subscriber and roamer MOUs. The decrease in cost of service for the year ended December 31, 2002 compared to the same period in 2001 was primarily attributable to decreased off-network roaming costs for our customers as a result of lower contractual rates contained in our roaming agreements. This decrease was partially offset by increased costs associated with supporting growth in the number of subscriber and roamer MOUs. Cost of service per MOU was $0.022, $0.030 and $0.043 for 2003, 2002 and 2001, respectively. The sequential decreases in cost of service per MOU were due mainly to the items discussed above. We expect cost of service dollars to increase in 2004 as compared to 2003 due to adding fixed costs to support our new GSM roaming agreements and our growing subscriber base. We expect cost of service per MOU to continue to gradually decline in 2004 as compared to 2003.

      Cost of equipment sales increased for the year ended December 31, 2003 compared to the same period in 2002. The increase was primarily the result of an increase in the volume of handsets sold partially offset by a decrease in the average per unit cost of handsets sold. We have seen a decrease in the average per unit cost year-over-year as the types of handsets we are offering have remained relatively stable and we have seen some price declines from vendors. Cost of equipment sales decreased slightly for the year ended December 31, 2002 compared to the same period in 2001. The decrease was the result of a decrease in the volume of handsets sold offset by an increase in the average per unit cost of handsets sold due to a greater proportion of digital handsets in the overall handsets sold mix. In 2004, we expect that technological requirements to support new features in our “Hello2Pix,” “Hello2Txt” and “Hello2Web” offerings, along with demand for feature rich handsets, will increase our per unit cost of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

      General and administrative costs increased for the year ended December 31, 2003 compared to the same period in 2002. The year-over-year increase was a result of: (i) the inclusion of universal service fund remittances beginning in the third quarter of 2003; (ii) an increase in bad debt expense; and (iii) an increase in costs to support a larger subscriber base. General and administrative costs decreased for the year ended December 31, 2002 compared to the same period in 2001 primarily due to our efforts during 2002 to reduce our operating costs. Our general and administrative monthly cost per average subscriber was $11.63, $10.15 and $12.48 in 2003, 2002 and 2001, respectively. In 2003, the universal service fund remittances increased our general and administrative monthly cost per average subscriber by $0.86. The decrease on a per average subscriber basis in 2002 compared to 2001 was primarily due to our efforts to reduce costs in 2002, as previously discussed. We anticipate monthly cost per average subscriber to increase in 2004 compared to 2003 driven by a full year of USF remittances being included in 2004 compared to only six months being included in 2003.

      Sales and marketing costs increased slightly for the year ended December 31, 2003 compared to the same period in 2002 primarily due to increases in variable costs such as direct commissions and dealer related costs. The decrease in sales and marketing costs for the year ended December 31, 2002 compared to the same period in 2001, was primarily the result of a decrease in the fixed cost components (for example: rents, utilities and advertising) of sales and marketing partially offset by an increase in variable cost components as we executed our strategy to shift to a more variable cost structure. In 2003, CPGA was $397 compared to $424 in 2002 and $369 in 2001. The decrease in CPGA in 2003 compared to the same period in 2002 is due to reductions in the loss on equipment sales and reductions in the fixed cost components of sales and marketing. These decreases are partially offset by increases in retention and variable costs. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These retention costs had a $61, $49 and $38 impact on CPGA for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in CPGA in 2002 compared to the same period in 2001 resulted mainly from fixed sales and marketing costs, including costs of retaining existing subscribers, being spread over fewer gross subscriber additions. CPGA is expected to decrease in 2004 compared to 2003 as we expect to increase our gross additions year-over-year while holding our sales and marketing costs, including losses on equipment sales, relatively flat.

      Depreciation, amortization and accretion expense increased for the year ended December 31, 2003 compared to the same period in 2002. This increase was due primarily to the acceleration of depreciation as we consolidated and decommissioned certain switching assets. The increase in depreciation, amortization and accretion expense for 2002 as compared to 2001 was mainly attributable to the growth of wireless communication system assets partially offset by a decrease in amortization expense associated with the discontinuance of license amortization with the adoption on January 1, 2002 of SFAS No. 142.

      The asset dispositions loss for the year ended December 31, 2003 resulted from recording a $7.6 million impairment charge related to the sale of our Arizona 6 RSA. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our consolidated statements of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.

      The asset dispositions loss for the year ended December 31, 2002 resulted from recording a $15 million impairment charge related to the exploration and sale of the Arizona 6 RSA discussed above. We also recognized a charge of approximately $7.6 million for the year ended December 31, 2002 related to the disposition of certain of our paging assets. These charges were offset by a gain of approximately $1.3 million resulting from the sale of certain Specialized Mobile Radio and Competitive Local Exchange Carrier assets.

Domestic Adjusted EBITDA

      Domestic Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased for 2003 compared to 2002 primarily as a result of an increase in revenues in conjunction with a decrease in cost of service. These items were partially offset by increases in cost of equipment sales and general and administrative expenses. Domestic Adjusted EBITDA increased for 2002 compared to 2001 primarily as the result of decreases in operating expenses partially offset by decreases in subscriber and roamer revenues. Operating margin (domestic Adjusted EBITDA as a percentage of service revenues) increased to 45.4% in 2003 compared to 43.7% in 2002 and 39.4% in 2001. We expect domestic Adjusted EBITDA to increase at a moderate pace in 2004.

Results of International Operations for the Years Ended December 31, 2003, 2002 and 2001

      The following discussions include the results of WWI and our international operating segments for the years ended December 31, 2003, 2002 and 2001. WWI has operating segments consisting of each country in which it operates; however, Austria is our only reportable segment under the guidance of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Operating results related to Austria are separately disclosed where meaningful. Operating revenues and expenses and subscriber information exclude the operations of WWI’s Icelandic business, TAL. The sale of TAL was completed in November 2002. Since TAL represented a component of our business with distinguishable cash flows and operations, it is presented in the accompanying consolidated financial statements as discontinued operations. Our 2002 and 2001 statements of operations and balance sheets were reclassified accordingly.

      U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag.

      Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Bolivia and Haiti and fixed line service mainly in Austria. We ended 2003 with 1,194,200 consolidated international subscribers, compared to 741,300 consolidated international subscribers at December 31, 2002, an increase of 61%. Of these consolidated international subscribers, Austria ended 2003 with 634,200 subscribers, compared to 342,000 at December 31, 2002, an increase of 85%. Consolidated international subscribers increased 250,200 or 51% during 2002 from 491,100 subscribers at December 31, 2001. Austria represented 69,500 of this increase. As of December 31, 2003, 2002 and 2001, approximately 44%, 33% and 33%, respectively, of our consolidated international subscribers were postpaid customers. As of December 31, 2003, 2002 and 2001, approximately 78%, 63% and 56%, respectively, of our Austrian subscribers were postpaid customers. As of December 31, 2003, we had 159,300 fixed lines, of which Austria represented 98%.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Revenues:
Subscriber revenues	$401,228	$201,280	$74,562
Roamer revenues	45,634	29,057	7,976
Fixed line revenues	56,613	55,751	29,198
Equipment sales	15,704	11,695	8,200
Other revenues	11,908	5,123	4,552

Total revenues	$531,087	$302,906	$124,488
Operating expenses:
Cost of service	$252,154	$184,107	$94,448
Cost of equipment sales	72,801	39,487	23,344
General and administrative	83,272	72,182	55,798
Sales and marketing	98,364	65,874	65,733
Depreciation, amortization and accretion	71,851	46,484	19,325
Stock-based compensation	8,763	(5,450)	(1,876)

Total operating expenses	$587,205	$402,684	$256,772
Adjusted EBITDA	$24,496	$(58,744)	$(114,835)

      For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.” Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131.

      Because our subsidiary WWI has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the year ended December 31, 2003 reflect the effects of a 17% and 21% average appreciation of the euro as compared to the U.S. dollar for the same periods in 2002 and 2001, respectively. The appreciation of the euro had a comparable positive impact on revenues and a negative impact on operating expenses. The results of operations for the year ended December 31, 2002 reflects the effect of a 5% average appreciation of the euro as compared to the U.S. dollar for the same period in 2001, which had a comparable positive impact on revenues and a negative impact on operating expenses. Our European subsidiaries, in aggregate, represented approximately 85%, 81% and 74% of total international consolidated revenues for the years ended December 31, 2003, 2002, and 2001, respectively. Fluctuations in exchange rates have less effect on local operating results, however, because WWI conducts business primarily in the currencies of the countries in which it operates. We cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

      Total subscriber revenues increased for the year ended December 31, 2003 compared to the same period in 2002 primarily due to an increase in the number of subscribers across most of our markets, increased ARPU and the strengthening of the euro as compared to the U.S. dollar. International ARPU was $34.55 for the year ended December 31, 2003 compared to $27.22 for the same period in 2002. The increase in international ARPU was primarily a result of a $15.81 increase in ARPU in Austria, resulting from an increase in postpaid subscribers who generally generate higher service revenue than prepaid subscribers. Further, the strengthening of the euro accounted for $4.13 of the increase in international ARPU and $6.14 of the increase in Austrian ARPU for 2003 as compared to 2002. The increase in the Austrian ARPU offset a $1.39 decline in ARPU in our other markets during 2003 as compared to the same period in 2002. The increase in total subscriber revenues in 2002 from 2001 was primarily due to an increase in the number of subscribers across all of our markets and the inclusion of twelve months of subscriber revenues in 2002 generated by Austria, which was acquired at the end of June 2001. International ARPU of $27.22 increased $3.42 in the year ended December 31, 2002 from $23.80 for the same period in 2001. The increase in international ARPU in 2002 was primarily a result of increased ARPU in Ireland and Slovenia, which launched operations in February and December 2001, respectively. Further, the strengthening of the euro accounted for $1.35 of the increase in international ARPU for 2002 as compared to 2001. We anticipate continued growth in subscriber revenues, exclusive of changes in currency exchange rates, as we add international subscribers and focus on moderate growth in ARPU in 2004.

      The increase in total roamer revenues in 2003 compared to the same period in 2002 was primarily due to expanded coverage throughout Ireland and in key tourist areas in Austria and the strengthening of the euro as compared to the U.S. dollar. Austria represented 78% of the increase in total international roaming revenues for the year ended December 31, 2003. The increase in total roamer revenues in 2002 from 2001 was mainly a result of expanded coverage in key tourist areas in Europe along with the inclusion of twelve months of roamer revenue in 2002 generated by Austria. Austria represented 84% of the increase in total international roamer revenues in 2002. We expect total roamer revenues, exclusive of changes in currency exchange rates, to remain relatively constant in 2004 as compared to 2003.

      Total fixed line revenues increased slightly for the year ended December 31, 2003 compared to the same period in 2002 primarily as a result of the strengthening of the euro as compared to the U.S. dollar, which offset an actual decline in fixed line revenue in the local currency caused by a decline in the number of fixed lines in Austria. The increase in total fixed line revenues in 2002 from 2001 was primarily due to the inclusion of a full year of fixed line revenue generated by Austria. We expect fixed line revenues, exclusive of changes in currency exchange rates, to remain relatively constant in 2004 as compared to 2003.

      Total equipment sales increased for the year ended December 31, 2003 compared to the same period in 2002 primarily due to selling more handsets as a result of adding more subscribers in Austria and Ireland and the strengthening of the euro as compared to the U.S. dollar. This increase is partially offset by a lower average sales price per handset. The increase in total equipment sales for the year ended December 31, 2002 as compared to the same period in 2001 was due mainly to an increase in gross international subscriber additions as a result of the launch of service in Slovenia in December 2001, a full year of operations in Austria in 2002, and the reduction of subsidies offered in the Irish market. We anticipate modest continued growth in international equipment sales, exclusive of changes in currency exchange rates, in 2004 primarily as a result of increases in mobile subscriber additions.

      Total other revenues increased for the year ended December 31, 2003 compared to the same period in 2002 mainly as a result of the launch of long distance service in Bolivia in August 2002 and increased international long-distance usage in Ghana. We expect other revenues to remain relatively constant in 2004, exclusive of changes in currency exchange rates, as compared to 2003.

International Operating Expenses

      Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administration in the United States.

      Total cost of service increased for the year ended December 31, 2003 as compared to the same period in 2002. This was due primarily to a 57% increase in the number of average subscribers across all of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, average monthly cost of service was $21.71 and $24.90 for the years ended December 31, 2003 and 2002, respectively. Average monthly cost of service per average Austrian subscriber decreased to $29.26 in 2003 from $33.58 in 2002. The decreases in total international and Austria cost of service are mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro increased average monthly cost of service by $4.38 and $6.68 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the year ended December 31, 2003 as compared to the same period in 2002. Total cost of service increased for the year ended December 31, 2002 over the same period in 2001. This was due primarily to the acquisition of our Austrian segment at the end of June 2001 and the launch of our international operations in Slovenia in December 2001. On a per average international subscriber basis, monthly cost of service decreased to $24.90 for the year ended December 31, 2002 from $30.14 for the year ended December 31, 2001. We expect cost of service dollars to increase in 2004 as compared to 2003 due to a growing subscriber base but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

      The increase in total cost of equipment sales for the year ended December 31, 2003 over the same period in 2002 was largely due to the increase in volume of handsets sold in Austria as a result of higher subscriber additions and the strengthening of the euro as compared to the U.S. dollar, partially offset by a decrease in the average per unit cost of handsets. The increase in total cost of equipment sales in 2002 from 2001 was mainly due to the acquisition of our Austrian business at the end of June 2001, which represented 65% of the total increase, and the launch of operations in Slovenia in December 2001. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      Total general and administrative costs increased for the year ended December 31, 2003 compared to the same period in 2002. This was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, general and administrative monthly cost was $7.17 and $9.76 for the years ended December 31, 2003 and 2002, respectively. General and administrative monthly cost per average Austrian subscriber was $7.27 in 2003 and $9.18 in 2002. The decreases in total international and Austria general and administrative costs were mainly due to increased cost efficiencies due to a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost by $1.34 and $1.83 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the year ended December 31, 2003 as compared to the same period in 2002. The increase in general and administrative expenses in 2002 from 2001 was primarily due to the acquisition of our Austrian business at the end of June 2001 and the launch of our international operations in Slovenia in December 2001. General and administrative monthly cost per average international subscriber and per average Austrian subscriber decreased $8.05 and $4.44, respectively, in 2002 as compared to 2001 primarily due to increased cost efficiencies as a result of the growing subscriber base. We expect general and administrative dollars to increase in 2004 as compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

      Total sales and marketing expense increased for the year ended December 31, 2003 compared to the same period in 2002 primarily due to increased sales and promotion expenses attributable to higher subscriber additions, mainly in Austria, and the strengthening of the euro as compared to the U.S. dollar. Total sales and marketing expense remained relatively consistent on a year-over-year basis from 2001 to 2002. International CPGA was $186 and $179 for the years ended December 31, 2003 and 2002, respectively. The year-over-year increase is primarily a result of the strengthening of the euro as compared to the U.S. dollar, which offset an actual decline in international CPGA due to reduced sales costs per subscriber addition in all of our markets. The strengthening of the euro increased CPGA by $31 for the year ended December 31, 2003 as compared to the same period in 2002. Austrian CPGA decreased to $284 in 2003 from $313 in 2002 due to reduced sales costs, partially offset by a $62 increase due to a strengthening of the euro as compared to the U.S. dollar. International CPGA declined to $179 in 2002 from $232 in 2001 primarily due to reduced sales costs and lower equipment subsidies in most of our markets, partially offset by the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro increased CPGA by $13 for the year ended December 31, 2002, as compared to the same period in 2001. Austrian CPGA increased $28 in 2002 from 2001 primarily due to the strengthening of the euro as compared to the U.S. dollar of $16 per gross addition and higher equipment subsidies. We expect sales and marketing dollars, including equipment subsidies, to increase for 2004 as compared to the same period in 2003, exclusive of changes in currency exchange rates, due to a higher number of gross additions. We expect CPGA to increase in 2004 as compared to the same period in 2003, exclusive of changes in currency exchange rates, mainly due to higher customer acquisition costs, primarily in Austria and Ireland.

      Total depreciation, amortization and accretion expense increased for the year ended December 31, 2003 compared to the same period in 2002 due primarily to network expansion in our European markets and the strengthening of the euro as compared to the U.S. dollar. The increase in total depreciation, amortization and accretion expense in 2002 from 2001 was mainly due to network expansion in our European markets and the launch of Slovenia in December 2001. As WWI continues to add wireless infrastructure to service its growing international subscriber base, we anticipate depreciation, amortization and accretion expense will increase in future periods.

      The change in total stock-based compensation each year is primarily a result of a revaluation of WWI’s stock appreciation rights (“SARs”) based on current market conditions.

International Adjusted EBITDA

      Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved for the year ended December 31, 2003 compared to the same period in 2002. The $83.2 million increase in international Adjusted EBITDA was mainly due to a $52.8 million increase, from ($23.5) million in 2002 to $29.3 million in 2003, in Adjusted EBITDA in Austria, as a result of cost efficiencies and revenue growth in 2002. Increases in Adjusted EBITDA across all other countries included in our other international segment accounted for the remaining increase of $30.5 million. Adjusted EBITDA for our international consolidated subsidiaries improved from 2001 to 2002 due to the inclusion of Austria’s results of operations from acquisition in June 2001 and the launch of operations in Ireland in the first quarter of 2001. We expect international Adjusted EBITDA to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

      Adjusted EBITDA is consistent with certain financial measures used in the Company’s domestic credit facility and the indenture for our senior notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table (Dollars in thousands):

	Year Ended December 31,

	2003				2002

		Austrian	All Other			Austrian	All Other
	Domestic	Operations	International	Consolidated	Domestic	Operations	International	Consolidated

Net income (loss)	$76,417	$1,659	$(78,414)	$(338)	$(80,194)	$(37,169)	$(68,318)	$(185,681)
Depreciation, amortization and accretion	200,438	11,362	60,489	272,289	194,003	5,057	41,427	240,487
Asset dispositions	7,640			7,640	21,304			21,304
Stock-based compensation, net	2,182	753	8,010	10,945	1,328		(5,450)	(4,122)
Interest and financing expense, net	99,351	10,232	48,986	158,569	110,080	6,710	39,901	156,691
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(15,747)	4,493	(6,337)	(17,591)	(315)	1,921	(6,638)	(5,032)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net loss of consolidated subsidiaries			(4,717)	(4,717)			(8,408)	(8,408)
Provision for income taxes	30,290	(4)	4,725	35,011	120,687	1	2,582	123,270
Discontinued operations					721		(30,360)	(29,639)
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$420,244	$29,265	$(4,769)	$444,740	$367,614	$(23,480)	$(35,264)	$308,870

	Year Ended December 31,

	2001

		Austrian	All Other
	Domestic	Operations	International	Consolidated

Net income (loss)	$(3,526)	$(43,313)	$(108,238)	$(155,077)
Depreciation, amortization and accretion	190,601	417	18,908	209,926
Asset dispositions
Stock-based compensation, net	4,183		(1,876)	2,307
Interest and financing expense, net	138,384	673	22,796	161,853
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	8,768	341	9,511	18,620
(Gain) loss on sale of joint venture
Loss on extinguishment of debt
Minority interests in net loss of consolidated subsidiaries			(18,967)	(18,967)
Provision for income taxes
Discontinued operations			5,933	5,933
Cumulative change in accounting principle	6,600		(1,020)	5,580

Adjusted EBITDA	$345,010	$(41,882)	$(72,953)	$230,175

Consolidated Other Income (Expense)

      Interest and financing expense increased slightly to $158.6 million in 2003 from $156.7 million in 2002. The increase in interest expense is due mainly to higher interest expense in Slovenia and Austria due partly to higher average borrowings and due partly to a strengthening of the euro as compared to the U.S. dollar. The increase was partially offset by a decrease in domestic interest expense due primarily to a decrease in our domestic weighted average debt balance. Interest and financing expense decreased to $156.7 million in 2002 from $161.9 million in 2001. The decrease was due to a reduction in our weighted average interest rate partially offset by an increase in our average long-term debt. Long-term debt was incurred primarily to fund our capital expenditures, acquisition of wireless properties and international projects. The weighted average domestic interest rate paid to third parties was 6.6%, 6.6% and 8.0% in 2003, 2002 and 2001, respectively. The international weighted average interest rate paid to third parties by consolidated WWI entities was 6.5%, 5.8% and 7.6% in 2003, 2002 and 2001, respectively.

      In 2003, we recognized a $40.5 million gain related to the sale of WWI’s investment in VIP-Net in Croatia. Our proceeds were $69.6 million.

      In 2003, we recorded a consolidated loss on extinguishment of debt of $21.2 million. The loss consisted of premium payments, the write-off of deferred financing charges and the cancellation of related interest rate hedges in connection with the redemption by us of the 10 1/2% Senior Subordinated Notes due 2006 and 2007 (the “2006 and 2007 Notes”), and the write-off of deferred financing charges related to the Slovenian credit facility amendment.

Consolidated Provision for Income Taxes

      The decrease in the provision for income taxes in 2003 compared to 2002 relates to the adoption of SFAS No. 142 in 2002. In 2002, we incurred a deferred income tax provision of approximately $120.7 million mainly to increase the valuation allowance related to our NOL carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse during the NOL carryforward period, we increased the valuation allowance accordingly. Subsequent to January 1, 2002 we are required to continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $23.8 million for the year ended December 31, 2002. The continuing deferred income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period. This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. For the year ended December 31, 2003, the domestic deferred income tax provision was $30.3 million. This deferred income tax provision was comprised of $24.3 million related to the ongoing difference between book and tax amortization on our domestic licenses for the year ended December 31, 2003 and $8.5 million associated with book tax differences related to our acquisition of 1900 MHz PCS licenses acquired from TMO. These tax expenses were partially offset by a $2.5 million reduction in our deferred income tax provision related to reversing the cumulative deferred income tax provision associated with the sale of our Arizona 6 RSA reflected in asset dispositions. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on cash flows from operating, investing or financing activities. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

      Our consolidated provision for income taxes also reflects $4.7 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively, related to our operations in Haiti.

Consolidated Net Income (Loss) from Continuing Operations before Cumulative Change in Accounting Principle

      On a consolidated basis, income (loss) from continuing operations before cumulative change in accounting principle increased by $217.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase resulted mainly from increases discussed in “Domestic Adjusted EBITDA” and “International Adjusted EBITDA” and increases in “Consolidated Other Income (Expense)” and a decrease in “Consolidated Provision for Income Taxes.” The increase in the net loss from continuing operations before cumulative change in accounting principle for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily the result of the domestic provision for income taxes, as discussed above, along with an increase in depreciation, amortization and accretion. The increase in depreciation, amortization and accretion was primarily in our international operations. These items were offset by improvements in both international and domestic Adjusted EBITDA, as discussed above.

Total Discontinued Operations

      Total discontinued operations for 2002 represented the gain on sale of $23.9 million and net income of $5.7 million from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002. Our proceeds were $28.9 million. Total discontinued operations for 2001 represents the portion of net loss attributable to TAL.

Net Income (Loss)

      The decrease in net loss for 2003 as compared to 2002 was primarily the result of the improvement in income (loss) from continuing operations before cumulative change in accounting principle, as discussed above. The improvement in income (loss) from continuing operations before cumulative change in accounting principle for 2003 was partially offset by the cumulative change in accounting principle resulting from the adoption of SFAS No. 143. The increase in net loss for 2002 as compared to 2001 was primarily the result of the decrease in net income (loss) from continuing operations before cumulative change in accounting principle, as discussed above. The increase in net loss in 2002 was partially offset by income from discontinued operations and the gain on the sale of TAL in November 2002.

Consolidated Net Operating Loss Carryforwards

      We had no domestic tax liability for the current period due to NOL carryforwards from prior years. At December 31, 2003, federal NOL carryforwards amounting to approximately $668 million were available. We also have NOLs related to consolidated subsidiaries in foreign jurisdictions of approximately $1.5 billion, which are reported at foreign statutory rates. Approximately $1.1 billion of these foreign NOL carryforwards in Austria were assigned no value in purchase accounting resulting from the acquisition of tele.ring in 2001. These NOL carryforwards are not available in the United States. The federal NOL carryforwards will expire between our tax years 2003 and 2023. We may be limited in our ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and due to changes in shareholdings that occurred during 1999. We believe that, based on a number of factors, there is uncertainty regarding the realization of our NOL carryforwards.

Consolidated Liquidity and Capital Resources

      In July 2003, we amended our credit facility with a consortium of lenders (as amended, the “Credit Facility”). As part of the amendment we reduced the commitment under one of our revolving credit lines by $150 million and made prepayments aggregating $400 million under the other revolving credit line and the term loans. After such reduction and prepayments our Credit Facility consists of (i) a $350 million term loan (“Term Loan A”); (ii) a $500 million term loan (“Term Loan B”); and (iii) two $350 million revolving loans (“Revolver A” and “Revolver B”). The commitment reduction and each such prepayment were applied to the earliest maturities first. The Credit Facility also requires us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. In 2004, we are required to prepay approximately $60 million of indebtedness under the Credit Facility from excess cash flow. Currently, we plan to reborrow under Revolver A of the Credit Facility. The Credit Facility further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received such as the proceeds from the sale of Croatia and the Class A common stock offering in 2003. We were in compliance with financial covenants at December 31, 2003 and had approximately $300 million available to borrow under Revolver A.

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

      In June 2003, we issued $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) at par. Interest is payable semi-annually. The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, into an equivalent amount of cash in lieu of shares of common stock. In addition, holders may require that we repurchase all or a portion of the 2023 Notes on June 15, 2013 and June 15, 2018 at par plus accrued interest payable in cash or Class A common stock, at our option. Between June 18, 2006 and June 18, 2010, we may redeem in whole or in part the 2023 Notes in cash at par plus accrued interest plus a make whole amount equal to the present value of the remaining scheduled interest payments through and including June 15, 2010, subject to the closing sales price of our common stock exceeding the conversion price by 150% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. Between June 18, 2010 and June 18, 2013, we may redeem in cash at par plus accrued interest all or a portion of the 2023 Notes subject to the closing sales price of our common stock exceeding the conversion price by 125% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. After June 18, 2013, the 2023 Notes are redeemable at par plus accrued interest. The 2023 Notes are subordinate in right of payment to the Credit Facility, the 2013 Notes and all indebtedness and other liabilities of our subsidiaries.

      In August 2003, we redeemed the entire principal amount of the 10 1/2% Senior Subordinated Notes Due 2006 (the “2006 Notes”) and the 10 1/2% Senior Subordinated Notes Due 2007 (the “2007 Notes”) together with accrued interest. The redemption price for the 2006 Notes was 101.75% and the redemption price for the 2007 Notes was 103.5%. We recorded a $16.9 million aggregate loss on the extinguishment of the 2006 and 2007 Notes and the cancellation of the related interest rate swaps.

      In September 2003, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of our preferred stock or debt securities in an aggregate amount of up to $300 million. On November 3, 2003, we completed a public offering of 12 million shares of our Class A common stock for net proceeds of $227.3 million utilizing the Shelf Registration Statement. We intend to use the net proceeds for general corporate purposes, to fund working capital requirements, for making capital expenditures and for potential acquisitions. Pending the final application of the net proceeds to the uses described above, we have invested the net proceeds in investment-grade, interest-bearing securities and have temporarily reduced the outstanding debt under Revolver A of the Credit Facility by $175 million.

      In December 2003, we purchased all of the outstanding shares of common stock of Minnesota Southern Wireless Company (“MSWC”) from HickoryTech Corporation, for consideration in the amount of $23.6 million. MSWC owns the licenses and related assets for the Minnesota 10 RSA and the Minneapolis/ St. Paul Metro A-2 MSA, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea BTAs. The purchase price was paid in the form of 1,038,927 shares of HickoryTech common stock we owned and $12.9 million in cash. In addition we paid $3.3 million for construction in progress at closing. In 2003, we recognized a $5.2 million loss on the 1,038,927 shares of common stock that were delivered to HickoryTech at closing. The loss represents the difference between amounts paid for the common stock and the assessed market value at the closing date.

      In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. In September 2003, the Slovenian credit facility was amended (as amended, the “Slovenian Credit Facility”). Under the terms of the Slovenian Credit Facility: (i) all undrawn commitments were cancelled and substantially all of Vega’s operating and financial covenants were eliminated; (ii) balances of $20.9 million from collateral accounts supporting the original loan and a $0.9 million refund of facility fees related to the undrawn commitments were utilized to pay down the principal balance; (iii) the applicable margin on EURIBOR advances has been increased to initial rates of 1.50% on certain EURIBOR advances and 3.50% on the remaining EURIBOR advances; and (iv) the repayment schedule for outstanding borrowings, which are comprised of semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009, remained unchanged. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries and enter into guarantees. There are also certain financial covenants, relating to WWIC and its majority owned subsidiaries, including Minimum Consolidated Annualized EBITDA and Consolidated Tangible Net Worth. WWIC was in compliance with its covenants at December 31, 2003. The amendment was deemed to be a significant modification under EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and accordingly Vega wrote off all deferred financing costs associated with the original credit facility resulting in a loss on extinguishment of debt of $4.3 million for the year ended December 31, 2003. As of December 31, 2003, Vega had $69.4 million outstanding under the Slovenian Credit Facility. For the year ended December 31, 2004, using current exchange rates, we are required to make approximately $11.4 million in principal and interest payments and funding of related collateral accounts under the Slovenian Credit Facility.

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. The aggregate amount available under the initial tele.ring Term Loan at inception was approximately 75 million euro increasing quarterly to up to 250 million euro on April 1, 2002. In January 2003, the tele.ring Term Loan was amended, decreasing the aggregate availability to 185 million euro and extending the availability period through June 2004. Under the amended terms of the tele.ring Term Loan, repayment terms were extended, such that all outstanding principal and accrued interest shall be repaid based on predetermined percentages on each of July 1, 2004, 2005, 2006 and December 31, 2006. Interest is payable at EURIBOR plus an applicable margin of 3.5%. Terms of the tele.ring Term Loan incorporate certain restrictions that include, among other things, the transfer of assets, including cash of $35.2 million at December 31, 2003, from tele.ring to WWI. As of December 31, 2003 there was $200.8 million outstanding under the tele.ring Term Loan and $23.1 million of accrued interest. Principal and interest payments required under the tele.ring term loan in 2004, using current exchange rates, are approximately $11.5 million.

      In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its prorata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. In November 2003, NuevaTel entered into a credit facility agreement (“Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”) to refinance the Bolivian Bridge Loan and provide funding for the implementation and expansion of NuevaTel’s network in Bolivia. The terms of the Bolivian refinancing have been substantially negotiated and we are currently working to satisfy conditions precedent to funding the Bolivian Credit Facility. We anticipate a funding of the Bolivian Credit Facility’s entire commitment of $50 million in one tranche by March 31, 2004. Repayments will begin in the second quarter of 2006, and end in the first quarter of 2014. Interest will accrue at a base rate commensurate with United States Government sponsored enterprise securities, plus 3.75%. The Bolivian Credit Facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the first quarter in which a principal payment is made. Other covenants include, among other things, limitations on NuevaTel’s ability to incur additional indebtedness, make certain asset dispositions, make restricted payments and enter into certain mergers, sales or combinations. Under the terms of the Bolivian Credit Facility, WWIC has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has agreed to enter into a sponsor support agreement with OPIC pursuant to which WWIC will have a maximum obligation to OPIC of $11.6 million. WWIC will secure this obligation by providing, at the time of the funding of the Bolivian Credit Facility, a letter of credit in favor of OPIC. NuevaTel’s reimbursement obligations under the letter of credit will be secured by cash collateral provided by WWIC. As of December 31, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. The maturity date of the Bolivian Bridge Loan has been extended until March 31, 2004. Until the Bolivian Credit Facility closes, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurances that any necessary extension will be granted.

      None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI and certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

      In 2004, if we attain our domestic subscriber growth projections, we anticipate spending approximately $200 million in capital expenditures primarily to complete our domestic CDMA overlay and expand our GSM coverage.

      In 2004, WWI’s business plans also include capital expenditures of approximately $125 million, which are primarily related to the expansion of our networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $45 million and working capital needs of $24 million in Ireland and

Slovenia. In February 2004, WWI acquired an additional 17.87% ownership in its Irish subsidiary, Meteor Mobile Communications Limited (“Meteor”) from two of its partners, Quantum Industrial Partners and SFM Domestic Investments, for approximately $30 million. In 2004, WWI plans to explore additional new debt financing. WWI plans to fund its needs through cash flow from operations in Austria, Bolivia, Haiti and Ghana, local foreign borrowings in Bolivia, proceeds from its potential refinancing activities, in combination with, to the extent necessary, up to $110 million in contributions and advances from Western Wireless.

      We believe that domestic operating cash flow and available international loan facilities will be adequate to fund our projected 2004 domestic and international capital requirements. In 2004, we intend to reborrow approximately $60 million under Revolver A of the Credit Facility in order to make the required excess cash flow prepayment required by the Credit Facility. Our domestic business plans do not indicate a need to increase our net borrowing under the Credit Facility, even though borrowing capacity is expected to exist. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility and the 2013 Notes may trigger a limitation on the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.

      As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments, and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. In this regard, we are investigating a spin-off or divestiture of our international operations. Although we are giving serious consideration to a spin-off of our international operations, as early as the fourth quarter of 2004, no decision has been made as to whether to proceed with such a transaction. Any such decision would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, favorable market and financing conditions, the tax effects of such a transaction and any required governmental and third-party approvals.

      On May 3, 1999, we distributed to our shareholders our entire interest in VoiceStream, now TMO (the “Spin-off”). Prior to the Spin-off, we received a ruling from the Internal Revenue Service that the Spin-off would not result in the recognition of income or gain by us or our shareholders. Notwithstanding the ruling, however, we (but not our shareholders) would recognize gain as a result of the Spin-off if the Spin-off were part of a “prohibited plan,” that is, a plan or series of related transactions pursuant to which one or more persons acquired, directly or indirectly, 50 percent or more of our or VoiceStream’s stock during the four-year period beginning two years before the Spin-off. Because an acquisition totaling 50 percent or more of VoiceStream’s stock occurred during this period, a rebuttable presumption exists that the Spin-off was part of a prohibited plan. Although the issue is not free from doubt, we believe that the Spin-off was not part of a prohibited plan and that the presumption can be rebutted.

      In conjunction with the Spin-off, VoiceStream agreed to indemnify us on an after-tax basis for any taxes imposed on us if an acquisition of VoiceStream’s stock causes the Spin-off to be part of a prohibited plan. As a result, if the presumption that the Spin-off was part of a prohibited plan is not successfully rebutted, we believe that VoiceStream would be responsible for our resulting tax liability arising from the Spin-off. Even if it is ultimately determined that the Spin-off was part of a prohibited plan, we believe that TMO is capable of funding its indemnity obligation to us.

      The following table summarizes our contractual cash obligations, utilizing current exchange rates, as of December 31, 2003:

	Payments Due During the Years Ended December 31,

	Total	2004	2005 - 2006	2007 - 2008	Thereafter

	(Dollars in thousands)
Domestic long-term debt	$1,892,256	$99	$400,157	$772,000	$720,000
International long-term debt	327,955	47,219	236,032	41,400	3,304
Operating lease obligations	272,495	60,478	62,884	36,426	112,707
Purchase obligations(1)	64,325	64,325
Other long-term obligations(2)	22,561	395	6,301	1,584	14,281

Total contractual cash obligations	$2,579,592	$172,516	$705,374	$851,410	$850,292

(1)	Represents open purchase order commitments at December 31, 2003, mainly related to infrastructure.

(2)	Mainly includes our asset retirement obligations and international site sharing costs. Excludes non-cash deferred revenue.

      Net cash provided by operating activities was $324.1 million for the year ended December 31, 2003. Adjustments to the $0.3 million net loss to reconcile to net cash provided by operating activities included: (i) $40.5 million gain resulting from the sale of our Croatian joint venture; (ii) $276.4 million of depreciation, amortization and accretion; and (iii) $30.3 million in deferred income taxes primarily related to the ongoing difference between book and tax amortization of domestic licenses. Net cash provided by operating activities was $145.9 and $72.9 million for the years ended December 31, 2002 and 2001, respectively.

      Net cash used in investing activities was $180.6 million for the year ended December 31, 2003. Investing activities for the year consisted primarily of $250.1 million in purchases of property and equipment, of which $75.9 million was related to WWI. This was partially offset by proceeds from the sale of our Croatian joint venture of $69.6 million. Net cash used in investing activities was $304.3 million and $432.9 million for the years ended December 31, 2002 and 2001, respectively.

      Net cash used in financing activities was $84.9 million for the year ended December 31, 2003. Financing activities for the year consisted primarily of: (i) $739.5 million in additions to long-term debt primarily resulting from the issuance of $600 million and $115 million for the 2013 Notes and the 2023 Notes, respectively; (ii) $1.0 billion in repayments of long-term debt including prepayments of $400 million on the Credit Facility, $383 million for the extinguishment of our 2006 and 2007 Notes and a $175 million paydown on Revolver A; and (iii) $229.0 million related to the issuance of Class A Common Stock, net including $227.3 million related to our equity offering. Net cash provided by financing activities was $171.7 million and $381.7 million for the years ended December 31, 2002 and 2001, respectively.

Recently Issued Accounting Standards

      In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). The wording of SAB 104 was changed to reflect the issuance of EITF No. 00-21, however, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We have reviewed SAB 104 and determined that there was no material effect on our financial position or results of operations.

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

      In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN No. 46, a company generally included another entity in its consolidated financial statements only if that company controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is either subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. We adopted the provisions of FIN No. 46 effective January 31, 2003 for new or revised agreements and adopted the provisions of FIN No. 46 for existing agreements on July 1, 2003. In December 2003, the FASB issued a revision to FIN No. 46, which, among other things, deferred the effective date for certain variable interests. Applications is required for interest in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. The adoption of the effective provisions of FIN No. 46 had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 requires the disclosure by the guarantor of certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN No. 45 incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superceded. FIN No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no material effect on our financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”), addressing the accounting for cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The provisions of this consensus are applied prospectively and are consistent with our existing accounting policy.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was applied prospectively to exit or disposal activities initiated after December 31, 2002 and had no material effect on our financial positions or results of operations.

Seasonality

      We have historically experienced highest usage and revenue per subscriber during the summer months. We expect this trend to continue.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

      We are exposed to various market financial risks, including changes in interest rates and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

      Our domestic operations have variable rate debt that at December 31, 2003 had an outstanding balance of $1.2 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt at December 31, 2003, $755 million was hedged using interest rate caps, swaps and collars. The caps, swaps and collars in effect at December 31, 2003 expire at various dates between March 2004 and March 2006. The hedges in effect at December 31, 2003, fixed LIBOR between 1.30% and 7.00%. Based on our domestic unhedged variable rate obligations outstanding at December 31, 2003 a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic annual interest expense by approximately $0.6 million.

      Our international operations also have variable rate debt that, at December 31, 2003 had an outstanding balance of approximately $0.3 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt at December 31, 2003, $62.7 million was hedged using an interest rate swap, which fixes the interest rate at 4.94% through November 2009. Based on WWI’s unhedged variable rate obligations outstanding at December 31, 2003 a 10% increase or decrease in each borrowing’s average interest rate would, respectively, increase or decrease WWI’s annual interest expense by approximately $0.5 million.

      The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

      Currently, 13% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $7.7 million decrease in income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle for the twelve months ended December 31, 2003. Such a change in income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollars.

      At December 31, 2003, our Slovenian operations, whose functional currency is the Slovenian tolar, had variable rate debt of approximately $61.8 million denominated and repayable in euros and our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest of approximately $223.8 million denominated and repayable in euros. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2003. A 10% appreciation in the euro as compared to the Slovenian tolar would have resulted in an approximately $5.9 million increase in income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle during the twelve months ended December 31, 2003. Such a change in income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian tolar as compared to the U.S. dollar would have resulted in an approximately $32.6 million increase in debt outstanding at December 31, 2003 with an offsetting currency translation adjustment.

Item 8.	Financial Statements and Supplementary Data

      The financial statements required by this item are set forth on pages 61 through 100 and the related financial statement schedules are set forth on pages 101 through 105.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      The information on directors of the registrant required by this Item is incorporated by reference to the section entitled “Election of Directors and Management Information” in our Proxy Statement for our 2004 annual shareholders meeting to be filed with the United States Securities and Exchange Commission (“Proxy Statement”). The information on executive officers of the registrant called for by this Item is included herein under Part I in the section entitled “Executive Officers of the Registrant.”

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

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

      The financial statements and schedules that are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules, which immediately precedes such documents.

      (b) Reports on Form 8-K

      A Form 8-K was furnished on October 23, 2003 for the purpose of reporting, under Items 9 and 12, the Company’s financial and operating results for the quarter ended September 30, 2003.

      A Form 8-K was filed on October 31, 2003 for the purpose of reporting, under Item 5, that the Company had issued and sold in an underwritten public offering 12 million shares of its Class A common stock and filing under Item 7 certain exhibits relating to such offering.

      (c) Exhibits

Exhibit
Number	Exhibit Title

3.1(A)	Amended and Restated Articles of Incorporation.
3.2(A)	Bylaws of the Registrant.
4.6(P)	Indenture between Western Wireless Corporation and The Bank of New York, dated July 16, 2003, relating to 4.625% Convertible Subordinated Notes due 2023
4.7(P)	Indenture between Western Wireless Corporation and The Bank of New York, dated June 11, 2003, relating to 9.250% Senior Notes due 2013
10.1(F)	Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated March 10, 2000.
10.2	Amendment Number 1 to Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. effective January 1, 2001.
10.3(G)	Amended and Restated General Agreement for Purchase of Cellular Systems between Lucent Technologies, Inc. and Western Wireless Corporation dated October 1, 1999.
10.4(D)	License and Services Agreement between Western Wireless Corporation and AMDOCS (UK) Limited dated August 23, 1999.
10.6(J)	Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April 12, 2001.
10.7(A)	Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated May 13, 1996.
10.8(A)	Employment Agreement by and between John W. Stanton and Western Wireless Corporation dated March 12, 1996.
10.9(A)	Employment Agreement by and between Mikal J. Thomsen and Western Wireless Corporation dated March 12, 1996.
10.10(A)	Employment Agreement by and between Theresa E. Gillespie and Western Wireless Corporation dated March 12, 1996.
10.11(C)	Employment Agreement by and between Donald Guthrie and Western Wireless Corporation dated March 12, 1996.
10.12(I)	Employment Agreement by and between Bradley J. Horwitz and Western Wireless Corporation dated March 20, 1996.
10.14(E)	Employment Agreement by and between Jeffrey A. Christianson and Western Wireless Corporation dated December 17, 1999.
10.15(J)	Employment Agreement by and between Gerald J. Baker and Western Wireless Corporation dated January 22, 2001.

Exhibit
Number	Exhibit Title

10.16(L)	Employment Agreement by and between Eric Hertz and Western Wireless Corporation dated May 7, 2002.
10.17(M)	Employment Agreement by and between M. Wayne Wisehart and Western Wireless Corporation dated January 3, 2003.
10.18(J)	Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.
10.19(I)	Subscription and Put and Call Agreement with respect to Shares of Common Stock of Western Wireless International Corporation between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc., and Bradley J. Horwitz, as amended through second amendment.
10.20(J)	Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.
10.21(J)	Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.
10.22(J)	Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.
10.23(L)	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as amended through February 3, 2000.
10.24	Western Wireless Corporation 1996 Employee Stock Purchase Plan, as amended through November 2001.
10.25(B)	Western Wireless Corporation 1997 Executive Restricted Stock Plan.
10.26(H)	Agreement and Plan of Distribution between Western Wireless Corporation and VoiceStream Wireless Corporation dated April 9, 1999.
10.27(F)	Loan Agreement among Western Wireless Corporation, as Borrower, TD Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand Cayman Branches, First Union National Bank, Fleet National Bank, Goldman Sachs Credit Partners LP, Cooperative Centrale-Raiffeisen Boerenleenbank B.A. “Rabobank International”, New York Branch, and Union Bank of California, N.A., as Managing Agents, Skandinaviska Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent, dated as of April 25, 2000.
10.28(N)	Western Wireless International Holding Corporation Amended and Restated 1998 Stock Appreciation Plan.
10.29(K)	Agreement dated May 4, 2001 by and among Mannesmann Eurokom GmbH, EKOM Telecommunications Holding Ag and EHG Einkaufs-und Handels GmbH for the Sale and Purchase of 100% of the Shares in tele.ring Telekom Service GmbH, 100% of the Partnership Interest in tele.ring Telekom Service GmbH & Co KEG and for the Call-Option regarding the Sale and Purchase of 100% of the shares in Mannesmann 3G Mobilfunk GmbH 2.2.
10.30(K)	Term Loan Agreement dated June 29, 2001 by and between tele.ring TeleKom Service GmbH, as Borrower, and EKOM Telecommunications Holding AG, as Lender.
10.31(L)	Letter Agreement dated April 5, 2002 by and among tele.ring Telekom Service GmbH, EHG Einkaufs-und Handels GmbH, Vodafone AG (as universal successor of Mannesmann Eurokom GmbH) and EKOM Telecommunications Holding AG.

Exhibit
Number		Exhibit Title

10.32(N)		Amendment No. 1 to Term Loan Agreement, dated January 30, 2003 to Term Loan Agreement dated June 29, 2001, by and between tele.ring Telekom GmbH, as Borrower, and EKOM Telecommunications AG, as Lender.
10.33(M)	*	Amendment No. 1 to the Amended and Restated General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. dated September 17, 2002.
10.34(N)	*	Facility Agreement dated April 30, 2002 by and between Western Wireless International d.o.o., as Borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original euro Facility Bank and Others.
10.35(N)	*	First Amendment Agreement relating to the Facility Agreement dated 30 April 2002 by and between Western Wireless International d.o.o., as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and original euro Facility Bank and Others.
10.36(O)		Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003
10.37(O)	*	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc., dated July 16, 2003
10.38(O)	*	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement dated as of April 25, 2000
10.39(P)		Second Amendment Agreement, dated August 28, 2003, relating to the Facility Agreement dated 30 April 2002, by and between Western Wireless International d.o.o, as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original Euro Facility Bank and Others.
10.40(P)		Second Amendment and Restatement, dated August 28, 2003, of the Sponsors’ and Shareholders’ Undertaking and Completion Guarantee dated 30 April 2002, among Western Wireless International d.o.o., as Borrower, IKB Deutsche Industriebank AG, as Off Shore Security Agent or Off Shore Facility Agent, as the case may be, and Western Wireless International Corporation, Western Wireless International Slovenia Corporation and Western Wireless International Slovenia II Corporation, together the Sponsors.
10.41		Sixth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated January 18, 2004.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1(N)		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(A)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Commission File No. 333-2432).

(B)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4 (Commission File No. 333-14859).

(C)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/96.

(D)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/99.

(E)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/99.

(F)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/00.

(G)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/00.

(H)	Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

(I)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/00.

(J)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/01.

(K)	Incorporated by reference to the exhibit filed with our Form 8-K on July 16, 2001.

(L)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/02.

(M)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/02.

(N)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/02.

(O)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/03.

(P)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/03.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

WESTERN WIRELESS CORPORATION

FORM 10-K

For The Year Ended December 31, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Western Wireless Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Western Wireless Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for legal liabilities associated with asset retirements as required by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

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

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 10, 2004

WESTERN WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$128,597	$62,429
Accounts receivable, net of allowance for doubtful accounts of $24,523 and $22,059, respectively	215,813	159,976
Inventory	30,182	24,461
Marketable securities		10,270
Prepaid expenses and other current assets	23,067	43,078

Total current assets	397,659	300,214
Property and equipment, net of accumulated depreciation of $932,915 and $739,437, respectively	901,866	855,595
Licensing costs and other intangible assets, net of accumulated amortization of $27,512 and $23,838, respectively	1,189,744	1,163,399
Investments in and advances to unconsolidated affiliates	9,353	41,284
Other assets	23,062	38,484

	$2,521,684	$2,398,976

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$100,651	$59,363
Accrued liabilities and other	203,753	179,065
Construction accounts payable	31,061	30,543
Current portion of long-term debt	47,318	141,914

Total current liabilities	382,783	410,885

Long-term liabilities:
Long-term debt, net of current portion	2,172,893	2,317,070
Deferred income taxes	150,977	120,687
Other long-term liabilities	39,565	14,022

Total long-term liabilities	2,363,435	2,451,779

Minority interests in consolidated subsidiaries	22,083	22,749

Commitments and contingencies (Note 10)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 84,663,930 and 72,229,605 shares issued and outstanding, respectively, and; Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	899,304	669,072
Deferred compensation	(112)	(39)
Accumulated other comprehensive loss	(16,514)	(26,513)
Deficit	(1,129,295)	(1,128,957)

Total net capital deficiency	(246,617)	(486,437)

	$2,521,684	$2,398,976

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Years Ended December 31,

	2003	2002	2001

Revenues:
Subscriber revenues	$1,107,535	$810,686	$693,776
Roamer revenues	263,031	257,935	252,514
Fixed line revenues	56,613	55,751	29,198
Equipment sales	59,609	53,632	46,938
Other revenues	14,536	8,606	15,533

Total revenues	1,501,324	1,186,610	1,037,959

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below and stock-based compensation, net of $319, $0 and $151, respectively)	422,653	360,691	287,811
Cost of equipment sales	160,979	118,649	103,352
General and administrative (exclusive of stock-based compensation, net of $10,281, ($4,122) and $1,875, respectively)	256,859	216,848	222,510
Sales and marketing (exclusive of stock-based compensation, net of $345, $0 and $281, respectively)	216,093	181,552	194,111
Depreciation, amortization and accretion	272,289	240,487	209,926
Asset dispositions	7,640	21,304
Stock-based compensation, net	10,945	(4,122)	2,307

Total operating expenses	1,347,458	1,135,409	1,020,017

Other income (expense):
Interest and financing expense, net	(158,569)	(156,691)	(161,853)
Equity in net income (loss) of unconsolidated affiliates, net of tax	2,750	4,219	(7,772)
Gain on sale of Croatian joint venture	40,519
Loss on extinguishment of debt	(21,220)
Other, net	14,841	813	(10,848)

Total other expense	(121,679)	(151,659)	(180,473)

Minority interests in net loss of consolidated subsidiaries	4,717	8,408	18,967

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	36,904	(92,050)	(143,564)
Provision for income taxes	(35,011)	(123,270)

Income (loss) from continuing operations before cumulative change in accounting principle	1,893	(215,320)	(143,564)

Discontinued operations:
Income (loss) from discontinued operations		5,736	(5,933)
Gain on sale of discontinued operations		23,903

Total discontinued operations		29,639	(5,933)

Income (loss) before cumulative change in accounting principle	1,893	(185,681)	(149,497)
Cumulative change in accounting principle	(2,231)		(5,580)

Net loss	$(338)	$(185,681)	$(155,077)

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)
Discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Basic and diluted loss per share	$0.00	$(2.35)	$(1.97)

Pro forma net income (loss) assuming SFAS No. 143 is applied retroactively (Note 2)	$1,893	$(186,601)	$(155,631)

Comprehensive income (loss):
Net loss	$(338)	$(185,681)	$(155,077)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	5,208	223	(1,984)
Unrealized holding gain (loss)	990	(8,777)	(3,067)

Net unrealized income (loss) on marketable securities	6,198	(8,554)	(5,051)

Unrealized income (loss) on hedges:
Reclassification adjustment, net	82
Unrealized loss on hedges	(203)	(5,856)	(8,082)

Net unrealized loss on hedges	(121)	(5,856)	(8,082)

Foreign currency translation	3,922	12,078	(1,173)

Total comprehensive income (loss)	$9,661	$(188,013)	$(169,383)

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Common Stock				Accumulated
					Other		Total Net
	Class A	Class B	Paid-in	Deferred	Comprehensive		Capital
	Shares	Shares	Capital	Compensation	Loss	Deficit	Deficiency

BALANCE AS OF JANUARY 1, 2001	71,054,977	7,060,059	$665,084	$(5,703)	$(9,875)	$(788,199)	$(138,693)
Shares issued:
Upon exercise of stock options	747,639		4,596				4,596
Class B shares exchanged for Class A shares	78,987	(78,987)
Deferred compensation			(1,522)	5,703			4,181
Foreign currency translation adjustment					(1,173)		(1,173)
Unrealized loss on hedges					(8,082)		(8,082)
Unrealized loss on securities					(3,067)		(3,067)
Reclassification adjustment on sale of securities					(1,984)		(1,984)
Net loss						(155,077)	(155,077)

BALANCE AS OF DECEMBER 31, 2001	71,881,603	6,981,072	668,158	—	(24,181)	(943,276)	(299,299)
Shares issued:
Upon exercise of stock options	81,654	25,000	797				797
Class B shares exchanged for Class A shares	231,348	(231,348)
Deferred compensation	35,000		117	(39)			78
Foreign currency translation adjustment					12,078		12,078
Unrealized loss on hedges					(5,856)		(5,856)
Unrealized loss on securities					(8,777)		(8,777)
Reclassification adjustment on sale of securities					223		223
Net loss						(185,681)	(185,681)

BALANCE AS OF DECEMBER 31, 2002	72,229,605	6,774,724	669,072	(39)	(26,513)	(1,128,957)	(486,437)
Shares issued:
Upon exercise of stock options	226,322	25,000	1,671				1,671
Class B shares exchanged for Class A shares	7,003	(7,003)
Upon grant to executive officers in lieu of cash bonuses	201,000		1,037				1,037
For cash, net of costs	12,000,000		227,300				227,300
Deferred compensation			224	(73)			151
Foreign currency translation adjustment					3,922		3,922
Unrealized loss on hedges					(203)		(203)
Reclassification adjustment on hedges					82		82
Unrealized gain on securities					990		990
Reclassification adjustment on sale of securities					5,208		5,208
Net loss						(338)	(338)

BALANCE AS OF DECEMBER 31, 2003	84,663,930	6,792,721	$899,304	$(112)	$(16,514)	$(1,129,295)	$(246,617)

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(338)	$(185,681)	$(155,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations		(5,736)	5,933
Gain on sale of joint venture and subsidiary, respectively	(40,519)	(23,903)
Cumulative change in accounting principle	2,231		5,580
Realized loss on marketable securities	5,180	658	(8,006)
Loss on early extinguishment of debt	21,220
Depreciation, amortization and accretion	276,411	244,217	214,560
Deferred income taxes	30,290	120,687
Asset dispositions	7,640	21,304
Stock-based compensation, net	10,945	(4,122)	2,307
Equity in net (income) loss of unconsolidated affiliates, net of tax	(2,750)	(4,219)	7,772
Minority interests in net loss of consolidated subsidiaries	(4,717)	(8,408)	(18,967)
Adjustment of interest rate hedges to fair market value	(21,141)	(546)	18,710
Non-cash interest	10,633	7,407	936
Other, net	1,791	569	20
Changes in operating assets and liabilities:
Accounts receivable, net	(38,764)	(6,258)	(15,485)
Inventory	(3,874)	10,794	(9,699)
Prepaid expenses and other current assets	22,728	7,349	4,957
Other assets	(5,178)	19	(16,782)
Accounts payable	25,265	(28,034)	23,538
Accrued liabilities	27,042	(237)	12,633

Net cash provided by operating activities	324,095	145,860	72,930

Investing activities:
Purchase of property and equipment	(250,057)	(300,428)	(378,228)
Additions to licensing costs and other intangible assets	(9,705)	(15,093)	(33,537)
Proceeds from sale of joint venture and subsidiary, respectively	69,630	28,897
Acquisition of wireless properties	(16,220)
Proceeds from asset disposition	22,800	5,102
Credit facility collateralization	(886)	(23,242)
Proceeds from sale of marketable securities	279	1,534	26,636
Payments to VoiceStream Wireless			(24,500)
Purchase of minority interest in Western Wireless International			(14,140)
Other, net	3,540	(1,096)	(9,100)

Net cash used in investing activities	(180,619)	(304,326)	(432,869)

Financing activities:
Additions to long-term debt	739,504	222,780	795,895
Repayment of long-term debt	(1,014,538)	(52,024)	(440,910)
Issuance of common stock, net	228,971	450	4,596
Deferred financing costs	(28,155)
Premium on extinguishment of debt	(10,133)
Minority interest contributions			22,163
Other, net	(509)	520

Net cash provided by (used in) financing activities	(84,860)	171,726	381,744

Effect of exchange rate changes	7,552	4,086
Change in cash and cash equivalents	66,168	17,346	21,805
Cash and cash equivalents, beginning of year	62,429	45,083	23,278

Cash and cash equivalents, end of year	$128,597	$62,429	$45,083

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

      Western Wireless Corporation (“Western Wireless,” “the Company,” “we,” “our” and “us”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. We provide cellular operations primarily in rural areas in 19 western states under the CellularONE® and Western Wireless® brand names.

      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. We also have a non-controlling interest in Georgia. In 2002, WWI sold its majority ownership interest in its Icelandic subsidiary and wrote off its investment in Côte d’Ivoire. In 2003, WWI sold its minority interest in its Croatian joint venture, VIP-Net GSM d.o.o. (“VIP-Net”). In 2003, we suspended operations in Côte d’Ivoire and we are uncertain as to when, or if, operations will be resumed there.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2003, we consolidate six of WWI’s operating entities: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

      U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag. We believe presenting financial information on a one-quarter lag for certain entities is necessary to provide adequate time to convert the results into United States Generally Accepted Accounting Principles (“GAAP”) and ensure quality and accurate information to the users of our financial statements.

Revenue Recognition:

      Access and special feature service revenues are recognized when earned. Service revenues based on customer usage are recognized at the time the service is provided. Activation fees for our indirect channel are deferred over the expected length of customer service, while activation fees for our direct channel are recognized when billed. We adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No, 00-21”) effective July 1, 2003 on a prospective basis which requires activation fees collected by us through our direct channel to be included as a component of equipment revenues. Previously, activation fees collected through our direct channel were included in subscriber revenue. International prepaid service revenue is deferred until airtime is used, at which point revenue is recognized into income. Equipment sales, which primarily consist of handset revenues, are recognized upon delivery of the handset to the customer. We consider the sale of a handset to be a separate earnings process from that of providing monthly access.

      Beginning in the third quarter of 2003, we include amounts collected from our customers for federal and state universal service fund assessments as a component of subscriber revenues. The subsequent remittances to the universal service fund are recorded in general and administrative expenses. The amounts included in subscriber revenues and general and administrative expenses were each approximately $12.9 million for the year ended December 31, 2003. Because the amount was not material to our previously reported revenues, expenses or net loss, we have not changed the presentation in prior periods.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Marketable Securities:

      Marketable securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. Available-for-sale securities are carried at fair value with the unrealized gains (losses) reported as a separate component of comprehensive income (loss), unless the unrealized loss is considered other-than-temporary, in which case it is recorded as other expense.

Long-Lived Assets:

      Property and equipment are stated at cost. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets. Lives for: (i) buildings and improvements range from 3 to 40 years; (ii) wireless communications systems range from 3 to 20 years; and (iii) furniture and equipment range from 2 to 7 years.

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

      We capitalize interest costs associated with the cost of constructing our wireless networks and the cost of acquiring our licenses during the initial construction phase. These costs are amortized over the related assets’ estimated useful lives. For the years ended December 31, 2003, 2002 and 2001, we capitalized $0.2 million, $2.1 million and $1.5 million of interest costs, respectively.

      It is our policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as expected future cash flows.

      As described in Note 6, we must assess the recoverability of our domestic licenses at least annually. This evaluation is performed on our domestic licensing costs as a single unit. We are required to separate individual

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensing costs from the combined operating unit at the time we adopt or consider a plan to dispose of an individual market. During late 2002, we began considering the sale of our Arizona 6 Rural Service Area (“RSA”) license. Early indication of market values for this RSA reflected that future cash flows upon sale would not exceed the carrying value of the license. Accordingly, we recorded an impairment charge of $15 million related to this RSA which is included in asset dispositions in our consolidated statement of operations. Upon final negotiations, an additional impairment loss was recorded in 2003 of approximately $7.6 million. General market prices along with the sales price of this RSA still support our aggregate license valuation and do not indicate a broader impairment issue.

      On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the expected costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143 on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expense for the twelve months ended December 31, 2003 related to the adoption of SFAS No. 143 was $1.3 million.

      The following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143.

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
As reported:
Net loss	$(338)	$(185,681)	$(155,077)
Basic income (loss) per share	$0.00	$(2.35)	$(1.97)
Diluted income (loss) per share	$0.00	$(2.35)	$(1.97)
Pro forma:
Net income (loss)	$1,893	$(186,601)	$(155,631)
Basic income (loss) per share	$0.02	$(2.36)	$(1.98)
Diluted income (loss) per share	$0.02	$(2.36)	$(1.98)

	At December 31,		At January 1,

	2003	2002	2002

	(Dollars in thousands)
Pro forma
Asset retirement obligation	$8,511	$6,839	$6,183

Advertising Costs:

      We expense advertising costs as incurred. Advertising costs totaled $43.6 million, $34.4 million and $39.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loss on Extinguishment of Debt:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, (“Opinion No. 30”). Applying the provisions of Opinion No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer considered “extraordinary.” Accordingly, in 2003, we recorded a $21.2 million loss on the extinguishment of our 2006 and 2007 Notes and the refinancing of our Slovenian credit facility, in other expense.

Basic and Diluted Loss Per Share:

      Basic loss per share is calculated using the weighted average number of shares of outstanding common stock during the period. Diluted loss per share is calculated using the weighted average number of shares of outstanding common stock plus the dilutive effect of outstanding stock options, convertible notes and the employee stock purchase plan using the “treasury stock” method or the “if-converted” method, as applicable. The number of shares outstanding has been calculated based on the requirements of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). With respect to years in which we incurred losses from continuing operations before cumulative change in accounting principle, all options and convertible notes outstanding are anti-dilutive, thus basic and diluted loss per share are equal.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on our net loss and basic and diluted loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Net loss:
As reported	$(338)	$(185,681)	$(155,077)
Deduct: incremental stock-based compensation expense determined under fair value based method for all awards	(5,243)	(8,226)	(13,278)

Pro forma net loss	$(5,581)	$(193,907)	$(168,355)

Basic loss per share:
As reported	$0.00	$(2.35)	$(1.97)
Pro forma	$(0.07)	$(2.46)	$(2.14)
Diluted loss per share:
As reported	$0.00	$(2.35)	$(1.97)
Pro forma	$(0.07)	$(2.46)	$(2.14)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2003	2002	2001

Weighted average risk free interest rates	4.1%	5.0%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	67.0%	64.0%
Expected lives (in years)	7.5	7.5	7.5

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We enter into foreign exchange contracts as needed to hedge certain foreign currency commitments. Gains and losses are recognized currently and are generally offset by gains or losses on the related commitments.

      On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). We record all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, we designate the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) a hedge of a net investment in a foreign operation (net investment hedge). On July 1, 2003, we adopted the provisions of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements to provide more uniform reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The adoption of the provisions of SFAS No. 149 had no material effect on our financial position or results of operations.

      Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the statement of operations by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income (loss). For net investment hedge transactions, changes in the fair value are recorded as a component of our foreign currency translation, which is also included in other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or the hedge transactions are realized. The impact of ineffective hedges is recognized in results of operations in the periods in which the hedges are deemed to be ineffective.

      For the years ended December 31, 2003, 2002 and 2001, respectively, other expense included a $21.6 million net gain, a $0.5 million net gain and a $18.7 million net loss related to non-qualified cash flow hedges under SFAS No. 133. During the years ended December 31, 2003, 2002 and 2001, respectively, other comprehensive income (loss) included net losses of $0.1 million, $5.9 million and $8.1 million on qualified cash flow hedges.

      The impact of the adoption of SFAS No. 133 was a cumulative change in accounting principle loss of $5.6 million on January 1, 2001.

      Information regarding the fair value of our financial instruments is summarized as follows:

	At December 31,

	2003		2002

	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value

	(Dollars in thousands)
Current and long-term debt	$2,220,211	$2,313,667	$2,458,984	$2,374,713
Interest rate swap, cap and collar liabilities	$17,222	$17,222	$38,700	$38,700

      The carrying value of short-term financial instruments approximates fair value due to the short maturity of these instruments. The estimated fair value of long-term debt is based on incremental borrowing rates

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently available on loans with similar terms and maturities and upon quoted market prices for the same or similar debt issues. The fair value of interest rate swaps, caps, collars and foreign currency forwards is based upon quoted market prices of comparable contracts. We do not hold or issue any financial instruments for trading purposes.

Supplemental Cash Flow Disclosure:

      Cash paid for interest was $152.0 million, $149.8 million and $154.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The effect of exchange rate changes on cash and cash equivalents was not material for the year ended December 31, 2001.

      In December 2003, we acquired the outstanding shares of Minnesota Southern Wireless from HickoryTech Corporation (“Hickory Tech”) for cash and shares of HickoryTech stock we held. The stock payment portion of this agreement represented a non-cash transaction of 1,038,927 shares held by us with an assessed fair market value of $10.7 million.

      In May 2003, we entered into an agreement with T-Mobile USA, Inc. (“TMO”) where we received independently valued licenses for a nominal amount of cash and agreed to provide discounted roaming services through 2013. We recorded deferred revenue of $17.0 million associated with the acquisition, which will be amortized through 2013.

      There were no significant non-cash investing or financing activities for the years ended December 31, 2002 and 2001.

Major Customer:

      Our largest roaming partner, AT&T Wireless Services, Inc. (“AT&T Wireless”), accounted for 12%, 15% and 17% of our total domestic revenues in 2003, 2002 and 2001, respectively.

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

Recently Issued Accounting Standards:

      In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”), which supercedes SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of EITF No. 00-21. The wording of SAB 104 was changed to reflect the issuance of EITF No. 00-21, however, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We have reviewed SAB 104 and determined that there was no material effect on our financial position or results of operations.

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

      In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN No. 46, a company generally included another entity in its consolidated financial statements only if that company controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is either subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the variable interest entity was established. We adopted the provisions of FIN No. 46 effective January 31, 2003 for new or revised agreements and adopted the provisions of FIN No. 46 for existing agreements on July 1, 2003. In December 2003, the FASB issued a revision to FIN No. 46, which, among other things, deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. The adoption of the effective provisions of FIN No. 46 had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”). FIN No. 45 requires the disclosure by the guarantor of certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN No. 45 incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superceded. FIN No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no material effect on our financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”), addressing the accounting for cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The provisions of this consensus are applied prospectively and are consistent with our existing accounting policy.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was applied prospectively to exit or disposal activities initiated after December 31, 2002 and had no material effect on our financial position or results of operations.

3.	Marketable Securities:

      Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities as of December 31, 2002 is summarized as follows (dollars in thousands):

Available-for-sale equity securities:
Aggregate fair value	$10,270
Historical cost	16,767

Unrealized holding loss	$(6,497)

      Our net unrealized holding loss was included as a decrease to accumulated other comprehensive income (loss). Realized gains and losses are determined on the basis of specific identification.

4.	Prepaid Expenses and Other Current Assets:

	December 31,

	2003	2002

	(Dollars in thousands)
Prepaid rent	$6,705	$7,651
Value added taxes receivable	3,419	9,027
Prepaid maintenance	1,052	9,055
Deferred customer acquisition costs	2,689	4,962
Deposits	734	5,970
Other	8,468	6,413

	$23,067	$43,078

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment:

	December 31,

	2003	2002

	(Dollars in thousands)
Land, buildings and improvements	$47,040	$37,228
Wireless communications systems	1,528,433	1,333,062
Furniture and equipment	163,586	135,561

	1,739,059	1,505,851
Less accumulated depreciation	(932,915)	(739,437)

	806,144	766,414
Construction in progress	95,722	89,181

	$901,866	$855,595

      Depreciation expense was $263.9 million in 2003, $233.3 million in 2002 and $175.3 million in 2001.

6.	Licensing Costs and Other Intangible Assets:

      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, is no longer amortized. Our domestic FCC licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide cellular communications services. FCC licenses are issued for only a fixed time, generally ten years and such licenses are subject to renewal by the FCC. Renewals of FCC licenses have historically occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our FCC licenses. As a result, our FCC licenses are treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and are no longer amortized but rather are assessed for impairment. We must reevaluate the useful life determination for wireless licenses at regular intervals to determine whether events and circumstances continue to support an indefinite useful life. Our assessment is performed by combining our individual domestic licenses as a single unit and determining their fair value using the discounted present value of expected future cash flows. We consider our domestic licenses to be a single unit as they are operated in aggregate in such a manner that represents their highest and best use. In addition, it is unlikely that a significant portion of our individual RSAs or MSAs would be sold on a stand-alone basis. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made were based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. During the third quarter of 2003, we completed our annual impairment assessment of our indefinite life intangible assets and determined that in the aggregate they continue not to be impaired. Impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.

      In connection with the adoption of SFAS No. 142, we incurred a deferred income tax provision of $120.7 million for the year ended December 31, 2002 mainly to increase the valuation allowance related to our net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect as of

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002, we have continued to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $23.8 million for the year ended December 31, 2002. For the year ended December 31, 2003, the domestic income tax provision was $30.3 million. This deferred income tax provision was comprised mainly of the ongoing difference between book and tax amortization of domestic licenses for the year coupled with the acquisition of the 1900 MHz PCS licenses acquired from TMO. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on cash flows from operating, investing or financing activities.

      Information related to our licensing costs and other intangible assets is as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Intangible assets subject to amortization:
International related licensing costs	$101,367	$94,324
Deferred financing costs	41,174	30,487
Trademark and other	16,357	14,347

	158,898	139,158

Accumulated amortization:
International related licensing costs	(17,237)	(9,888)
Deferred financing costs	(6,808)	(11,918)
Trademark and other	(3,467)	(2,032)

	(27,512)	(23,838)

Net intangible assets subject to amortization	131,386	115,320
Intangible assets not subject to amortization:
Domestic licensing costs	1,058,358	1,048,079

	$1,189,744	$1,163,399

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, excluding deferred financing costs, for each of the following periods (dollars in thousands):

Aggregate amortization expense:
For the year ended December 31, 2003	$7,421
Expected amortization expense:
For the year ending December 31, 2004	$8,411
For the year ending December 31, 2005	$8,411
For the year ending December 31, 2006	$7,405
For the year ending December 31, 2007	$7,405
For the year ending December 31, 2008	$7,405

      The following table reconciles our net loss adjusted to exclude amortization expense related to intangible assets, assuming the adoption of SFAS No. 142 had occurred on January 1, 2001:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Income (loss) from continuing operations before cumulative change in accounting principle	$1,893	$(215,320)	$(143,564)
Add back: license amortization			30,458

Adjusted income (loss) from continuing operations before cumulative change in accounting principle	1,893	(215,320)	(113,106)
Total discontinued operations		29,639	(5,933)

Income (loss) before cumulative change in accounting principle	1,893	(185,681)	(119,039)
Cumulative change in accounting principle	(2,231)		(5,580)

Adjusted net loss	$(338)	$(185,681)	$(124,619)

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)
Add back: license amortization			0.39

Adjusted continuing operations before cumulative change in accounting principle	0.02	(2.73)	(1.43)
Total discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Adjusted basic income (loss) per share	$0.00	$(2.35)	$(1.58)

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Diluted net income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)
Add back: license amortization			0.39

Adjusted continuing operations before cumulative change in accounting principle	0.02	(2.73)	(1.43)
Total discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Adjusted diluted income (loss) per share	$0.00	$(2.35)	$(1.58)

7.	Investments In and Advances To Unconsolidated Affiliates:

	December 31,

	2003	2002

	(Dollars in thousands)
Western Wireless International:
Croatia		$31,581
Georgia	$9,353	9,703

	$9,353	$41,284

      As of December 31, 2003, our beneficial ownership interest in Georgia was 15%.

      In June 2003, WWI sold its 19% minority ownership interest in VIP-Net to Mobilkom Austria Aktiengesellschaft & Co. KG (“Mobilkom”) for $69.6 million in cash, which included repayment of a loan to WWI.

      The following summarized financial information represents the assets, liabilities and results of operations of MagtiCom GSM, Ltd. which is owned by our unconsolidated Georgian operating company (“Telcell”) and is Telcell’s only operating entity.

	As of December 31,

	2003	2002

	(Dollars in thousands)
Balance sheet data:
Total current assets	$12,835	$4,268
Total non-current assets	$58,723	$54,904
Total current liabilities	$10,493	$9,366
Total non-current liabilities	$0	$14,055

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Statement of operations data:
Total revenues	$66,656	$46,366	$34,968
Operating expenses	31,599	26,536	21,954
Operating income	35,057	19,830	13,014
Other expense	(6,408)	(4,255)	(1,993)

Net income	$28,649	$15,575	$11,021

8.	Accrued Liabilities and Other:

	December 31,

	2003	2002

	(Dollars in thousands)
Taxes, mainly sales, use and property	$37,662	$26,904
Payroll and benefits	28,997	26,126
Interest expense	33,478	23,356
Interconnect charges	19,869	12,310
Fair market value adjustment of interest rate hedges	15,160	38,701
Stock appreciation rights	10,086	4,142
Licensing costs	14,262	6,194
Unearned revenue	21,821	18,760
Other	22,418	22,572

	$203,753	$179,065

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt:

	December 31,

	2003	2002

	(Dollars in thousands)
Credit Facility:
Revolvers	$350,000	$700,000
Term Loans	822,000	1,100,000
10 1/2% Senior Subordinated Notes Due 2006		187,050
10 1/2% Senior Subordinated Notes Due 2007		196,000
9.250% Senior Notes Due 2013	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000
tele.ring Term Loan	200,753	151,976
Slovenian Credit Facility	69,438	71,391
Bolivian Bridge Loan	34,700	34,700
Other	28,320	17,867

	2,220,211	2,458,984
Less current portion	(47,318)	(141,914)

	$2,172,893	$2,317,070

      The aggregate amounts of principal maturities as of December 31, 2003, are as follows (Dollars in thousands):

Year Ending December 31,

2004	$47,318
2005	230,886
2006	405,303
2007	219,712
2008	593,688
Thereafter	723,304

$2,220,211

Credit Facility:

      In July 2003, we amended our credit facility with a consortium of lenders (as amended, the “Credit Facility”). As part of the amendment we reduced the commitment under one of our revolving credit lines by $150 million and made prepayments aggregating $400 million under the other revolving credit line and the term loans. After such reduction and prepayments our Credit Facility consists of (i) a $350 million term loan (“Term Loan A”); (ii) a $500 million term loan (“Term Loan B”); and (iii) two $350 million revolving loans (“Revolver A” and “Revolver B”). The commitment reduction and each such prepayment was applied to the earliest maturities first. The Credit Facility also requires us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. In 2004, we are required to prepay approximately $60 million of indebtedness under the Credit Facility from excess cash flow. Currently, we plan to reborrow under Revolver A of the Credit Facility. The Credit Facility further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received, such as the proceeds from the sale of Croatia and the Class A common stock offering in 2003.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of Revolver B and Term Loan A, we are required to make quarterly payments on the outstanding principal balance beginning March 31, 2005. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full on March 31, 2008. Under the terms of Term Loan B, we are required to make a balloon payment due September 30, 2008. Further, the amount available under Revolver A reduces each quarter beginning with the quarter ending June 30, 2005. Substantially all our domestic assets are pledged as collateral for such indebtedness. The terms of the Credit Facility contain certain quarterly covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. We were in compliance with financial covenants at December 31, 2003 and had approximately $300 million available to borrow under Revolver A.

      Under the Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate or the Eurodollar rate. The applicable margin for Revolver A, Revolver B and Term Loan A is determined quarterly based on the leverage ratio of the Company and ranges from 1.625% to 2.25% for Eurodollar advances and 0.625% to 1.25% for prime rate advances. The applicable margin on Term Loan B is 3.25% for Eurodollar advances and 2.25% for prime rate advances. We typically borrow under the Eurodollar rate. The Credit Facility also provides for an annual fee ranging from 0.25% to 0.50% on any undrawn commitment of Revolver A and Revolver B, payable quarterly.

      The Credit Facility requires us to enter into interest rate hedge agreements to manage the interest rate exposure pertaining to borrowings under the Credit Facility. We had entered into interest rate caps, swaps and collars with a total notional amount of $755 million and $720 million at December 31, 2003 and 2002, respectively. Generally these instruments have initial terms ranging from three to four years and effectively convert variable rate debt to fixed rate. The weighted average interest rate under these agreements was approximately 3.5% and 6.3% for the years ended December 31, 2003 and 2002, respectively.

10 1/2% Senior Subordinated Notes Due 2006 and 2007:

      In August 2003, we redeemed the entire principal amount of the 10 1/2% Senior Subordinated Notes Due 2006 (the “2006 Notes”) and the 10 1/2% Senior Subordinated Notes Due 2007 (the “2007 Notes”) together with accrued interest. The redemption price for the 2006 Notes was 101.75% and the redemption price for the 2007 Notes was 103.5%. We recorded a $16.9 million aggregate loss on the extinguishment of the 2006 and 2007 Notes and the cancellation of the related interest rate swaps.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.625% Convertible Subordinated Notes Due 2023:

      In June 2003, we issued $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) at par. Interest is payable semi-annually. The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, into an equivalent amount of cash in lieu of shares of common stock. In addition, holders may require that we repurchase all or a portion of the 2023 Notes on June 15, 2013 and June 15, 2018 at par plus accrued interest payable in cash or Class A common stock, at our option. Between June 18, 2006 and June 18, 2010, we may redeem in whole or in part the 2023 Notes in cash at par plus accrued interest plus a make whole amount equal to the present value of the remaining scheduled interest payments through and including June 15, 2010, subject to the closing sales price of our common stock exceeding the conversion price by 150% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. Between June 18, 2010 and June 18, 2013, we may redeem in cash at par plus accrued interest all or a portion of the 2023 Notes subject to the closing sales price of our common stock exceeding the conversion price by 125% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. After June 18, 2013, the 2023 Notes are redeemable at par plus accrued interest. The 2023 Notes are subordinate in right of payment to the Credit Facility, the 2013 Notes and all indebtedness and other liabilities of our subsidiaries.

tele.ring Term Loan:

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. The aggregate amount available under the initial tele.ring Term Loan at inception was approximately 75 million euro increasing quarterly to up to 250 million euro on April 1, 2002. In January 2003, the tele.ring Term Loan was amended, decreasing the aggregate availability to 185 million euro and extending the availability period through June 2004. Under the amended terms of the tele.ring Term Loan, repayment terms were extended, such that all outstanding principal and accrued interest shall be repaid based on predetermined percentages on each of July 1, 2004, 2005, 2006 and December 31, 2006. Interest is payable at EURIBOR plus an applicable margin of 3.5%. Terms of the tele.ring Term Loan incorporate certain restrictions that include, among other things, the transfer of assets, including cash of $35.2 million at December 31, 2003, from tele.ring to WWI. As of December 31, 2003 there was $200.8 million outstanding under the tele.ring Term Loan and $23.1 million of accrued interest. Principal and interest payments required under the tele.ring term loan in 2004, using current exchange rates, are approximately $11.5 million.

Slovenian Credit Facility:

      In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. In September 2003, the Slovenian credit facility was amended (as amended, the “Slovenian Credit Facility”). Under the terms of the Slovenian Credit Facility: (i) all undrawn commitments were cancelled and substantially all of Vega’s operating and financial covenants were eliminated; (ii) balances of $20.9 million from collateral accounts supporting the original loan and a $0.9 million refund of facility fees related to the undrawn commitments were utilized to pay down the principal balance; (iii) the applicable margin on EURIBOR advances has been increased to initial rates of 1.50% on certain EURIBOR advances and 3.50% on the remaining EURIBOR advances; and (iv) the repayment schedule for outstanding borrowings, which

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are comprised of semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009, remained unchanged. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries and enter into guarantees. There are also certain financial covenants, relating to WWIC and its majority owned subsidiaries, including Minimum Consolidated Annualized EBITDA and Consolidated Tangible Net Worth. WWIC was in compliance with its covenants at December 31, 2003. The amendment was deemed to be a significant modification under EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and accordingly Vega wrote off all deferred financing costs associated with the original credit facility resulting in a loss on extinguishment of debt of $4.3 million for the year ended December 31, 2003. As of December 31, 2003, Vega had $69.4 million outstanding under the Slovenian Credit Facility. For the year ended December 31, 2004, using current exchange rates, we are required to make approximately $11.4 million in principal and interest payments and funding of related collateral accounts under the Slovenian Credit Facility.

Bolivian Bridge Loan:

      In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its prorata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan. In November 2003, NuevaTel entered into a credit facility agreement (“Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”) to refinance the Bolivian Bridge Loan and provide funding for the implementation and expansion of NuevaTel’s network in Bolivia. The terms of the Bolivian refinancing have been substantially negotiated and we are currently working to satisfy conditions precedent to funding the Bolivian Credit Facility. We anticipate a funding of the Bolivian Credit Facility’s entire commitment of $50 million in one tranche by March 31, 2004. Repayments will begin in the second quarter of 2006, and end in the first quarter of 2014. Interest will accrue at a base rate commensurate with United States Government sponsored enterprise securities, plus 3.75%. The Bolivian Credit Facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the first quarter in which a principal payment is made. Other covenants include, among other things, limitations on NuevaTel’s ability to incur additional indebtedness, make certain asset dispositions, make restricted payments and enter into certain mergers, sales or combinations. Under the terms of the Bolivian Credit Facility, WWIC has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has agreed to enter into a sponsor support agreement with OPIC pursuant to which WWIC will have a maximum obligation to OPIC of $11.6 million. WWIC will secure this obligation by providing, at the time of the funding of the Bolivian Credit Facility, a letter of credit in favor of OPIC. NuevaTel’s reimbursement obligations under the letter of credit will be secured by cash collateral provided by WWIC. As of December 31, 2003, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. The maturity date of the Bolivian Bridge Loan has been extended until March 31, 2004. Until the Bolivian Credit Facility closes, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurances that any necessary extension will be granted.

      None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWI and certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

      The weighted average domestic interest rate paid to third parties was 6.6%, 6.6% and 8.0% in 2003, 2002 and 2001, respectively. The consolidated international weighted average interest rate paid to third parties was 6.5%, 5.8% and 7.6% for the years ended December 31, 2003, 2002 and 2001, respectively.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2004, if we attain our domestic subscriber growth projections, we anticipate spending approximately $200 million in capital expenditures primarily to complete our domestic CDMA overlay and expand our GSM coverage.

      In 2004, WWI’s business plans also include capital expenditures of approximately $125 million, which are primarily related to the expansion of our networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $45 million and working capital needs of $24 million in Ireland and Slovenia. In February 2004, WWI acquired an additional 17.87% ownership in its Irish subsidiary, Meteor Mobile Communications Limited (“Meteor”), from two of its partners, Quantum Industrial Partners and SFM Domestic Investments, for approximately $30 million. In 2004, WWI plans to explore additional new debt financing. WWI plans to fund its needs through cash flow from operations in Austria, Bolivia, Haiti and Ghana, local foreign borrowings in Bolivia, proceeds from its potential refinancing activities, in combination with, to the extent necessary, up to $110 million in contributions and advances from Western Wireless.

      We believe that domestic operating cash flow and available international loan facilities will be adequate to fund our projected 2004 domestic and international capital requirements. In 2004, we intend to reborrow approximately $60 million under Revolver A of the Credit Facility in order to make the required excess cash flow prepayment required by the Credit Facility. Our domestic business plans do not indicate a need to increase our net borrowing under the Credit Facility, even though borrowing capacity is expected to exist. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility and the 2013 Notes may trigger a limitation on the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.

10.	Commitments and Contingencies:

Purchase Commitments:

      We have various purchase commitments for materials, supplies and other items incident to the ordinary course of business. We have no material contractual commitments extending beyond 2004. Such commitments that we have are not at prices in excess of current market value.

Operating Leases:

      We have operating leases for cell site locations, administrative offices and retail facilities. Future minimum payments required under operating leases and agreements, utilizing current exchange rates, that

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have initial or remaining noncancellable terms in excess of one year as of December 31, 2003, are summarized below (dollars in thousands):

Year Ending December 31,

2004	$60,478
2005	35,954
2006	26,930
2007	19,870
2008	16,556
Thereafter	112,707

$272,495

      Aggregate rental expense for all operating leases was approximately $58.1 million in 2003, $51.6 million in 2002 and $34.6 million in 2001.

International Contingencies:

Haiti:

      In accordance with the Rights Agreements entered into in September 1998 by a wholly owned subsidiary of WWI with two of the shareholders of Communication Cellulaire d’ Haiti, S.A. (“COMCEL”), WWI’s Haitian subsidiary, these two minority shareholders have the right to elect that WWI“s wholly owned subsidiary purchase all of their shares at fair market value, as defined in the agreements, within the 30 day period after COMCEL’s issuance of its December 31, 2003 financial statements. Island Cellular LLC, a limited liability company organized under the laws of New York, and High Ridge Holdings, Inc., a Delaware corporation, own a 20% and 4% interest, respectively, in COMCEL at December 31, 2003. If WWI and the two shareholders cannot agree on a fair market valuation of COMCEL, all of the shares of COMCEL may be sold to a third party.

      In February 2004, rebels in opposition to President Jean-Bertrand Aristide gained control of several of Haiti’s key cities ultimately resulting in Aristide’s resignation. In March 2004, a multinational peacekeeping force, including U.S. Marines, arrived in Haiti to secure key areas and restore order in the country until a new presidential election can be held and a civilian force established. COMCEL’s network has remained operational during this period of civil unrest with the exception of temporary interruption in communication services to some parts of the country. COMCEL’s retail locations remain intermittently closed during this period of unrest.

Ghana:

      Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been stifled. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build-out requirements. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. WWC’s net investment in Westel at December 31, 2003 was approximately $4.8 million.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Côte d’Ivoire:

      WWI owns a 40% interest in Cora de Comstar S.A. (“Cora”) which has operated under a provisional operating license since it was formed in 1995. When the provisional license was issued to Cora, the government established certain conditions by which the provisional license would become a long-term license. On July 6, 2001, the government announced its intention to require Cora and the two other wireless operators in Côte d’Ivoire to each pay a license fee of 40 billion CFA francs, or approximately $53 million, in order to obtain their long-term licenses. WWI believes that this requirement violates the terms of the provisional license and is a breach of Cora’s contract with the government. As a result of the above events, WWI reassessed the estimated future cash flows related to its investment in Cora and recorded a provision of $10.4 million in 2001 against the carrying value of the investment.

      In September 2002, rebels in opposition to the Ivorian government attempted a coup and gained control of northern sections of the country. Fighting continues and attempts at peace talks have failed, furthering the political instability. As a result of increased political instability and diminished operating cash flows of Cora, WWI again reassessed the estimated future cash flows related to its investment in Cora and recorded an additional $5 million provision, thereby fully writing off its investment in Cora. These provisions are included in equity in net income (loss) of unconsolidated subsidiaries. In October 2003, Cora suspended operations after its assets were expropriated by armed persons supported by local police. We are uncertain as to when, or if, operations will be resumed there. We have fully written off our investment in Cora. Together with our partner, Modern Africa Growth & Investment Company L.L.C, we have filed an expropriation claim against the government of Côte d’Ivoire for approximately $55 million. We are uncertain of the timing or likelihood of any recovery.

Slovenia:

      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anti-competitive and that they violate regulations of Slovenia and the European Union. If the Slovenian telephone company does not suspend these practices, we may be unable to realize a return on our investment and may be required to impair our investment in our Slovenian operating company. At December 31, 2003, the long-term assets in our Slovenian entity were approximately $100 million.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes:

      Significant components of deferred income tax assets and liabilities, at their estimated effective tax rate, are as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Deferred tax assets:
U.S. federal and state net operating loss carryforwards	$253,246	$267,993
Foreign net operating loss carryforwards	83,637	59,957
Stock-based compensation	13,974	13,671
Other	25,721	29,877

Total deferred tax assets	376,578	371,498
Valuation allowance	(315,466)	(313,576)
Deferred tax liabilities:
Wireless licenses basis difference	(150,977)	(120,687)
Property and equipment basis difference	(39,084)	(38,386)
Other	(22,028)	(19,536)

Total deferred tax liabilities	(212,089)	(178,609)

	$(150,977)	$(120,687)

      Income tax expense for the year ended December 31, 2003, is comprised of domestic deferred income tax of $30.3 million and foreign taxes currently payable of $4.7 million. Income tax expense for the year ended December 31, 2002, is comprised of domestic deferred income tax of $120.7 million and foreign taxes currently payable of $2.6 million.

      A reconciliation of taxes on results of continuing operations at the federal statutory rate to the actual tax provision is as follows:

	Year Ended
	December 31,

	2003	2002

	(Dollars in thousands)
Income taxes at federal statutory rate	$12,916	$(32,218)
Impact of foreign operations	14,812	13,486
Change in valuation allowance, net of non-rate items	(3,179)	133,450
State income taxes and other	10,462	8,552

Provision for income taxes	$35,011	$123,270

      For the year ended December 31, 2001, we had no provision for income taxes and no taxes currently payable.

      At December 31, 2003, we had available federal NOL carryforwards of approximately $668 million. We also have NOLs related to foreign jurisdictions of approximately $1.5 billion, which are reported at foreign statutory rates. Approximately $1.1 billion of these foreign NOL carryforwards are related to Austria and were assigned no value in purchase accounting. These NOL carryforwards are not available in the United States. The federal NOL carryforwards will expire in tax years 2003 through 2023. We may be limited in our ability

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and changes in shareholdings that occurred during 1999.

      We believe that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets, including a history of recurring operating losses. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The valuation allowance increased approximately $2 million, $130 million and $67 million in 2003, 2002 and 2001, respectively.

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

Stock Issuances:

      In November 2003, we completed an equity offering of 12,000,000 shares of Class A common stock for net proceeds of $227.3 million.

      We issued 452,322, 141,654 and 747,639 shares of Class A common stock in 2003, 2002 and 2001, respectively, as a result of employee stock option exercises and issuances under our restricted stock plan.

Other Transactions:

      During 1999, as a result of the Spin-off, the Company recognized compensation expense on all options outstanding as of May 3, 1999. On the date of the Spin-off, the Company canceled and reissued all outstanding stock options. All reissued stock options were granted in a manner that ensured employees of both the Company and VoiceStream maintained the value of their options, subject to normal fluctuations in the price of both companies stock, after the Spin-off.

      This reissuance did not accelerate benefits to option holders. The Company believes this allows employees to continue to better participate in the success of the company for which they work. At the date of the Spin-off, the Company recorded deferred compensation of approximately $82.8 million and compensation expense for those options in which the service period had passed of $63.4 million. Subsequent to the date of the Spin-off, the Company has recognized an additional $18.3 million of stock option compensation, net of cancellations, through December 31, 2001. As of December 31, 2001, the Company had fully recognized the stock option compensation associated with these options.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income (Loss) Per Common Share:

      Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted.” Basic income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, convertible debt and the employee stock purchase plan using the “treasury stock” method or the “if converted” method, as applicable.

      Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 786,000, 2,990,000 and 2,504,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Weighted average shares issuable upon the assumed conversion of our 4.625% Convertible Subordinated Notes, which were not included in the calculation because they were anti-dilutive, were 4,159,000 for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Stock option exercises and the conversion of all or a portion of the 4.625% Convertible Subordinated Notes could potentially dilute earnings per share in the future.

      The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share data)
Numerator:
Income (loss) from continuing operations before cumulative change in accounting principle	$1,893	$(215,320)	$(143,564)
Total discontinued operations		29,639	(5,933)
Cumulative change in accounting principle	(2,231)		(5,580)

Net income (loss)	$(338)	$(185,681)	$(155,077)

Denominator:
Weighted average shares:
Basic	81,248,000	78,955,000	78,625,000
Effect of dilutive securities:
Dilutive options	1,576,000

Weighted average shares:
Diluted	82,824,000	78,955,000	78,625,000

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)
Discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Basic income (loss) per share	$0.00	$(2.35)	$(1.97)

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share data)
Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(2.73)	$(1.82)
Discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Diluted income (loss) per share	$0.00	$(2.35)	$(1.97)

14.	Stock-based Compensation Plans:

      The 1994 Management Incentive Stock Option Plan (the “MISOP”) as amended, provides for the issuance of up to 12,600,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP. Typically the vesting period is four years with a maximum exercise term of ten years.

      The 1996 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of up to 1,000,000 shares of Class A Common Stock to eligible employees participating in the plan. The terms and conditions of eligibility under the 1996 ESPP require that an employee must have been employed by us or our subsidiaries for at least three months prior to participation. A participant may contribute up to 10% of their total annual compensation toward the 1996 ESPP, not to exceed the Internal Revenue Service contribution limit each calendar year. Shares are offered under the 1996 ESPP at 85% of market value at each offer date. Participants are fully vested at all times. In February 2004, the board authorized an additional 1,000,000 shares under a new 2004 ESPP. Under the 2004 ESPP, employees are immediately eligible to participate in the plan. All other material terms of the 2004 ESPP are similar to the 1996 ESPP.

      Options granted, exercised and canceled under the above MISOP are summarized as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

	(Amounts in thousands, except pricing information)
Outstanding, beginning of period	3,291	$15.20	2,960	$15.06	3,065	$7.64
Options granted	1,085	$5.17	806	$16.61	675	$39.19
Options exercised	(251)	$7.55	(107)	$6.58	(748)	$6.57
Options canceled	(98)	$23.98	(368)	$19.71	(32)	$10.24

Outstanding, end of the period	4,027	$12.76	3,291	$15.20	2,960	$15.06

Exercisable, end of the period	2,328	$13.85	2,155	$12.44	1,815	$9.69

      The weighted average fair value of stock options granted was $4.13 in 2003, $9.96 in 2002 and $28.67 in 2001.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about fixed price stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

	(Amounts in thousands, except pricing information)
$0.53 - $7.66	2,242	6 years	$5.50	840	$5.57
$8.13 - $9.95	1,017	5 years	$9.09	1,017	$9.09
$11.55 - $39.19	768	7 years	$38.78	471	$38.89

$0.53 - $39.19	4,027	6 years	$12.76	2,328	$13.85

      In September 1998, WWI’s Board of Directors approved the 1998 Stock Appreciation Rights (“SAR”) Plan (the “SAR Plan”), effective January 1, 1998. Under the SAR Plan, as amended, selected key employees and agents of WWI may receive performance units, which are “rights” to receive an amount based upon 7% of the fair market value of WWI. Fair market value is based upon management’s estimates at the time, considering various factors and is approved by WWI’s board of directors. The WWI SAR Plan, as amended, provides for quarterly valuations and exercise windows. WWI SARs do not represent an equity interest in WWI, only a right to compensation under the terms of the SAR Plan.

      The SAR Plan, as amended, authorizes a maximum of 28,000 rights and authorizes the SAR Plan administrator to determine, among other things, the grant of SARs, the price of the grant and vesting provisions. Granted SARs generally vest over a four-year period and provide for a cash payout in a lump-sum distribution or installments over a period not to exceed three years. As of December 31, 2003, 2002 and 2001 there were 21,250, 17,788 and 20,413 rights outstanding under the SAR Plan, respectively. As of December 31, 2003 our accrued SAR Payable was $9.2 million.

      In 2003, WWI recorded SAR Plan expense of $8.8 million. In connection with a revaluation of the SARs based on then current market conditions, WWI recorded a reversal of compensation expense of $5.5 million in 2002 and $1.9 million in 2001. During 2003, 2002 and 2001, 125, 1,394 and 4,600 vested SARs, respectively, were exercised. As a result, WWI paid $2.9 million, $2.8 million and $0.3 million in 2003, 2002 and 2001, respectively.

15.	Acquisitions, Dispositions and Discontinued Operations:

HickoryTech Acquisition:

      In December 2003, we purchased all of the outstanding shares of common stock of Minnesota Southern Wireless Company (“MSWC”) from HickoryTech Corporation, for consideration in the amount of $23.6 million. MSWC owns the licenses and related assets for the Minnesota 10 RSA and the Minneapolis/ St. Paul Metro A-2 MSA, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea BTAs. The purchase price was paid in the form of 1,038,927 shares of HickoryTech common stock we owned and $12.9 million in cash. In addition we paid $3.3 million for construction in progress at closing. In 2003, we recognized a $5.2 million loss on the 1,038,927 shares of common stock that were delivered to HickoryTech at closing. The loss represents the difference between amounts paid for the common stock and the assessed market value at the closing date.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PCS Licenses Acquisition:

      In May 2003, we entered into an agreement with TMO under which we have received 5 MHz of certain domestic PCS licenses for a nominal amount of cash and have agreed to provide discounted GSM roaming services through 2013. During 2003, we completed buildout commitments and received FCC approval for the first two stages of licenses. The acquired licenses and related microwave clearing costs were recorded at their fair market value of $26.7 million. We recorded deferred revenues associated with the acquisition, which will be amortized through 2013 with the related GSM minutes of use. Subject to completion of certain other contractual obligations, we expect to receive an incremental 5 MHz of PCS licenses covering some of these same markets.

      TMO is considered a related party by us as our Chairman of the Board, Director and Chief Executive Officer is also the Chairman of the Board and a Director of TMO. We anticipate the remainder of the license acquisition to close by the second quarter of 2004.

Arizona 6 Disposition:

      In May 2003, we signed an asset purchase agreement to sell the assets and license for our Arizona 6 Rural Service Area (“RSA”) for $22.8 million in cash. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA during the first quarter of 2003 of $7.6 million, which is included in asset dispositions in our consolidated statement of operations. This transaction closed during the third quarter of 2003 and the proceeds from the asset disposition of $22.8 million are reflected on our statement of cash flows.

Croatia Disposition:

      In October 1998, VIP-Net was formed as a joint venture between WWI, Mobilkom and four other partners in Austria and Croatia. In June 2003, WWI sold its 19% minority ownership interest in VIP-Net to Mobilkom for $69.6 million in cash, which included repayment of a loan to WWI. Additionally, Mobilkom assumed WWI’s portion of the guarantee of VIP-Net’s credit facility, which was secured by WWI’s shares of VIP-Net. This transaction resulted in a gain on sale of $40.5 million.

Domestic Asset Dispositions:

      In 2002, we implemented a domestic strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge of approximately $7.6 million related to the disposition of certain of our paging assets. In addition, related to the exploration and sale of the Arizona 6 RSA, we recorded an impairment charge of $15 million in 2002.

Iceland Disposition:

      In November 2002, WWI sold its majority ownership interest in its Icelandic subsidiary, TAL h.f. (“TAL”), for $28.9 million in cash, which included repayment of a loan to WWI. This transaction resulted in a gain on the sale of $23.9 million. The buyer assumed the obligation to refinance or repay the remaining principal and interest outstanding under the Icelandic credit facility. Since TAL represented a component of our business with distinguishable cash flows and operations, it is presented in the accompanying consolidated financial statements as discontinued operations. Our 2001 statement of operations and balance sheet were reclassified accordingly. For 2002 and 2001, $23.7 and $35.4 million, respectively, of TAL revenue is reported in discontinued operations. In addition, $5.7 million and ($5.9) million of pretax income (loss) for TAL is reflected in discontinued operations for 2002 and 2001, respectively. TAL was a subsidiary of WWI.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Dakota 3 Acquisition:

      In June 2002, we were notified that we were the successful bidder for the North Dakota 3 RSA license by the FCC for approximately $9.4 million. The purchase of the license was completed in September 2002. The North Dakota 3 RSA was accounted as an asset acquisition. The entire purchase price was recorded to licensing costs.

Austrian UMTS Acquisition:

      In April 2002, an indirect wholly owned subsidiary of WWI, exercised its option to acquire 100% of the stock of EKOM 3G Mobilfunk GmbH (“EKOM 3G”), formerly known as Mannesmann 3G Mobilfunk GmbH (an indirect wholly-owned subsidiary of Vodafone), holder of an Austrian UMTS license for assumption of $0.5 million of liabilities. During 2003, EKOM 3G completed its build out of 25% of the UMTS system in accordance with the license requirements, as defined by the UMTS license agreement.

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

tele.ring Acquisition:

      On June 29, 2001, we completed the acquisition of tele.ring (defined below), a provider of GSM mobile, Internet and fixed line services in Austria, from a subsidiary of Vodafone Group Plc (“Vodafone”) as described below.

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

      The following unaudited pro forma condensed combined financial information combines the historical statements of operations of the Company for the year ended December 31, 2001 and assumes the acquisition was effected on January 1 of that year. The accounting policies of the Company and tele.ring differ as a result of differences between U.S. GAAP and Austrian GAAP; tele.ring’s historical financial data has been adjusted to conform to U.S. GAAP. Further, certain reclassifications have been made to tele.ring’s historical

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation to conform to our presentation. These reclassifications do not materially impact tele.ring’s results of operations or financial position for the periods presented. (Dollars in thousands, except per share data):

		Western Wireless
		Corporation and
	As Reported	tele.ring Pro Forma

Total revenues	$1,037,959	$1,101,904
Loss from continuing operations before cumulative change in accounting principle	$(143,564)	$(222,412)
Net loss	$(155,077)	$(233,925)
Basic and diluted loss per share	$(1.97)	$(2.98)
Basic and diluted weighted average shares outstanding:	78,625,000	78,625,000

16.	Selected Quarterly Consolidated Financial Information (unaudited):

      Selected quarterly consolidated financial information for the years ended December 31, 2003 and 2002 is as follows:

			Income
			(Loss) from
			Continuing
			Operations
			Before		Basic	Diluted
			Cumulative		Income	Income
		Operating	Change in		(Loss)	(Loss)
	Total	Income	Accounting	Net Income	Per	Per
Quarter Ended	Revenue	(Loss)	Principle	(Loss)	Share(2)	Share(2)

	(Dollars in thousands, except per share data)
March 31, 2003, as reported	$327,174	$21,097	$(21,561)	$(21,561)	$(0.27)	$(0.27)
March 31, 2003, as restated(1)	$327,174	$20,856	$(21,802)	$(24,033)	$(0.27)	$(0.27)
June 30, 2003, as reported	$359,232	$32,835	$40,325	$40,325	$0.51	$0.49
June 30, 2003, as restated(1)	$359,232	$32,590	$40,080	$40,080	$0.51	$0.49
September 30, 2003	$401,325	$58,483	$(18,469)	$(18,469)	$(0.23)	$(0.23)
December 31, 2003	$413,593	$41,937	$2,084	$2,084	$0.02	$0.02

March 31, 2002	$284,426	$11,783	$(122,110)	$(120,648)	$(1.55)	$(1.55)
June 30, 2002	$290,849	$13,213	$(29,942)	$(27,377)	$(0.38)	$(0.38)
September 30, 2002	$306,307	$30,850	$(16,104)	$(14,723)	$(0.20)	$(0.20)
December 31, 2002	$305,028	$(4,645)	$(47,164)	$(22,933)	$(0.60)	$(0.60)

(1)	We filed amendments to our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 related to the adoption of SFAS No. 143 (see Note 2).

(2)	Represents basic and diluted income (loss) per share from continuing operations before cumulative change in accounting principle.

17.	Operating Segments and Related Information:

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist of consolidated subsidiaries and operating entities around the world. Our Chief Executive Officer evaluates international operations on a country by country basis, accordingly, our operating segments include domestic operations, Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and Haiti, are aggregated into “all other international” as provided for under SFAS No. 131 based on their relative

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment provides mainly wireless services.

      The table below summarizes financial results for each segment:

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Year Ended December 31, 2003
Total revenues	$970,237	$369,220	$161,867	1,501,324
Depreciation, amortization and accretion expense	200,438	11,362	60,489	272,289
Asset dispositions	7,640			7,640
Stock-based compensation, net	2,182	753	8,010	10,945
Provision (benefit) for income taxes	30,290	(4)	4,725	35,011
Interest and financing expense, net	99,351	10,232	48,986	158,569
Equity in net income (loss) of unconsolidated affiliates	(400)		3,150	2,750
Total assets	1,864,309	226,317	431,058	2,521,684
Total capital expenditures	174,147	40,334	35,576	250,057
Adjusted EBITDA(1)	420,244	29,265	(4,769)	444,740
Year Ended December 31, 2002
Total revenues	$883,704	$192,770	$110,136	$1,186,610
Depreciation, amortization and accretion expense	194,003	5,057	41,427	240,487
Asset dispositions	21,304			21,304
Stock-based compensation, net	1,328		(5,450)	(4,122)
Provision for income taxes	120,687	1	2,582	123,270
Interest and financing expense, net	110,080	6,710	39,901	156,691
Equity in net income (loss) of unconsolidated affiliates	(678)		4,897	4,219
Total assets	1,798,758	140,592	459,626	2,398,976
Total capital expenditures	160,676	46,156	93,596	300,428
Adjusted EBITDA(1)	367,614	(23,480)	(35,264)	308,870

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Year Ended December 31, 2001
Total revenues	$913,471	$79,490	$44,998	1,037,959
Depreciation, amortization and accretion expense	190,601	417	18,908	209,926
Stock-based compensation, net	4,183		(1,876)	2,307
Interest and financing expense, net	138,384	673	22,796	161,853
Equity in net income (loss)of unconsolidated affiliates	1,550		(9,322)	(7,772)
Total assets	1,857,743	89,158	423,519	2,370,420
Total capital expenditures	261,431	7,666	109,131	378,228
Adjusted EBITDA(1)	345,010	(41,882)	(72,953)	230,175

(1) Adjusted EBITDA:

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be defined differently by other companies in the wireless industry, the Company believes that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table (Dollars in thousands):

	Year Ended December 31,

	2003				2002

		Austrian	All Other			Austrian	All Other
	Domestic	Operations	International	Consolidated	Domestic	Operations	International	Consolidated

Net income (loss)	$76,417	$1,659	$(78,414)	$(338)	$(80,194)	$(37,169)	$(68,318)	$(185,681)
Depreciation, amortization and accretion	200,438	11,362	60,489	272,289	194,003	5,057	41,427	240,487
Asset dispositions	7,640			7,640	21,304			21,304
Stock-based compensation, net	2,182	753	8,010	10,945	1,328		(5,450)	(4,122)
Interest and financing expense, net	99,351	10,232	48,986	158,569	110,080	6,710	39,901	156,691
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(15,747)	4,493	(6,337)	(17,591)	(315)	1,921	(6,638)	(5,032)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net loss of consolidated subsidiaries			(4,717)	(4,717)			(8,408)	(8,408)
Provision for income taxes	30,290	(4)	4,725	35,011	120,687	1	2,582	123,270
Discontinued operations					721		(30,360)	(29,639)
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$420,244	$29,265	$(4,769)	$444,740	$367,614	$(23,480)	$(35,264)	$308,870

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001

		Austrian	All Other
	Domestic	Operations	International	Consolidated

Net income (loss)	$(3,526)	$(43,313)	$(108,238)	$(155,077)
Depreciation, amortization and accretion	190,601	417	18,908	209,926
Asset dispositions
Stock-based compensation, net	4,183		(1,876)	2,307
Interest and financing expense, net	138,384	673	22,796	161,853
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	8,768	341	9,511	18,620
(Gain) loss on sale of joint venture
Loss on extinguishment of debt
Minority interests in net loss of consolidated subsidiaries			(18,967)	(18,967)
Provision for income taxes
Discontinued operations			5,933	5,933
Cumulative change in accounting principle	6,600		(1,020)	5,580

Adjusted EBITDA	$345,010	$(41,882)	$(72,953)	$230,175

(2) Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $67.9 million, $43.2 million and $12.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $142.7 million, $134.1 million and $122.0 million at December 31, 2003, 2002 and 2001, respectively.

18.	Related Party Transactions:

      In May 2003, we entered into an agreement with TMO in which we are receiving certain domestic FCC licenses for a nominal amount of cash and have agreed to provide discounted GSM roaming services through 2013. During 2003, we completed buildout commitments and received FCC approval for the first two stages of licenses. The acquired licenses and related microwave clearing costs were recorded at their fair market value of $26.7 million. We recorded deferred revenues associated with the acquisition, which will be amortized through 2013 with related GSM minutes of use.

      TMO is considered a related party by us as our Chairman of the Board, Director and Chief Executive Officer is also the Chairman of the Board and a Director of TMO. We anticipate the remainder of the transaction to close by the second quarter of 2004. As of December 31, 2003, we have a payable due to TMO of approximately $2.3 million associated with the acquisition which is included in current liabilities.

      In 2003 we purchased $0.3 million of data storage devices from Advanced Digital Information Corporation (“ADIC”). John Stanton, the Chairman of our Board and Chief Executive Officer is a member of the board of directors of ADIC and is a member of their Audit Committee. Further, a member of our board of directors is the Chief Executive Officer of ADIC.

      In 2003 we had travel expenses of $0.3 million with TPS, LLC, a company owned by our CEO and Chairman of the Board and Vice Chairman. TPS, LLC owns and operates an airplane used for certain business travel by the Company.

      In the fourth quarter of 2001, WWI’s Austrian subsidiary sold at fair market value 0.5% of its share capital to a former officer of the same subsidiary. Under this agreement the former officer has the right to put the shares to WWI, and WWI has the right to call the shares, on certain dates and at fair market value

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending upon the time period. In January 2004, the former officer put 0.25% of the share capital to WWI for an amount of approximately $1.0 million; the former officer still holds the remaining 0.25%.

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor from two of its partners, Quantum Industrial Partners and SFM Domestic Investments, for approximately $30 million.

      In April 2001, Bradley J. Horwitz, Executive Vice President of the Company and President of WWI exercised a fair value put agreement exchanging a 2.02% interest in WWI for approximately $14.1 million. Mr. Horwitz still holds the right to put his remaining interest in WWI to us at fair value. We now own approximately 98% of the outstanding shares of WWI.

      On May 3, 1999, we distributed to our shareholders our entire interest in VoiceStream, now T-Mobile USA (“the Spin-off”). In 1999, at the time of the Spin-off, an estimate of the NOL carryforwards resulting from VoiceStream’s cumulative tax losses remained with VoiceStream. Pursuant to a tax sharing agreement entered into between us and VoiceStream, VoiceStream paid us $20 million, for the amount of the tax benefit of NOLs generated while VoiceStream was a wholly-owned subsidiary of us. We accounted for this payment as a return of capital. Subsequently, through operation of tax law, we retained certain of the cumulative tax losses originally transferred to VoiceStream following the Spin-off. Under the tax sharing agreement between the companies, we paid VoiceStream $24.5 million in 2001. This amount represents the present value of the expected tax benefit of the NOLs we retained. We have a full valuation allowance against our NOLs.

19.	Other Comprehensive Loss:

      The components of accumulated other comprehensive loss is as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Unrealized loss on marketable securities		$(6,497)
Unrealized loss on hedges	$(14,058)	(13,938)
Cumulative translation adjustment	(2,156)	(6,078)
Other	(300)

	$(16,514)	$(26,513)

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMBINED BALANCE SHEETS
(Parent Company Only)
(Dollars in thousands)

	As of December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$68,961	$34,005
Accounts receivable, net of allowance for doubtful accounts of $13,492 and $12,957, respectively	110,009	105,263
Inventory	20,229	12,223
Prepaid expenses and other current assets	7,392	8,901

Total current assets	206,591	160,392
Property and equipment, net of accumulated depreciation of $799,641 and $676,600, respectively	543,284	543,170
Licensing costs and other intangible assets, net of accumulated amortization of $11,869 and $14,473, respectively	1,107,301	1,076,992
Investments in and advances to unconsolidated affiliates	120,977	188,537
Other assets	226	285

	$1,978,379	$1,969,376

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$18,145	$9,556
Accrued liabilities	127,110	130,586
Construction accounts payable	17,175	6,583
Current portion of long-term debt	99	106,094

Total current liabilities	162,529	252,819

Long-term liabilities:
Long-term debt	1,892,157	2,082,307
Deferred income taxes	150,977	120,687
Other long-term liabilities	19,333

Total long-term liabilities	2,062,467	2,202,994

Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 84,663,930 and 72,229,605 shares issued and outstanding, respectively, and; Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	899,304	669,072
Deferred compensation	(112)	(39)
Accumulated other comprehensive loss	(16,514)	(26,513)
Deficit	(1,129,295)	(1,128,957)

Total net capital deficiency	(246,617)	(486,437)

	$1,978,379	$1,969,376

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMBINED STATEMENTS OF OPERATIONS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2003	2002	2001

Revenues:
Subscriber revenues	$706,307	$609,406	$619,214
Roamer revenues	217,397	228,878	244,538
Equipment sales and other revenues	46,533	44,277	45,450

Total revenues	970,237	882,561	909,202

Operating Expenses:
Cost of service	170,499	176,190	188,434
Cost of equipment sales	88,178	79,047	79,770
General and administrative	173,587	144,563	165,692
Sales and marketing	117,729	115,574	127,630
Depreciation, amortization and accretion	200,438	193,994	187,704
Asset dispositions	7,640	21,304
Stock-based compensation, net	2,182	1,328	4,183

Total operating expenses	760,253	732,000	753,413

Other income (expense):
Interest and financing expense, net	(141,886)	(146,328)	(158,861)
Equity in net loss of unconsolidated affiliates, net of tax	(41,374)	(70,961)	(127,841)
Loss on early extinguishment of debt	(16,910)
Other, net	21,327	1,734	(18,584)

Total other expense	(178,843)	(215,555)	(305,286)

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	31,141	(64,994)	(149,497)
Provision for income taxes	(30,290)	(120,687)

Income (loss) from continuing operations before cumulative change in accounting principle	851	(185,681)	(149,497)
Cumulative change in accounting principle	(1,189)		(5,580)

Net loss	$(338)	$(185,681)	$(155,077)

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMBINED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(338)	$(185,681)	$(155,077)
Adjustments to reconcile net loss to net cash provided by operating activities	293,427	414,472	340,432

Net cash provided by operating activities	293,089	228,791	185,355

Investing activities:
Purchase of property and equipment	(174,147)	(160,675)	(261,577)
Additions to licensing costs and other intangible assets	(9,705)	(9,472)	(8,325)
Receipts from (investments in) unconsolidated affiliates	24,602	(80,715)	(134,761)
Acquisition of wireless properties	(16,220)
Proceeds from asset disposition	22,800	5,102
Payments to VoiceStream Wireless			(24,500)
Purchase of minority interest in Western Wireless International			(14,140)

Net cash used in investing activities	(152,670)	(245,760)	(443,303)

Financing activities:
Additions to long-term debt	715,000	70,000	690,000
Repayment of long-term debt	(1,011,145)	(27,040)	(440,044)
Issuance of common stock, net	228,970
Deferred financing costs	(28,155)
Premium on extinguishment of debt	(10,133)
Other, net		450	4,596

Net cash provided by (used in) financing activities	(105,463)	43,410	254,552

Change in cash and cash equivalents	34,956	26,441	(3,396)
Cash and cash equivalents, beginning of year	34,005	7,564	10,960

Cash and cash equivalents, end of year	$68,961	$34,005	$7,564

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
NOTES TO CONDENSED FINANCIAL INFORMATION

      This Schedule I and the related notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

1.	Basis of Presentation:

      The condensed financial information presented in Schedule I represents the balance sheets, statements of operations and cash flows for us as if our subsidiary, WWI, was an unconsolidated entity. Certain, but not all, of the net assets of WWI’s consolidated subsidiaries and equity based investments are restricted (“Restricted Subsidiaries”) under loan agreements including those of Slovenia, Austria and Bolivia. The Company less WWI is referred to as “Parent Company Only” in Schedule I. Our ownership in WWI has been reflected in this condensed financial information as if the investment was accounted for using the equity method.

2.	Long-Term Debt Maturities:

      The aggregate amounts of principal maturities as of December 31, 2003, of our debt excluding the debt of the Restricted Subsidiaries are as follows (Dollars in thousands):

Year Ending December 31,

2004	$99
2005	150,103
2006	250,054
2007	200,000
2008	572,000
Thereafter	720,000

$1,892,256

3.	Commitments and Contingencies:

Operating Leases:

      We have operating leases for cell site locations, administrative offices and retail locations. Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 2003, excluding the operating leases and agreements of the Restricted Subsidiaries are summarized as follows (Dollars in thousands):

Year Ending December 31,

2004	$18,406
2005	12,457
2006	9,098
2007	5,638
2008	3,280
Thereafter	7,159

$56,038

WESTERN WIRELESS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts(1)(2)	Deductions(3)		Period

	(Dollars in thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$22,059	$35,079	$1,165		$(33,780)	$24,523

Valuation allowance for deferred tax assets	$313,576	$(3,179)	$5,069	$		$315,466

Year ended December 31, 2002
Allowance for doubtful accounts	$20,407	$19,051	$1,090		$(18,489)	$22,059

Valuation allowance for deferred tax assets	$183,293	$133,450	$(3,167)	$		$313,576

Year ended December 31, 2001
Allowance for doubtful accounts	$15,801	$31,807	$7,093		$(34,294)	$20,407

Valuation allowance for deferred tax assets	$116,028	$67,265	$	$		$183,293

(1)	With respect to the allowance for doubtful accounts, this primarily reflects opening/ ending allowance for doubtful accounts related to market acquisitions/ dispositions, credits given to customers and currency translation adjustments.

(2)	With respect to the valuation allowance for deferred tax assets, this reflects non-rate impacting items.

(3)	Write-offs, net of bad debt recovery.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WIRELESS CORPORATION

By:	/s/ JOHN W. STANTON

John W. Stanton
Chairman of the Board and Chief Executive Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN W. STANTON John W. Stanton	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ THERESA E. GILLESPIE Theresa E. Gillespie	Vice Chairman and Director	March 12, 2004

/s/ MIKAL J. THOMSEN Mikal J. Thomsen	President and Director	March 12, 2004

/s/ M. WAYNE WISEHART M. Wayne Wisehart	Executive Vice President and Chief Financial Officer	March 12, 2004

/s/ SCOTT A. SOLEY Scott A. Soley	Vice President and Controller	March 12, 2004

/s/ JOHN L. BUNCE JR. John L. Bunce, Jr.	Director	March 12, 2004

/s/ MITCHELL R. COHEN Mitchell R. Cohen	Director	March 12, 2004

/s/ DANIEL J. EVANS Daniel J. Evans	Director	March 12, 2004

/s/ JONATHAN M. NELSON Jonathan M. Nelson	Director	March 12, 2004

/s/ PETER H. VAN OPPEN Peter H. van Oppen	Director	March 12, 2004