Form 10-Q
period 2004-03-31
WESTERN WIRELESS CORP
filed 2004-05-10
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-28160

Western Wireless Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1638901
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E. Bellevue, Washington	98006 (Zip Code)
(Address of principal executive offices)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 3, 2004

Class A Common Stock, no par value	85,035,907
Class B Common Stock, no par value	6,792,721

WESTERN WIRELESS CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,890	$128,597
Accounts receivable, net of allowance for doubtful accounts of $24,089 and $24,523, respectively	217,510	215,813
Inventory	27,165	30,182
Marketable securities	3,035	351
Prepaid expenses and other current assets	34,004	22,716

Total current assets	403,604	397,659
Property and equipment, net of accumulated depreciation of $979,702 and $932,915, respectively	904,689	901,866
Licensing costs and other intangible assets, net of accumulated amortization of $30,768 and $27,512, respectively	1,214,791	1,189,744
Investments in and advances to unconsolidated affiliates	9,392	9,353
Other assets	17,036	23,062

	$2,549,512	$2,521,684

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$74,009	$100,651
Accrued liabilities and other	216,626	203,753
Construction accounts payable	35,867	31,061
Current portion of long-term debt	48,334	47,318

Total current liabilities	374,836	382,783

Long-term liabilities:
Long-term debt, net of current portion	2,167,648	2,172,893
Deferred income taxes	157,028	150,977
Other long-term liabilities	41,067	39,565

Total long-term liabilities	2,365,743	2,363,435

Minority interests in consolidated subsidiaries	18,688	22,083

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 85,032,602 and 84,663,930 shares issued and outstanding, respectively;
Class B, 6,792,721 shares issued and outstanding	903,497	899,304
Deferred compensation	(84)	(112)
Accumulated other comprehensive loss	(15,316)	(16,514)
Deficit	(1,097,852)	(1,129,295)

Total net capital deficiency	(209,755)	(246,617)

	$2,549,512	$2,521,684

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Revenues:
Subscriber revenues	$348,489	$233,324
Roamer revenues	63,681	62,078
Fixed line revenues	12,883	15,051
Equipment sales	20,531	13,043
Other revenues	3,360	3,678

Total revenues	448,944	327,174

Operating expenses:
Cost of service (exclusive of depreciation and accretion and stock-based compensation, net of $73 and $0, respectively, included below)	121,374	94,635
Cost of equipment sales	47,664	32,661
General and administrative (exclusive of stock-based compensation, net of $1,674 and $0, respectively, included below)	73,780	58,105
Sales and marketing	63,635	47,464
Depreciation, amortization and accretion	58,719	65,813
Asset dispositions		7,640
Stock-based compensation, net	1,747

Total operating expenses	366,919	306,318

Other income (expense):
Interest and financing expense, net	(34,256)	(38,479)
Equity in net income (loss) of unconsolidated affiliates, net of tax	1,236	(1,057)
Other, net	(6,802)	(1,024)

Total other expense	(39,822)	(40,560)

Minority interests in net (income) loss of consolidated subsidiaries	(2,461)	2,392

Income (loss) before provision for income taxes and cumulative change in accounting principle	39,742	(17,312)
Provision for income taxes	(8,299)	(4,490)

Income (loss) before cumulative change in accounting principle	31,443	(21,802)
Cumulative change in accounting principle		(2,231)

Net income (loss)	$31,443	$(24,033)

Basic income (loss) per share:
Before cumulative change in accounting principle	$0.34	$(0.27)
Cumulative change in accounting principle		(0.03)

Basic income (loss) per share	$0.34	$(0.30)

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.32	$(0.27)
Cumulative change in accounting principle		(0.03)

Diluted income (loss) per share	$0.32	$(0.30)

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) — (Continued)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Comprehensive income (loss):
Net income (loss)	$31,443	$(24,033)
Unrealized income (loss) on marketable securities:
Reclassification adjustment		76
Unrealized holding loss	(1,517)	(534)

Net unrealized loss on marketable securities	(1,517)	(458)

Unrealized income on hedges:
Reclassification adjustment	459
Unrealized gain on hedges	4,797	1,317

Net unrealized income on hedges	5,256	1,317

Foreign currency translation	(2,541)	51

Total comprehensive income (loss)	$32,641	$(23,123)

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
Operating activities:
Net income (loss)	$31,443	$(24,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative change in accounting principle		2,231
Depreciation, amortization and accretion	59,966	66,700
Deferred income taxes	6,051	3,809
Asset dispositions		7,640
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(222)	4,396
Minority interests in net income (loss) of consolidated subsidiaries	2,461	(2,392)
Adjustment of interest rate hedges to fair market value	7,533	(2,185)
Non-cash interest	2,865	2,498
Other, net	787	3,130
Changes in operating assets and liabilities	(16,811)	8,649

Net cash provided by operating activities	94,073	70,443

Investing activities:
Purchase of property and equipment	(62,031)	(51,748)
Purchase of minority interests	(31,163)
Purchases of marketable securities	(4,201)
Other, net	694	(1,331)

Net cash used in investing activities	(96,701)	(53,079)

Financing activities:
Additions to long-term debt		24,504
Repayment of long-term debt	(24)	(27,718)
Dividends paid to minority partners	(4,410)
Issuances of common stock, net	1,851	52

Net cash used in financing activities	(2,583)	(3,162)

Effect of exchange rate changes	(1,496)	300
Change in cash and cash equivalents	(6,707)	14,502
Cash and cash equivalents, beginning of period	128,597	62,429

Cash and cash equivalents, end of period	$121,890	$76,931

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

      Western Wireless Corporation (“Western Wireless,” “the Company,” “we,” “our” and “us”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. We provide cellular operations primarily in rural areas in 19 western states under the CellularONE® and Western Wireless® brand names.

      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. WWI also has a non-controlling interest in Georgia.

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2003, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated March 31, 2004 and 2003, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K for the year ended December 31, 2003.

2.	Summary of Significant Accounting Policies:

Reclassifications:

      Certain amounts in prior years’ financial statements have been reclassified to conform to the 2004 presentation.

Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of March 31, 2004, we consolidate six of WWI’s operating entities: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

      U.S. headquarters functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our equity investment in Georgia are presented on a one-quarter lag. We believe presenting financial information on a one-quarter lag for certain entities is necessary to provide adequate time to convert the results into United States Generally Accepted Accounting Principles (“GAAP”) and ensure quality and accurate information to the users of our financial statements.

Derivative Financial Instruments:

      In January 2004, we entered into an interest rate swap with a notional value of $200 million to hedge the fair value of $200 million of the 9.250% Senior Notes due July 2013 (“2013 Notes”). The interest rate swap expires in July 2013 in conjunction with the 2013 Notes. Semi-annually we will pay a floating rate of interest equal to the six month LIBOR plus a fixed margin of 4.3975% and receive fixed rate payments of 9.25% in return.

      The terms of the interest rate swap agreement and the 2013 Notes are such that effectiveness can be measured using the short-cut method defined in Statement of Financial Accounting Standards (“SFAS”)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This interest rate swap agreement had no impact on our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2004. The fair value of the interest rate swap at March 31, 2004 was $1.9 million with an offset classified as long-term debt in our condensed consolidated balance sheet.

Stock-Based Compensation Plans:

      As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), we have elected to continue to follow the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans.

      The following table illustrates the effect on our net income (loss) and basic and diluted income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to our stock-based compensation plans:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except per share data)
Net income (loss):
As reported	$31,443	$(24,033)
Add: stock-based compensation expense included in reported net income (loss)	1,747
Deduct: stock-based compensation expense determined under fair value method for all awards	(3,691)	(1,235)

Pro forma net income (loss)	$29,499	$(25,268)

Basic income (loss) per share:
As reported	$0.34	$(0.30)

Pro forma	$0.32	$(0.32)

Diluted income (loss) per share:
As reported	$0.32	$(0.30)

Pro forma	$0.29	$(0.32)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months
	Ended
	March 31,

	2004	2003

Weighted average risk free interest rate	4.0%	4.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.0%	75.0%
Expected lives (in years)	6.5	7.5

      The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Long-Term Debt:

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
Credit Facility:
Revolvers	$350,000	$350,000
Term Loans	822,000	822,000
9.250% Senior Notes Due 2013	600,000	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000	115,000
tele.ring Term Loan	194,647	200,753
Slovenian Credit Facility	67,350	69,438
Bolivian Bridge Loan	34,700	34,700
Other	32,285	28,320

	2,215,982	2,220,211
Less current portion	(48,334)	(47,318)

	$2,167,648	$2,172,893

      The aggregate amounts of principal maturities as of March 31, 2004, are as follows (dollars in thousands):

Nine months ending December 31, 2004	$48,309
Year ending December 31,
2005	228,896
2006	401,516
2007	219,118
2008	593,035
Thereafter	725,108

$2,215,982

Credit Facility:

      At March 31, 2004, we had a $1.55 billion senior secured credit facility with a consortium of lenders (the “Credit Facility”) consisting of (i) a $350 million term loan (“Term Loan A”); (ii) a $500 million term loan (“Term Loan B”); and (iii) two $350 million revolving loans (“Revolver A” and “Revolver B”).

      The Credit Facility requires us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. On April 30, 2004, we were required to prepay approximately $63 million of indebtedness under the Credit Facility from excess cash flow and we subsequently reborrowed $63 million under Revolver A of the Credit Facility. The Credit Facility further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received, such as the proceeds from the sale of Croatia. We were in compliance with our financial covenants under the Credit Facility at March 31, 2004 and had approximately $300 million available to borrow under Revolver A. As of May 7, 2004 giving effect to the repayment and reborrowing (discussed above), we had approximately $235 million available to borrow under the Credit Facility.

      On April 22, 2004, we executed a commitment letter with Wachovia Bank, National Association, and JP Morgan Chase Bank for a $1.5 billion senior secured credit facility, which contemplates a refinancing of

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Credit Facility (the “New Credit Facility”). Proceeds from the New Credit Facility will be used to repay the outstanding obligations under the Credit Facility and for working capital and other corporate purposes. Upon consummation of the refinancing of the Credit Facility, we will recognize a loss on extinguishment of debt for the quarter ending June 30, 2004 of approximately $13 million for the write-off of the existing deferred financing costs relating to the Credit Facility.

      Entering into the New Credit Facility is subject to, among other things, negotiation of definitive documentation and syndication of the facility. There can be no assurance that the New Credit Facility will be completed.

Bolivian Bridge Loan:

      In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its prorata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan.

      In April 2004, NuevaTel finalized the terms of a credit facility agreement (“Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The Bolivian Credit Facility will be utilized to refinance the Bolivian Bridge Loan and to provide funding for the implementation and expansion of NuevaTel’s network in Bolivia.

      We anticipate funding of the Bolivian Credit Facility’s entire commitment of $50 million in one tranche in May 2004. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has entered into a sponsor support agreement with OPIC pursuant to which WWIC will have a maximum obligation to OPIC of $11.6 million. In May 2004, WWIC secured this obligation by providing a letter of credit in favor of OPIC, secured by cash collateral of $11.6 million.

      As of March 31, 2004, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. The maturity date of the Bolivian Bridge Loan has been extended until May 21, 2004. Until the Bolivian Credit Facility closes, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted.

4.	Commitments and Contingencies:

Haiti:

      In accordance with the Rights Agreements entered into in September 1998 by a wholly owned subsidiary of WWI with two of the shareholders of Communication Cellulaire d’ Haiti, S.A. (“COMCEL”), WWI’s Haitian subsidiary, these two minority shareholders had the right to elect that WWI’s wholly owned subsidiary purchase all of their shares at fair market value, as defined in the agreements, within the 30 day period after COMCEL’s issuance of its December 31, 2003 financial statements. The 30 day period expired in April 2004, and the two minority shareholders elected not to exercise their purchase option.

      In February 2004, rebels in opposition to President Jean-Bertrand Aristide gained control of several of Haiti’s key cities ultimately resulting in Aristide’s resignation. In March 2004, a multinational peacekeeping force, including U.S. Marines, arrived in Haiti to secure key areas and restore order in the country. COMCEL’s network has remained operational during this period of civil unrest with the exception of temporary interruption in communications services to some parts of the country. COMCEL’s retail locations are back to normal operations.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income (Loss) Per Common Share:

      SFAS No. 128, “Earnings Per Share,” requires two presentations of income (loss) per share — “basic” and “diluted.” Basic income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, convertible debt and the employee stock purchase plan using the “treasury stock” method or the “if converted” method, as applicable.

      For loss periods, all options outstanding would be considered antidilutive. For the three months ended March 31, 2004 and 2003, weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were antidilutive, were 761,000 and 2,990,000, respectively. In net income periods, certain options remain anti-dilutive because the option exercise price is above the average market price of our outstanding shares for the period. The calculation of diluted income per share for the three months ended March 31, 2004, included the assumed conversion of our 4.625% Convertible Subordinated Notes into Class A common stock and the exercise of stock options. Stock option exercises and the conversion of all or a portion of the 4.625% Convertible Subordinated Notes could potentially dilute basic income per share in the future.

      The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands, except
	per share data)
Basic income (loss) per share computation:
Numerator:
Income (loss) before cumulative change in accounting principle	$31,443	$(21,802)
Cumulative change in accounting principle		(2,231)

Net income (loss)	$31,443	$(24,033)

Denominator:
Weighted average common shares outstanding	91,708,000	79,185,000

Basic income (loss) per share:
Before cumulative change in accounting principle	$0.34	$(0.27)
Cumulative change in accounting principle		(0.03)

Basic income (loss) per share	$0.34	$(0.30)

Diluted income (loss) per share computation:
Numerator:
Income (loss) before cumulative change in accounting principle	$31,443	$(21,802)
Add back interest and financing expense on convertible subordinated notes	1,378

Adjusted income before cumulative change in accounting principle	32,821
Cumulative change in accounting principle		(2,231)

Adjusted net income (loss)	$32,821	$(24,033)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands, except
	per share data)
Denominator:
Weighted average common shares outstanding	91,708,000	79,185,000
Assumed exercise of stock options	2,276,000
Assumed exercise of convertible subordinated notes	7,441,000

Diluted weighted average shares outstanding	101,425,000	79,185,000

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.32	$(0.27)
Cumulative change in accounting principle		(0.03)

Diluted income (loss) per share	$0.32	$(0.30)

6.	Acquisitions, Dispositions and Discontinued Operations:

PCS Licenses Acquisition:

      In April 2004, we entered into a roaming agreement and a series of related agreements with WirelessCo, L.P. (“Sprint PCS”) and certain of its subsidiaries whereby we agreed to purchase, for a nominal amount of cash, certain domestic Federal Communications Commission licenses from Sprint PCS to expand our wireless network. We have agreed to provide discounted roaming services and to meet certain buildout commitments. Sprint PCS has agreed to prefer our network in certain locations for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009.

Ireland:

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor, our Irish subsidiary, from two of its partners for cash of approximately $30.2 million. As a result of the transaction, WWI recorded $28.7 million in additional license cost and a $1.5 million reduction of minority interests in consolidated subsidiaries.

Austria:

      In January 2004, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from an officer of the same subsidiary for approximately $1.0 million. The acquisition was in accordance with a put agreement entered into between the subsidiary and the officer in the fourth quarter of 2001. The officer still holds 0.25% ownership under the terms of the agreement.

7.	Operating Segments and Related Information:

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist of consolidated subsidiaries and operating entities around the world. Our Chief Executive Officer evaluates international operations on a country by country basis; accordingly, our operating segments include domestic operations, Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and Haiti, are aggregated into “all other international” as provided for under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) based on their relative size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131.

      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment mainly provides wireless services.

      The table below summarizes financial results for each segment:

	Domestic	Austrian	All Other
	Operations	Operations	International(1)	Consolidated

	(Dollars in thousands)
Three months ended March 31, 2004 Total revenues	$249,426	$145,538	$53,980	$448,944
Depreciation, amortization and accretion	39,596	3,969	15,154	58,719
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net income (loss) of unconsolidated affiliates	(31)		1,267	1,236
Provision for income taxes	6,051	1	2,247	8,299
Adjusted EBITDA(2)	104,758	35,831	1,902	142,491
Total assets	1,850,459	241,908	457,145	2,549,512
Total capital expenditures	46,590	7,864	7,577	62,031
Three months ended March 31, 2003 Total revenues	$221,477	$73,915	$31,782	$327,174
Depreciation, amortization and accretion	50,162	2,376	13,275	65,813
Asset dispositions	7,640			7,640
Interest and financing expense, net	23,780	2,509	12,190	38,479
Equity in net loss of unconsolidated affiliates	(169)		(888)	(1,057)
Provision for income taxes	3,809	1	680	4,490
Adjusted EBITDA(2)	97,848	3,110	(6,649)	94,309
Total assets	1,789,220	155,934	450,481	2,395,635
Total capital expenditures	30,605	8,967	12,176	51,748

(1)	Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $22.7 million and $13.7 million for the three months ended March 31, 2004 and 2003, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $140.8 million and $134.9 million at March 31, 2004 and 2003, respectively.

(2)	Adjusted EBITDA:

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net (income) loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

      Other companies in the wireless industry may define Adjusted EBITDA in a different manner or present other varying financial measures, and, accordingly, the Company’s presentation may not be comparable to other similarly titled measures of other companies. The Company’s calculation of Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.

      We view Adjusted EBITDA as an operating performance measure and as such, believe that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income (loss). We have presented Adjusted EBITDA because this financial measure, in combination with other financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of our business. Adjusted EBITDA is also considered a significant performance measure. It is used by management as a measurement of our success in obtaining, retaining and servicing customers by reflecting our ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate our performance.

      Adjusted EBITDA is consistent with certain financial measures used in our Credit Facility and our 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

      Adjusted EBITDA should not be construed as an alternative to net income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. We believe Adjusted EBITDA is useful to investors as a means to evaluate the Company’s operating performance prior to financing costs, deferred tax charges, non-cash depreciation and amortization expense, and certain other non-cash charges. Although Adjusted EBITDA may be defined differently by other companies in the wireless industry, we believe that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended March 31, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$32,997	$28,025	$(29,579)	$31,443
Depreciation, amortization and accretion	39,596	3,969	15,154	58,719
Asset dispositions	—	—	—	—
Stock-based compensation, net	—	147	1,600	1,747
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	6,214	1,039	(1,687)	5,566
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	2,461	2,461
Provision for income taxes	6,051	1	2,247	8,299
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	—	—	—	—

Adjusted EBITDA	$104,758	$35,831	$1,902	$142,491

	Three Months Ended March 31, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$13,281	$(3,722)	$(33,592)	$(24,033)
Depreciation, amortization and accretion	50,162	2,376	13,275	65,813
Asset dispositions	7,640	—	—	7,640
Stock-based compensation, net	—	—	—	—
Interest and financing expense, net	23,780	2,509	12,190	38,479
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,013)	1,176	2,918	2,081
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	(2,392)	(2,392)
Provision for income taxes	3,809	1	680	4,490
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$97,848	$3,110	$(6,649)	$94,309

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations, including wireless number portability; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” contained in our Form 10-K for the year ended December 31, 2003 and in our public offering prospectuses.

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

      The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Overview

      We provide cellular communications services in 19 western states under the CellularONE® (“CellularONE”) and Western Wireless® brand names principally through the ownership and operation of cellular wireless systems. Our domestic operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. Additionally, we own personal communications services (“PCS”) licenses in 18 western states which we primarily use to support our roaming partners.

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

      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and equity investments, is a provider of mobile communications services in seven countries. WWI owns controlling interests in six of these countries: Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. WWI also has an equity interest in Georgia.

Results of Domestic Operations for the Three Months Ended March 31, 2004 and 2003

      We had 1,313,300 domestic subscribers at March 31, 2004 representing an increase of 22,900, or 2%, compared to December 31, 2003. We had 1,216,100 domestic subscribers at March 31, 2003 representing an increase of 18,300, or 2%, from December 31, 2002. At March 31, 2004, approximately 5% of our domestic subscribers were with a single reseller.

      The following table sets forth certain financial data as it relates to our domestic operations:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Revenues:
Subscriber revenues	$186,676	$162,367
Roamer revenues	48,037	48,179
Equipment sales	14,212	9,816
Other revenues	501	1,115

Total revenues	$249,426	$221,477
Operating expenses:
Cost of service	$42,987	$39,385
Cost of equipment sales	22,789	18,898
General and administrative	47,000	38,977
Sales and marketing	31,892	26,369
Depreciation, amortization and accretion	39,596	50,162
Asset dispositions		7,640

Total operating expenses	$184,264	$181,431
Adjusted EBITDA	$104,758	$97,848

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

Domestic Revenues

      The increase in subscriber revenues for the three months ended March 31, 2004 compared to the same period in 2003 was partly due to an increase in average revenue per subscriber (defined as subscriber revenues divided by average subscribers) (“ARPU”) and due partly to a growth in subscribers. ARPU was $47.80 for the three months ended March 31, 2004, a 6.6% increase from $44.84 for the same period in 2003. The increase in ARPU is due primarily to the inclusion in subscriber revenue of amounts collected from customers for federal and state universal service fund (“USF”) assessments, which contributed $1.61 to the year-over-year increase in ARPU, and a regulatory charge to our subscribers beginning in May 2003, which is intended to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced E911. The regulatory charge contributed $1.54 to the increase in ARPU for the period ended March 31, 2004 as compared to the same period in 2003. We expect factors such as the inclusion of a full year of subscriber collections for state and federal USF assessments along with an increase in our regulatory charge, implemented in early 2004, to provide for an overall higher ARPU in 2004 as compared to 2003.

      The slight decrease in roamer revenues for the three months ended March 31, 2004 compared to the same period in 2003 was due to a $7.9 million decrease related to lower per minute roaming revenue, partially offset by an increase of $7.7 million related to increased roamer minutes of use (“MOUs”). The lower revenue per minute was primarily the result of scheduled rate decreases charged between carriers. The increase in roaming traffic is primarily due to a shifting in the carrier mix year-over-year and the launching of GSM roaming services in certain of our markets in late 2003. In July of 2004, AT&T Wireless Services, Inc. (“AT&T Wireless”), currently our largest roaming partner, will no longer be contractually required to have its customers prefer our TDMA network when roaming in our footprint. As a result, AT&T Wireless may move some of its existing TDMA traffic to other carriers. Further, we have small contractual rate decreases in 2004 under our long-term contracts with Cingular Wireless LLC (“Cingular”) and Verizon Wireless Corporation (“Verizon”). In April 2004, we entered into a roaming agreement and a series of related agreements with WirelessCo, L.P. (“Sprint PCS”) and certain of its subsidiaries whereby we agreed to purchase, for a nominal amount of cash, certain domestic Federal Communications Commission licenses from Sprint PCS to expand our wireless network. We have agreed to provide discounted roaming services and to meet certain buildout commitments. Sprint PCS has agreed to prefer our network in certain locations for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009. In 2004, we believe the possibility of a reduction in AT&T Wireless TDMA traffic along with the previously mentioned rate decreases will be largely offset by growth in minutes with GSM and CDMA roaming partners.

      In February 2004, our two largest roaming partners AT&T Wireless and Cingular announced a merger. We are unsure of the impact that this will have on us, if any.

      The increase in equipment sales for the three months ended March 31, 2004 compared to the same period in 2003 was due to an increase in the number of handsets sold coupled with an increase in the average revenue per handset sold. We expect to continue to offer promotional handset pricing to subscribers who enter into two-year service contracts with us.

Domestic Operating Expenses

      The increase in cost of service for the three months ended March 31, 2004 compared to the same period in 2003 was due to an increase in the volume of subscriber and roamer MOUs partially offset by decreased costs per MOU. Cost of service per MOU decreased to $0.019 per MOU for the three months ended March 31, 2004 from $0.023 per MOU for the three months ended March 31, 2003. The decrease in cost of service per MOU was primarily attributable to a decrease in interconnection costs on an overall and a per minute basis. In addition, we experienced decreased per minute off-network roaming costs for our customers as a result of lower contractual rates. We expect cost of service dollars to continue to increase in 2004 as compared to 2003 due to the addition of fixed costs to support our new GSM roaming agreements and increased costs to support our growing subscriber base. We expect cost of service per MOU to continue to gradually decline in 2004 as compared to 2003.

      Cost of equipment sales increased for the three months ended March 31, 2004 compared to the same period in 2003. The increase was the result of an increase in the volume of handsets sold and an increase in the average per unit cost of handsets sold. We have seen an increase in the average per unit cost year-over-year due to the increased technological requirements to support new features in our “Hello2Pix,” “Hello2Txt” and “Hello2Web” offerings. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

      General and administrative costs increased for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily a result of the inclusion of USF remittances in general and administrative expense beginning in the third quarter of 2003 along with increased costs to support a growing subscriber base. Our general and administrative monthly cost per average subscriber increased to $12.03 for the three months ended March 31, 2004 compared to $10.76 for the same period in 2003. The USF remittances increased our year-over-year general and administrative monthly cost per average subscriber by $1.58 for the three months ended March 31, 2004 partially offset by increased efficiencies due to a larger subscriber base. We anticipate monthly cost per average subscriber to increase slightly for the twelve months ending December 31, 2004 compared to the same period in 2003 driven by a full year of USF remittances being included in 2004 compared to only six months being included in 2003.

      Sales and marketing costs increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to increases in advertising, fixed selling costs required to support 16 additional stores and variable incentive costs related to a growth in 24 month contracts. For the three months ended March 31, 2004, cost per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross subscriber additions) increased to $422 compared to $385 for the three months ended March 31, 2003. The increase in CPGA for the three months ended March 31, 2004 compared to the same period in 2003 is due mainly to the year-over-year increases discussed above. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These retention costs had a $59 and $53 impact on CPGA for the three months ended March 31, 2004 and 2003, respectively. We expect CPGA to be relatively flat for the twelve months ending December 31, 2004 compared to the same period in 2003. We expect year-over-year CPGA to be impacted by anticipated increases in advertising related to wireless local number portability and increased fixed costs related to new stores offset by lower retention costs related to an increase in 24 month contracts and an increase in gross subscriber additions.

      Depreciation, amortization and accretion expense decreased for the three months ended March 31, 2004 compared to the same period in 2003. This decrease was due primarily to an increase in fully depreciated assets such as analog radios.

      The asset dispositions loss for the three months ended March 31, 2003 resulted from recording a $7.6 million impairment charge related to the sale of our Arizona 6 Rural Service Area (“RSA”). The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our consolidated statements of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.

Domestic Adjusted EBITDA

      Domestic Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily as a result of an increase in subscriber revenues partially offset by increases in operating expenses. Operating margin (domestic Adjusted EBITDA as a percentage of service revenues) decreased slightly to 44.5% for the three months ended March 31, 2004 compared to 46.2% for the three months ended March 31, 2003. The inclusion of USF collections in revenues for the three months ended March 31, 2004 reduced our operating margin percentage by approximately 1.3%. We expect domestic Adjusted EBITDA to continue to increase at a moderate pace in 2004 as compared to 2003.

Results of International Operations for the three months ended March 31, 2004 and 2003

      The following discussions include, where meaningful, the results of WWI and our international operating segments for the quarters ended March 31, 2004 and 2003. WWI has operating segments consisting of each country in which it operates; however, Austria is our only reportable segment under the guidance of SFAS No. 131. Operating results related to Austria are separately disclosed where meaningful.

      U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag.

      Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Bolivia and Haiti and fixed line service mainly in Austria. We had 1,339,400 consolidated international subscribers at March 31, 2004, compared to 1,194,200 consolidated international subscribers at December 31, 2003, an increase of 12%. Of these consolidated international subscribers, Austria had 726,800 subscribers at March 31, 2004, compared to 634,200 at December 31, 2003, an increase of 15%. As of March 31, 2004 and 2003, approximately 46% and 35%, respectively, of our consolidated international subscribers were postpaid customers. As of March 31, 2004 and 2003, approximately 79% and 66%, respectively, of our Austrian subscribers were postpaid customers. As of March 31, 2004, we had 152,300 fixed lines, of which Austria represented 98%.

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Revenues:
Subscriber revenues	$161,813	$70,957
Roamer revenues	15,644	13,899
Fixed line revenues	12,883	15,051
Equipment sales	6,319	3,227
Other revenues	2,859	2,563

Total revenues	$199,518	$105,697
Operating expenses:
Cost of service	$78,387	$55,250
Cost of equipment sales	24,875	13,763
General and administrative	26,780	19,128
Sales and marketing	31,743	21,095
Depreciation, amortization and accretion	19,123	15,651
Stock-based compensation	1,747

Total operating expenses	$182,655	$124,887
Adjusted EBITDA	$37,733	$(3,539)

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

      Because our subsidiary WWI has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three months ended March 31, 2004 as compared to the same period in 2003 reflect the effects of a 14% average appreciation of the euro as compared to the U.S. dollar. The appreciation of the euro had a comparable increase to both revenues and operating expenses. Our European subsidiaries, in aggregate, represented approximately 86% of total consolidated international revenues for the quarters ended March 31, 2004 and 2003. We cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

      Total subscriber revenues increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an increase in the number of subscribers across most of our markets, increased ARPU and the strengthening of the euro as compared to the U.S. dollar. International ARPU was $42.57 for the three months ended March 31, 2004 compared to $29.98 for the same period in 2003. Austrian ARPU was $57.09 and $41.82 for the three months ended March 31, 2004 and 2003, respectively. The increases in total international and Austrian ARPU were mainly due to an increase in postpaid subscribers, primarily in Austria, who generally generate higher service revenue than prepaid subscribers and the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar accounted for $4.12 and $6.87 of the increase in international and Austrian ARPU, respectively. We anticipate growth in subscriber revenues in 2004, as compared to 2003, exclusive of changes in currency exchange rates, due to anticipated year-over-year subscriber growth and a focus on continued growth in postpaid customers who typically have a higher ARPU. We anticipate modest growth in ARPU, with the majority of subscriber revenue growth coming from an increased number of subscribers.

      Total international roamer revenues increased for the three months ended March 31, 2004 compared to the same period in 2003 due to the strengthening of the euro as compared to the U.S. dollar which more than offset a slight decrease in total international and Austrian roamer revenues. We expect total roamer revenues, exclusive of changes in currency exchange rates, to remain relatively constant in 2004 as compared to 2003.

      Total fixed line revenues decreased for the three months ended March 31, 2004 compared to the same period in 2003 as a result of fewer fixed line customers due to limited marketing activity in Austria partially offset by the strengthening of the euro as compared to the U.S. dollar. We expect fixed line revenues, exclusive of changes in currency exchange rates, to decline slightly in 2004 as compared to 2003.

      Total equipment sales increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to selling more handsets as a result of adding more subscribers, mainly in Austria. In addition, equipment sales were favorably impacted by the strengthening of the euro as compared to the U.S. dollar. An increase in the average sales price per handset in Austria also added to the increase in total international equipment sales. We anticipate modest continued growth in international equipment sales, exclusive of changes in currency exchange rates, in 2004 primarily as a result of increases in mobile subscriber additions.

International Operating Expenses

      Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administration in the United States.

      Total cost of service increased for the three months ended March 31, 2004 as compared to the same period in 2003. This was due primarily to a 61% increase in the number of average subscribers across all of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, average monthly cost of service decreased to $20.62 from $23.35 for the three months ended March 31, 2004 and 2003, respectively. Average monthly cost of service per average Austrian subscriber decreased to $26.55 for the three months ended March 31, 2004 from $33.60 in the same period in 2003. The decreases in total international and Austrian average monthly cost of service per average subscriber are mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro partially offset efficiency increases and increased average monthly cost of service for the three months ended March 31, 2004 as compared to the same period in 2003 by $3.43 and $5.52 on a per average international subscriber and per average Austrian subscriber basis, respectively. We expect cost of service dollars to increase in 2004 as compared to 2003 due to a growing subscriber base but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

      The increase in total cost of equipment sales for the three months ended March 31, 2004 over the same period in 2003 was largely due to the increase in volume of handsets sold in Austria as a result of higher subscriber additions and the strengthening of the euro as compared to the U.S. dollar, partially offset by a decrease in the average per unit cost of handsets in Austria. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      Total general and administrative costs increased for the three months ended March 31, 2004 compared to the same period in 2003. This was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, general and administrative monthly cost was $7.05 and $8.08 for the three months ended March 31, 2004 and 2003, respectively. General and administrative monthly cost per average Austrian subscriber was $7.03 for the three months ended March 31, 2004 and $9.12 for the three months ended March 31, 2003. The decreases in total international and Austrian general and administrative monthly cost per average international and Austrian subscriber, respectively, were mainly due to increased cost efficiencies resulting from a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost for the three months ended March 31, 2004 as compared to the same period in 2003 by $1.01 and $1.50 on a per average international subscriber and per average Austrian subscriber basis, respectively. We expect general and administrative dollars to continue to increase in 2004 as compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies related to a larger subscriber base.

      Total sales and marketing costs increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to: (i) increased agent and indirect commissions and retailer and dealer subsidies attributable to higher subscriber additions; (ii) customer retention programs, mainly in Austria and Ireland; and (iii) the strengthening of the euro as compared to the U.S. dollar. International CPGA was $204 and $178 for the three months ended March 31, 2004 and 2003, respectively. The year-over-year increase is a result of the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro increased CPGA by $28 for the three months ended March 31, 2004 as compared to the same period in 2003. Austrian CPGA increased to $285 for the three months ended March 31, 2004 from $281 for the same period in 2003. The strengthening of the euro as compared to the U.S. dollar increased Austrian CPGA $46, offsetting an actual decline in Austrian CPGA of $42 due to advertising costs being spread over a larger number of gross subscriber additions. We expect sales and marketing dollars, including equipment subsidies, to increase in 2004 as compared to 2003, exclusive of changes in currency exchange rates, due to increased agent and indirect commissions, retailer and dealer subsidies, and advertising to support the expansion of our network in Ireland during the second half of 2004. We expect CPGA to increase in 2004 as compared to the same period in 2003, exclusive of changes in currency exchange rates, mainly due to increased spending in Ireland.

      Total depreciation, amortization and accretion expense increased for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to network expansion in Austria and the strengthening of the euro as compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, we anticipate depreciation, amortization and accretion expense will increase in future periods.

      The increase in total stock-based compensation for the three months ended March 31, 2004 from the same period in 2003 is primarily a result of a revaluation of WWI’s stock appreciation rights (“SARs”) based on current market conditions.

International Adjusted EBITDA

      International Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved by $41.3 million for the three months ended March 31, 2004 compared to the same period in 2003. The year-over-year increase was mainly due to an increase in Austrian Adjusted EBITDA to $35.8 million for the three months ended March 31, 2004 from $3.1 million for the three months ended March 31, 2003. We expect international Adjusted EBITDA to continue to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net (income) loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

      Other companies in the wireless industry may define Adjusted EBITDA in a different manner or present other varying financial measures, and, accordingly, the Company’s presentation may not be comparable to other similarly titled measures of other companies. The Company’s calculation of Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.

      We view Adjusted EBITDA as an operating performance measure and as such, believe that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income (loss). We have presented Adjusted EBITDA because this financial measure, in combination with other financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of our business. Adjusted EBITDA is also considered a significant performance measure. It is used by management as a measurement of our success in obtaining, retaining and servicing customers by reflecting our ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of Adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate our performance.

      Adjusted EBITDA is consistent with certain financial measures used in our domestic credit facility and the indenture for our senior notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

      Adjusted EBITDA should not be construed as an alternative to net income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. We believe Adjusted EBITDA is useful to investors as a means to evaluate the Company’s operating performance prior to financing costs, deferred tax charges, non-cash depreciation and amortization expense, and certain other non-cash charges. Although Adjusted EBITDA may be defined differently by other companies in the wireless industry, we believe that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended March 31, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$32,997	$28,025	$(29,579)	$31,443
Depreciation, amortization and accretion	39,596	3,969	15,154	58,719
Asset dispositions	—	—	—	—
Stock-based compensation, net	—	147	1,600	1,747
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	6,214	1,039	(1,687)	5,566
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	2,461	2,461
Provision for income taxes	6,051	1	2,247	8,299
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	—	—	—	—

Adjusted EBITDA	$104,758	$35,831	$1,902	$142,491

	Three Months Ended March 31, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$13,281	$(3,722)	$(33,592)	$(24,033)
Depreciation, amortization and accretion	50,162	2,376	13,275	65,813
Asset dispositions	7,640	—	—	7,640
Stock-based compensation, net	—	—	—	—
Interest and financing expense, net	23,780	2,509	12,190	38,479
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,013)	1,176	2,918	2,081
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	(2,392)	(2,392)
Provision for income taxes	3,809	1	680	4,490
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$97,848	$3,110	$(6,649)	$94,309

Consolidated Other Income (Expense)

      Interest and financing expense decreased to $34.3 million for the three months ended March 31, 2004 from $38.5 million for the three months ended March 31, 2003. The decrease in interest expense is due mainly to a reduction in our domestic debt outstanding. For the three months ended March 31, 2004 and 2003, respectively, the weighted average domestic interest rate paid to third parties was 6.4% and 6.3%. For the three months ended March 31, 2004 and 2003, the international weighted average interest rate paid to third parties by consolidated WWI entities was 6.2% and 6.9%, respectively. The decrease in the WWI weighted average interest rate was offset by an increase in the weighted average outstanding debt for the three months ended March 31, 2004 as compared to the same period in 2003.

Consolidated Provision for Income Taxes

      For the three months ended March 31, 2004, the domestic deferred income tax provision was $6.1 million. This deferred income tax provision was due to the ongoing differences between book and tax amortization on our domestic licenses. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on cash flows from operating, investing or financing activities. Our consolidated provision for income taxes also reflects $2.2 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively, related to our operations in Haiti.

Consolidated Net Income (Loss)

      On a consolidated basis, our income (loss) increased by $55.5 million for the three months ended March 31, 2004 compared to the same period a year ago. The increase resulted mainly from increases in domestic and international Adjusted EBITDA (See “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”).

Consolidated Liquidity and Capital Resources

      At March 31, 2004, we had a $1.55 billion senior secured credit facility with a consortium of lenders (the “Credit Facility”) consisting of (i) a $350 million term loan (“Term Loan A”); (ii) a $500 million term loan (“Term Loan B”); and (iii) two $350 million revolving loans (“Revolver A” and “Revolver B”).

      The Credit Facility requires us to make mandatory prepayments from excess cash flow and from certain proceeds of certain indebtedness. On April 30, 2004, we were required to prepay approximately $63 million of indebtedness under the Credit Facility from excess cash flow and we subsequently reborrowed $63 million under Revolver A of the Credit Facility. The Credit Facility further limits the amount we are permitted to invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts received, such as the proceeds from the sale of Croatia. We were in compliance with our financial covenants under the Credit Facility at March 31, 2004 and had approximately $300 million available to borrow under Revolver A. As of May 7, 2004 giving effect to the repayment and reborrowing (discussed above), we had approximately $235 million available to borrow under the Credit Facility.

      On April 22, 2004, we executed a commitment letter with Wachovia Bank, National Association, and JP Morgan Chase Bank for a $1.5 billion senior secured credit facility, which contemplates a refinancing of our Credit Facility (the “New Credit Facility”). Proceeds from the New Credit Facility will be used to repay the outstanding obligations under the Credit Facility and for working capital and other corporate purposes. Upon consummation of the refinancing of the Credit Facility, we will recognize a loss on extinguishment of debt for the quarter ending June 30, 2004 of approximately $13 million for the write-off of the existing deferred financing costs relating to the Credit Facility.

      Entering into the New Credit Facility is subject to, among other things, negotiation of definitive documentation and syndication of the facility. There can be no assurance that the New Credit Facility will be completed.

      In October 2000, NuevaTel, S.A. (“NuevaTel”), a subsidiary of WWI, entered into a bridge loan facility (“Bolivian Bridge Loan”) to provide funding for the build-out and implementation of NuevaTel’s network in Bolivia. WWI has guaranteed its prorata share (71.5%), based upon its ownership interest in NuevaTel, of the Bolivian Bridge Loan.

      In April 2004, NuevaTel finalized the terms of a credit facility agreement (“Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The Bolivian Credit Facility will be utilized to refinance the Bolivian Bridge Loan and to provide funding for the implementation and expansion of NuevaTel’s network in Bolivia.

      We anticipate funding of the Bolivian Credit Facility’s entire commitment of $50 million in one tranche in May 2004. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has entered into a sponsor support agreement with OPIC pursuant to which WWIC will have a maximum obligation to OPIC of $11.6 million. In May 2004, WWIC secured this obligation by providing a letter of credit in favor of OPIC, secured by cash collateral of $11.6 million.

      As of March 31, 2004, the outstanding amount under the Bolivian Bridge Loan was $34.7 million and the facility was fully drawn. The maturity date of the Bolivian Bridge Loan has been extended until May 21, 2004. Until the Bolivian Credit Facility closes, we intend to seek additional extensions of the Bolivian Bridge Loan maturity date, but there can be no assurance that any necessary extension will be granted.

      tele.ring has a 185 million euro term loan facility (the “tele.ring Term Loan”). As of March 31, 2004, $194.6 million was outstanding under the tele.ring Term Loan and 25 million euro was available to borrow. Principal and interest payments required under the tele.ring Term Loan for the remainder of 2004, using current exchange rates, are approximately $12.6 million.

      Western Wireless International d.o.o. (“Vega”) has a credit facility agreement with a consortium of banks (the “Slovenian Credit Facility”). As of March 31, 2004, $67.4 million was outstanding under the Slovenian Credit Facility and there were no amounts available to borrow. Principal and interest payments and funding of related collateral accounts required under the Slovenian Credit Facility for the remainder of 2004, using current exchange rates, are approximately $9.2 million.

      None of our international loan facilities have recourse to Western Wireless Corporation. WWI and certain of its subsidiaries have severally guaranteed the Bolivian Bridge Loan and the Slovenian Credit Facility.

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor, our Irish subsidiary, from two of its partners for cash of approximately $30.2 million.

      For the remainder of 2004, we anticipate spending approximately $150 million in domestic capital expenditures primarily to complete our domestic CDMA overlay and expand our GSM coverage.

      For the remainder of 2004, WWI’s business plans include capital expenditures of approximately $110 million, which is primarily related to the expansion of their networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $40 million as well as working capital needs of approximately $20 million in Ireland and Slovenia. In 2004, WWI plans to explore additional new debt financing and re-financing options. WWI plans to fund its needs through cash flow from operations in Austria, Bolivia, Haiti and Ghana, local foreign borrowings in Bolivia, proceeds from its potential refinancing activities, in combination with, to the extent necessary, up to $65 million in contributions and advances from Western Wireless. Under the terms of the Credit Facility, we are limited in the amount we can invest in our international subsidiaries from January 1, 2003 to $100 million plus certain other amounts, such as the proceeds from the sale of our Croatian interest.

      We believe that domestic operating cash flow, operating cash flow from certain international markets, and available international loan facilities will be adequate to fund our projected 2004 domestic and international capital requirements. Our domestic business plans do not indicate a need to increase our net borrowings under the Credit Facility, even though borrowing capacity is expected to exist. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility, the 9.250% senior notes due 2013 (the “2013 Notes”) may trigger a limitation on the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.

      As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments, and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. In this regard, we are investigating a spin-off or divestiture of our international operations. Although we are giving serious consideration to a spin-off of our international operations, no decision has been made as to whether to proceed with such a transaction. Any such decision would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, favorable market and financing conditions, the tax effects of such a transaction and any required governmental and third-party approvals.

      The following table summarizes our contractual cash obligations, utilizing current exchange rates, as of March 31, 2004:

		Nine Months	Year Ending December 31,
		Ending
		December 31,	2005 -	2007 -
	Total	2004	2006	2008	Thereafter

	(Dollars in thousands)
Domestic long-term debt	$1,894,132	$75	$400,157	$772,000	$721,900
International long-term debt	321,850	48,234	230,255	40,153	3,208
Operating lease obligations	278,677	49,787	74,730	39,203	114,957
Purchase obligations(1)	140,018	140,018
Other long-term obligations(2)	26,411	2,382	8,164	2,468	13,397

Total contractual cash obligations	$2,661,088	$240,496	$713,306	$853,824	$853,462

(1)	Represents open purchase order commitments at March 31, 2004, mainly related to infrastructure, handsets and annual maintenance contracts.

(2)	Mainly includes our asset retirement obligations and international site sharing costs. Excludes non-cash deferred revenue.

     Net cash provided by operating activities was $94.1 million for the three months ended March 31, 2004 as compared to $70.4 million for the same period in 2003. The increase in net cash provided by operating activities was mainly a result of transitioning from a net loss for the three months ended March 31, 2003 of $24.0 million to net income for the same period in 2004 of $31.4 million. Offsetting this increase was a decrease in cash provided by changes in operating assets and liabilities of $25.5 million.

      Net cash used in investing activities was $96.7 million for the three months ended March 31, 2004 as compared to $53.1 million for the same period in 2003. The year over year increase was primarily due to the purchase of an additional 17.87% ownership in Meteor, and an increase in first quarter spending on wireless communications systems in our domestic business.

      Net cash used in financing activities remained relatively flat at $2.6 million for the three months ended March 31, 2004 as compared to $3.2 million for the same period in 2003. For the three months ended March 31, 2004, financing activities consisted primarily of a dividend to minority owners of WWI’s Haitian subsidiary. For the three months ended March 31, 2003, financing activities consisted primarily of borrowings by WWI in Austria and Slovenia offset by scheduled principal repayments under our domestic credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

      We are exposed to various market financial risks, including changes in interest rates and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

      Our domestic operations have variable rate debt that at March 31, 2004 had an outstanding balance of $1.2 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt, $900 million was hedged using interest rate caps, swaps and collars. The caps, swaps and collars in effect at March 31, 2004 expire at various dates between April 2004 and January 2007. The hedges in effect at March 31, 2004 fixed LIBOR between 2.00% and 7.00%. Based on our domestic unhedged variable rate obligations outstanding at March 31, 2004 a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the three months ended March 31, 2004 by approximately $0.4 million.

      Our domestic operations have interest rate swaps with a total notional value of $200 million which convert fixed rate debt to variable rate debt. The interest rate swaps were entered into as hedges of the fair value of $200 million of the 9.25% Senior Subordinated Notes due July 15, 2013 (the “2013 Notes”). The interest rate swaps expire on the 2013 Notes’ maturity date and are callable at the option of the issuer of the interest rate swap beginning July 15, 2008 with an optional termination date of January 8, 2009, exercisable by the issuer of the interest rate swap or us. On a semi-annual basis, we will pay a floating rate of interest equal to the six month LIBOR plus a fixed spread of 4.3975% and receive semi-annual fixed rate payments of 9.25% in return. The fair value of the interest rate swaps were $1.9 million as of March 31, 2004. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swaps and 2013 Notes would have increased our long-term debt outstanding by approximately $6.4 million at March 31, 2004.

      Our international operations also have variable rate debt that, at March 31, 2004 had an outstanding balance of approximately $0.3 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt at March 31, 2004, $60.8 million was hedged using an interest rate swap, which fixes the interest rate at 4.94% through November 2009. Based on WWI’s unhedged variable-rate obligations outstanding at March 31, 2004 a 10% increase or decrease in each borrowing’s average interest rate would, respectively, increase or decrease WWI’s interest expense for the three months ended March 31, 2004 by approximately $0.1 million.

      The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

      Currently, 11% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $0.3 million increase in income before provision for income taxes and cumulative change in accounting principle for the three months ended March 31, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

      At March 31, 2004, our Slovenian operations, whose functional currency is the Slovenian tolar, had variable rate debt of approximately $59.9 million and $7.4 million denominated and repayable in euros and Slovenian tolars, respectively, and our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest, of approximately $219.8 million denominated and repayable in euros. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2004. A 10% appreciation in the euro as compared to the Slovenian tolar would have resulted in an approximately $6.2 million decrease in income before provision for income taxes and cumulative change in accounting principle during the three months ended March 31, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian tolar as compared to the U.S. dollar would have resulted in an approximately $31.9 million increase in debt outstanding at March 31, 2004 with an offsetting currency translation adjustment.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(B) Changes in Internal Control over Financial Reporting

      There have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are defending two lawsuits filed against us in King County Superior Court in Washington by certain former holders of minority interests in three of our subsidiaries. The lawsuits relate to our acquisition of the remaining minority interests in these three subsidiaries. The plaintiffs alleged a variety of contractual and other claims and sought an unspecified amount of damages. During the course of discovery, the plaintiffs have asserted claims for damages in excess of $100 million. We believe that these claims are without merit and are contesting these claims vigorously. Although litigation is subject to inherent uncertainties, we believe that this litigation will not have a material adverse impact on us.

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

      There are no other material, pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

      (b) Reports on Form 8-K

      A Form 8-K was furnished on February 12, 2004, reporting the Company’s financial and operating results for the quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WIRELESS CORPORATION

By:	/s/ M. WAYNE WISEHART

M. Wayne Wisehart
Executive Vice President
and Chief Financial Officer

By:	/s/ SCOTT SOLEY

Scott Soley
Vice President and Controller
(Chief Accounting Officer)

Dated: May 7, 2004

EXHIBIT INDEX

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)