Form 10-Q
period 2004-06-30
WESTERN WIRELESS CORP
filed 2004-08-09
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 30, 2004

Class A Common Stock, no par value	85,138,881
Class B Common Stock, no par value	6,792,323

WESTERN WIRELESS CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2004

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,015	$128,597
Accounts receivable, net of allowance for doubtful accounts of $26,864 and $24,523, respectively	233,187	215,813
Inventory	24,252	30,182
Marketable securities	33,543	351
Prepaid expenses and other current assets	44,938	22,716

Total current assets	475,935	397,659
Property and equipment, net of accumulated depreciation of $1,037,508 and $932,915, respectively	937,876	901,866
Licensing costs and other intangible assets, net of accumulated amortization of $26,754 and $27,512, respectively	1,210,848	1,189,744
Investments in and advances to unconsolidated affiliates	11,350	9,353
Other assets	29,193	23,062

	$2,665,202	$2,521,684

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$62,243	$100,651
Accrued liabilities and other	251,141	203,753
Construction accounts payable	55,526	31,061
Current portion of long-term debt	106,423	47,318

Total current liabilities	475,333	382,783

Long-term liabilities:
Long-term debt, net of current portion	2,127,646	2,172,893
Deferred income taxes	163,399	150,977
Other long-term liabilities	40,376	39,565

Total long-term liabilities	2,331,421	2,363,435

Minority interests in consolidated subsidiaries	20,751	22,083

Commitments and contingencies (Note 5)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 85,135,780 and 84,663,930 shares issued and outstanding, respectively
Class B, 6,792,323 and 6,792,721 shares issued and outstanding, respectively	904,116	899,304
Deferred compensation	(56)	(112)
Accumulated other comprehensive loss	(9,493)	(16,514)
Deficit	(1,056,870)	(1,129,295)

Total net capital deficiency	(162,303)	(246,617)

	$2,665,202	$2,521,684

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Subscriber revenues	$367,986	$263,903	$716,475	$497,227
Roamer revenues	62,816	64,190	126,497	126,268
Fixed line revenues	11,197	14,640	24,080	29,691
Equipment sales	19,879	13,233	40,410	26,276
Other revenues	3,614	3,266	6,974	6,944

Total revenues	465,492	359,232	914,436	686,406

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below and stock-based compensation, net of $0, $0, $73 and $0, respectively)	125,483	104,846	246,857	199,481
Cost of equipment sales	43,344	37,124	91,008	69,785
General and administrative (exclusive of stock-based compensation, net of $4,773, $0, $6,447 and $0, respectively)	74,171	62,211	147,951	120,316
Sales and marketing	59,969	50,851	123,604	98,315
Depreciation, amortization and accretion	62,305	71,610	121,024	137,423
Asset dispositions				7,640
Stock-based compensation, net	4,773		6,520

Total operating expenses	370,045	326,642	736,964	632,960

Other income (expense):
Interest and financing expense, net	(35,540)	(37,439)	(69,796)	(75,918)
Loss on extinguishment of debt	(16,260)		(16,260)
Equity in net income of unconsolidated affiliates, net of tax	1,696	1,702	2,932	645
Gain on sale of Croatian joint venture		40,519		40,519
Other, net	9,455	7,802	2,653	6,778

Total other income (expense)	(40,649)	12,584	(80,471)	(27,976)

Minority interests in net (income) loss of consolidated subsidiaries	(2,116)	1,651	(4,577)	4,043

Income before provision for income taxes and cumulative change in accounting principle	52,682	46,825	92,424	29,513
Provision for income taxes	(11,700)	(6,745)	(19,999)	(11,235)

Income before cumulative change in accounting principle	40,982	40,080	72,425	18,278
Cumulative change in accounting principle				(2,231)

Net income	$40,982	$40,080	$72,425	$16,047

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic income per share:
Before cumulative change in accounting principle	$0.45	$0.51	$0.79	$0.23
Cumulative change in accounting principle				(0.03)

Basic income per share	$0.45	$0.51	$0.79	$0.20

Diluted income per share:
Before cumulative change in accounting principle	$0.42	$0.49	$0.74	$0.23
Cumulative change in accounting principle				(0.03)

Diluted income per share	$0.42	$0.49	$0.74	$0.20

Comprehensive income:
Net income	$40,982	$40,080	$72,425	$16,047
Unrealized income (loss) on marketable securities:
Reclassification adjustment		75		151
Unrealized holding income (loss)	588	2,426	(929)	1,892

Net unrealized income (loss) on marketable securities	588	2,501	(929)	2,043

Unrealized income (loss) on hedges:
Reclassification adjustment	(1,219)		(760)
Unrealized gain (loss) on hedges	7,224	(344)	12,021	973

Net unrealized income (loss) on hedges	6,005	(344)	11,261	973

Foreign currency translation	(770)	897	(3,311)	948

Total comprehensive income	$46,805	$43,134	$79,446	$20,011

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating activities:
Net income	$72,425	$16,047
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle		2,231
Gain on sale of Croatian joint venture		(40,519)
Stock-based compensation, net	6,520
Depreciation, amortization and accretion	123,390	139,208
Deferred income taxes	12,422	9,845
Asset dispositions		7,640
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(1,917)	3,057
Minority interests in net income (loss) of consolidated subsidiaries	4,577	(4,043)
Adjustment of interest rate hedges to fair market value	(3,753)	(4,739)
Loss on extinguishment of debt	16,260
Non-cash interest	6,187	5,384
Other, net	1,700	(2,259)
Changes in operating assets and liabilities	(21,284)	6,475

Net cash provided by operating activities	216,527	138,327

Investing activities:
Purchase of property and equipment	(137,027)	(99,839)
Additions to licensing costs and other intangible assets		(3,779)
Proceeds from sale of Croatian joint venture		69,630
International credit facility collateralization	(17,331)	(522)
Purchases of minority interests	(31,163)
Purchases of marketable securities	(34,121)
Other, net	1,996	(496)

Net cash used in investing activities	(217,646)	(35,006)

Financing activities:
Additions to long-term debt	1,312,998	139,504
Repayment of long-term debt	(1,284,054)	(55,960)
Debt refinancing costs	(12,268)
Dividends paid to minority partners	(4,410)
Issuance of common stock, net	2,470	437

Net cash provided by financing activities	14,736	83,981

Effect of exchange rate changes	(2,199)	2,967

Change in cash and cash equivalents	11,418	190,269
Cash and cash equivalents, beginning of period	128,597	62,429

Cash and cash equivalents, end of period	$140,015	$252,698

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

      Western Wireless Corporation (“Western Wireless,” “the Company,” “we,” “our” and “us”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. We provide cellular operations primarily in rural areas in 19 western states under the CellularONE® and Western Wireless® brand names.

      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries; Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. WWI also has a non-controlling interest in Georgia.

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated June 30, 2004 and 2003 are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K for the year ended December 31, 2003.

2.	Summary of Significant Accounting Policies:

Reclassifications:

      Certain amounts in prior year’s financial statements have been reclassified to conform to the 2004 presentation.

Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of June 30, 2004, we consolidate six of WWI’s operating entities; Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

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

Derivative Financial Instruments:

      In January 2004, we entered into an interest rate swap with a notional value of $200 million to hedge the fair value of $200 million of our 9.250% Senior Notes due July 2013 (“2013 Notes”). The interest rate swap expires in July 2013 in conjunction with the 2013 Notes. Semi-annually we will pay a floating rate of interest equal to the six month LIBOR plus a fixed margin of 4.3975% and receive fixed rate payments of 9.25% in return.

      The terms of the interest rate swap agreement and the 2013 Notes are such that effectiveness can be measured using the short-cut method defined in Statement of Financial Accounting Standards (“SFAS”)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This interest rate swap agreement had no impact on our Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2004. The fair value of the interest rate swap at June 30, 2004 was a liability to us of $9.6 million with an offset classified as long-term debt in our Condensed Consolidated Balance Sheets.

      In May 2004, we canceled interest rate swaps with an aggregate notional value of $200 million in conjunction with the refinancing of our credit facility (see Note 4). As a result of canceling these interest rate swaps, we recorded a $3.2 million loss which is included in the loss on extinguishment of debt on our Condensed Consolidated Statements of Operations and Comprehensive Income. The $3.2 million loss represents cash paid upon cancellation of the swaps and is also included as a component of debt refinancing costs in our Condensed Consolidated Statements of Cash Flows.

      The refinancing of our credit facility also resulted in certain of our interest rate hedges no longer qualifying for hedge accounting under SFAS No. 133. Accordingly the unrealized gain has been reclassified from unrealized gains on hedges to realized gains on hedges as the originally hedged transactions are probable of not occurring. As a result of this reclassification, we recognized a gain of $2.6 million included in other, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Total realized gains on hedges for the six months ended June 30, 2004 were $4.4 million. Unrealized gains on hedges are recorded by us as a component of accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.

Stock-Based Compensation Plans:

      As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we have elected to continue to follow the intrinsic value method under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on our net income and basic and diluted income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Net income:
As reported	$40,982	$40,080	$72,425	$16,047
Add: stock-based compensation expense included in reported net income	4,773		6,520
Deduct: stock-based compensation expense determined under fair value method for all awards	(7,112)	(1,319)	(10,803)	(2,554)

Pro forma net income	$38,643	$38,761	$68,142	$13,493

Basic income per share:
As reported	$0.45	$0.51	$0.79	$0.20

Pro forma	$0.42	$0.49	$0.74	$0.17

Diluted income per share:
As reported	$0.42	$0.49	$0.74	$0.20

Pro forma	$0.39	$0.47	$0.70	$0.17

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months
	Ended
	June 30,

	2004	2003

Weighted average risk free interest rate	4.0%	4.1%
Expected dividend yield	0%	0%
Expected volatility	75.0%	75.0%
Expected lives (in years)	6.5	7.5

      The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Standards:

      In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), addressing the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The consensus reached states that an investment is impaired if the fair value of the investment is less than its cost and should be assessed for impairment in each reporting period. Additionally, an investment that is impaired should be deemed other-than-temporarily impaired unless a number of criteria are met. Disclosure provisions in this statement are effective for annual periods ending after December 15, 2003 and all other provisions are effective for reporting periods beginning after June 15, 2004. The adoption of the

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure provisions had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations. Comparative information is not required.

3.	Marketable Securities:

      Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities is summarized as follows:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Available-for-sale equity securities:
Aggregate fair value	$33,543	$351
Historical cost	34,772	651

Unrealized holding losses, net	$(1,229)	$(300)

      Our net unrealized holding losses are included as a decrease to accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Realized gains and losses are determined on the basis of specific identification.

      The following table summarizes the fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired at June 30, 2004 (dollars in thousands):

Total of Securities in
	Less Than 12 Months		12 Months or More		Unrealized Loss Positions

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Description of Securities
Equity Securities	$15,276	$860	$163	$488	$15,439	$1,348

      Our investments in equity securities which are in an unrealized loss position are with a single issuer. We evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 30, 2004.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Credit Facility:
Revolvers		$350,000
Term Loans	$1,200,000	822,000
9.250% Senior Notes Due 2013	600,000	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000	115,000
tele.ring Term Loan	193,237	200,753
Slovenian Credit Facility	66,337	69,438
Bolivian Bridge Loan		34,700
Bolivian Credit Facility	50,000
Other	9,495	28,320

	2,234,069	2,220,211
Less current portion	(106,423)	(47,318)

	$2,127,646	$2,172,893

      The aggregate amounts of principal maturities as of June 30, 2004 are as follows (dollars in thousands):

Six months ending December 31, 2004	$16,650
Year ending December 31,
2005	111,034
2006	190,833
2007	67,594
2008	82,618
Thereafter	1,765,340

$2,234,069

Credit Facility:

      At December 31, 2003, we had a $1.55 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $350 million term loan; (ii) a $500 million term loan; and (iii) two $350 million revolving loans.

      On May 28, 2004 (the “Agreement Date”), we refinanced the Credit Facility with a new credit facility (the “New Credit Facility”). The aggregate amount available under the New Credit Facility is $1.50 billion consisting of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (the “Revolving Credit Facility”). Proceeds from the New Credit Facility were used to repay $1.2 billion outstanding under the Credit Facility. At June 30, 2004, the term loans were fully drawn and we had approximately $300 million available to borrow under the Revolving Credit Facility. For the three and six months ended June 30, 2004, we recognized a $16.3 million aggregate loss on the extinguishment of debt related to the write-off of deferred financing costs and cancellation of certain related interest rate swaps.

      Under the terms of Term Loan A, we are required to make quarterly payments on the outstanding principal beginning September 30, 2004. These payments typically tend to increase on the anniversary date of

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the initial payment, until paid in full in May, 2010. Under the terms of Term Loan B, we are required to make small quarterly payments on the outstanding principal balance beginning September 30, 2004, with the remainder of the balance being paid in four equal quarterly payments starting September 30, 2010 and ending in May 2011. Under the terms of the Revolving Credit Facility, any outstanding principal balance is payable in full in May, 2010. Principal payments required under the New Credit Facility for the remainder of 2004 are $16.1 million.

      The terms of the New Credit Facility contain certain covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. Subject to our leverage ratio at the time, the New Credit Facility may require us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt after the Agreement Date and from excess cash flow beginning with the fiscal year ended December 31, 2004. We are also required to make prepayments from the proceeds of certain asset dispositions. The New Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $250 million through December 31, 2004 and $200 million thereafter (so long as in each case $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of any WWI stock or assets, subject to certain conditions. The New Credit Facility also limits payments of dividends or other distributions to $200 million (so long as $100 million is available under the Revolving Credit Facility), subject to certain conditions. However, the New Credit Facility allows for unlimited payments of dividends and other distributions (so long as $100 million is available under the Revolving Credit Facility) if our leverage ratio (as defined in the agreement) is below a specified threshold.

      Under the New Credit Facility, interest is payable at an applicable margin in excess of a prevailing base rate. The prevailing rate is based on the prime rate or the Eurodollar rate. The applicable margin for the Revolving Credit Facility and Term Loan A is determined quarterly based on our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar advances and 0.75% to 1.50% for alternate base rate advances. The applicable margin on Term Loan B is 3.00% for Eurodollar advances and 2.00% for alternate base rate advances. We typically borrow under the Eurodollar rate. The New Credit Facility also provides for an annual fee ranging from 0.25% to 0.50% on any undrawn commitment under the Revolving Credit Facility, payable quarterly.

      The New Credit Facility requires us to enter into interest rate hedge agreements to manage our interest rate exposure under the New Credit Facility. At June 30, 2004, we had interest rate caps, swaps and collars hedging the New Credit Facility with a total notional amount of $600.0 million. Generally, these instruments have initial terms ranging from three to five years and effectively convert variable rate debt to fixed rate.

Bolivian Credit Facility:

      In May 2004, NuevaTel S.A. (“NuevaTel”), a subsidiary of WWI, finalized the terms of a credit facility agreement (the “Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The entire commitment of $50 million was drawn in one tranche, of which $34.7 million was utilized to repay the principal amount of NuevaTel’s bridge loan. The Bolivian Credit Facility proceeds will provide funding for the expansion of NuevaTel’s network in Bolivia. Under the terms of the Bolivian Credit Facility, all outstanding principal is required to be repaid in predetermined quarterly installments beginning on July 15, 2006 and ending on April 15, 2014. Interest will accrue at 8.74% and is required to be repaid on a quarterly basis beginning July 15, 2004.

      The Bolivian Credit Facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the third quarter of 2006. Other covenants include, among other things, limitations on NuevaTel’s ability to incur additional indebtedness, make certain asset dispositions, make

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted payments and enter into certain mergers, sales or combinations. Substantially all of NuevaTel’s assets are pledged as collateral for the Bolivian Credit Facility. Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has entered into a sponsor support agreement with OPIC pursuant to which WWIC has a maximum obligation to OPIC of $11.6 million. WWIC has secured this obligation by providing a letter of credit in favor of OPIC, secured by cash collateral of $11.6 million.

      At June 30, 2004, the outstanding amount of principal and interest under the Bolivian Credit Facility was $50.0 million and $0.6 million, respectively, and the facility was fully drawn. Interest payments required under the Bolivian Credit Facility for the remainder of 2004 are approximately $1.7 million.

5.	Commitments and Contingencies:

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

      In February 2004, rebels in opposition to President Jean-Bertrand Aristide gained control of several of Haiti’s key cities ultimately resulting in Aristide’s resignation. In March 2004, a multinational peacekeeping force, including U.S. Marines, arrived in Haiti to secure key areas and restore order in the country. COMCEL’s network remained operational during this period of civil unrest with the exception of temporary interruption in communications services to some parts of the country. COMCEL’s operations were back to normal throughout the second quarter of 2004.

6.	Income Per Common Share:

      SFAS No. 128, “Earnings Per Share,” requires two presentations of income per share — “basic” and “diluted.” Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and convertible debt using the “treasury stock” method or the “if converted” method, as applicable.

      In net income periods, certain options remain anti-dilutive because the option exercise price is above the average market price of our outstanding shares for the period. For the six months ended June 30, 2004 and 2003, weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 758,000 and 2,315,000, respectively. For the three months ended June 30, 2004 and 2003, weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 755,000 and 1,389,000 respectively. As of June 30, 2003, 1,141,000 weighted average shares issuable upon the assumed conversion of the 4.625% Convertible Subordinated Notes (“2023 Notes”) were excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2003 because they were anti-dilutive. Stock option exercises and the conversion of all or a portion of the 2023 Notes could potentially dilute basic income per share in the future.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Basic income per share computation:
Numerator:
Income before cumulative change in accounting principle	$40,982	$40,080	$72,425	$18,278
Cumulative change in accounting principle				(2,231)

Net income	$40,982	$40,080	$72,425	$16,047

Denominator:
Weighted average common shares outstanding	91,875,000	79,246,000	91,792,000	79,220,000
Basic income per share:
Before cumulative change in accounting principle	$0.45	$0.51	$0.79	$0.23
Cumulative change in accounting principle				(0.03)

Basic income per share	$0.45	$0.51	$0.79	$0.20

Diluted income per share computation:
Numerator:
Income before cumulative change in accounting principle	$40,982	$40,080	$72,425	$18,278
Add back interest and financing expense on convertible subordinated notes	1,377	284	2,755

Adjusted income before cumulative change in accounting principle	42,359	40,364	75,180	18,278
Cumulative change in accounting principle				(2,231)

Adjusted net income	$42,359	$40,364	$75,180	$16,047

Denominator:
Weighted average common shares outstanding	91,875,000	79,246,000	91,792,000	79,220,000
Assumed exercise of stock options	2,256,000	833,000	2,267,000	581,000
Assumed exercise of convertible subordinated notes	7,440,000	2,269,000	7,440,000

Diluted weighted average shares outstanding	101,571,000	82,348,000	101,499,000	79,801,000

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Diluted income per share:
Before cumulative change in accounting principle	$0.42	$0.49	$0.74	$0.23
Cumulative change in accounting principle				(0.03)

Diluted income per share	$0.42	$0.49	$0.74	$0.20

7.	Acquisitions, Dispositions and Discontinued Operations:

PCS Licenses Acquisitions:

      In July 2004, we entered into purchase agreements to purchase 10 Mhz domestic Federal Communications Commission (“FCC”) personal communications services (“PCS”) licenses in South Dakota, North Dakota, Kansas and Minnesota along with cell sites and equipment for $5.0 million. We anticipate closing will occur during the fourth quarter of 2004.

      In April 2004, we entered into a roaming agreement and a series of related agreements with WirelessCo, L.P. (“Sprint PCS”) and certain of its subsidiaries whereby we agreed to purchase, for a nominal amount of cash, certain domestic Federal Communications Commission licenses from Sprint PCS to expand our wireless network in Montana. We have agreed to provide discounted roaming services and to meet certain buildout commitments. Sprint PCS has agreed to prefer our Montana network for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009. We anticipate closing will occur during the third quarter of 2004.

Ireland:

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor, our Irish subsidiary, from two of its partners for cash of approximately $30.2 million. As a result of the transaction, WWI recorded $28.7 million in additional license cost and a $1.5 million reduction of minority interests in consolidated subsidiaries.

      In July 2004, WWI acquired the remaining 1.17% minority interest in Meteor from its minority partners for cash of approximately $2.0 million. As a result of the transaction, WWI recorded $2.0 million in additional license costs. Meteor is now 100% owned by WWI.

Austria:

      In January 2004, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from an officer of the same subsidiary for approximately $1.0 million. The acquisition was in accordance with a put agreement entered into between the subsidiary and the officer in the fourth quarter of 2001. The officer still holds 0.25% ownership under the terms of the agreement.

8.	Operating Segments and Related Information:

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist of consolidated subsidiaries and operating entities around the world. Our Chief Executive Officer evaluates international operations on a country by country basis. Accordingly, our operating segments include domestic operations, Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Haiti are aggregated into “all other international” as provided for under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) based on their relative size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131.

      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment mainly provides wireless services.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes financial results for each segment:

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2004
Total revenues	$267,765	$139,386	$58,341	$465,492
Depreciation, amortization and accretion	41,526	4,502	16,277	62,305
Interest and financing expense, net	18,502	2,477	14,561	35,540
Adjusted EBITDA(1)	114,648	39,038	8,839	162,525
Total capital expenditures	48,126	14,959	11,911	74,996
Six months ended June 30, 2004
Total revenues	$517,191	$284,924	$112,321	$914,436
Depreciation, amortization and accretion	81,122	8,471	31,431	121,024
Interest and financing expense, net	38,402	5,127	26,267	69,796
Adjusted EBITDA(1)	219,406	74,869	10,741	305,016
Total capital expenditures	94,716	22,823	19,488	137,027
At June 30, 2004
Total assets	$1,912,680	$268,344	$484,178	$2,665,202

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Three months ended June 30, 2003
Total revenues	$239,777	$82,089	$37,366	$359,232
Depreciation, amortization and accretion	54,587	2,586	14,437	71,610
Interest and financing expense, net	22,252	2,797	12,390	37,439
Adjusted EBITDA(1)	105,044	1,810	(2,654)	104,200
Total capital expenditures	33,700	8,090	6,301	48,091
Six months ended June 30, 2003
Total revenues	$461,254	$156,004	$69,148	$686,406
Depreciation, amortization and accretion	104,749	4,962	27,712	137,423
Asset dispositions	7,640			7,640
Interest and financing expense, net	46,032	5,306	24,580	75,918
Adjusted EBITDA(1)	202,892	4,920	(9,303)	198,509
Total capital expenditures	64,305	17,057	18,477	99,839
At June 30, 2003
Total assets	$1,952,292	$171,044	$439,248	$2,562,584

(1)	Adjusted EBITDA:

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net;

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net (income) loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

      Adjusted EBITDA is consistent with certain financial measures used in our New Credit Facility and our 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$41,268	$30,912	$(31,198)	$40,982
Depreciation, amortization and accretion	41,526	4,502	16,277	62,305
Asset dispositions
Stock-based compensation, net		81	4,692	4,773
Interest and financing expense, net	18,502	2,477	14,561	35,540
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10,581)	1,065	(1,635)	(11,151)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			2,116	2,116
Provision for income taxes	7,673	1	4,026	11,700
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$114,648	$39,038	$8,839	$162,525

	Three Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$22,934	$(4,373)	$21,519	$40,080
Depreciation, amortization and accretion	54,587	2,586	14,437	71,610
Asset dispositions
Stock-based compensation, net
Interest and financing expense, net	22,252	2,797	12,390	37,439
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	805	(7,970)	(9,504)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(1,651)	(1,651)
Provision for income taxes	6,036	(5)	714	6,745
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$105,044	$1,810	$(2,654)	$104,200

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$74,265	$58,937	$(60,777)	$72,425
Depreciation, amortization and accretion	81,122	8,471	31,431	121,024
Asset dispositions
Stock-based compensation, net		228	6,292	6,520
Interest and financing expense, net	38,402	5,127	26,267	69,796
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,367)	2,104	(3,322)	(5,585)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			4,577	4,577
Provision for income taxes	13,724	2	6,273	19,999
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$219,406	$74,869	$10,741	$305,016

	Six Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$36,215	$(8,095)	$(12,073)	$16,047
Depreciation, amortization and accretion	104,749	4,962	27,712	137,423
Asset dispositions	7,640			7,640
Stock-based compensation, net
Interest and financing expense, net	46,032	5,306	24,580	75,918
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	1,981	(5,052)	(7,423)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(4,043)	(4,043)
Provision for income taxes	9,845	(4)	1,394	11,235
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$202,892	$4,920	$(9,303)	$198,509

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $25.0 million and $16.0 million for the three months ended June 30, 2004 and 2003, respectively, and $47.7 million and $29.7 million for the six months ended June 30, 2004 and 2003, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $147.1 million and $139.0 million at June 30, 2004 and 2003, respectively.

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

Overview

      We provide cellular communications services in 19 western states under the CellularONE® and Western Wireless® brand names principally through the ownership and operation of cellular wireless systems. Our domestic operations are primarily in rural areas due to our belief that there are certain strategic advantages to operating in these areas. Additionally, we own personal communications services licenses in 18 western states which we primarily use to support our roaming partners.

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

Results of Domestic Operations for the Three and Six Months Ended June 30, 2004 and 2003

      We had 1,324,200 domestic subscribers at June 30, 2004 representing an increase of 10,900 and 33,800, compared to March 31, 2004 and December 31, 2003, respectively. We had 1,231,200 domestic subscribers at June 30, 2003. This represented an increase of 15,100 and 33,400 compared to March 31, 2003 and December 31, 2002, respectively. The decrease in net subscriber additions in the second quarter of 2004 compared to the same quarter last year is due mainly to an increase in deactivations related to wireless local number portability (“WLNP”). WLNP allows subscribers to keep their wireless phone number when switching to a different wireless service provider. WLNP rules became fully effective for us in May 2004. Prior to May 2004, only our McAllen, Texas Metropolitan Service Area and seven counties within our Rural Service Area (“RSA”) markets were subject to the WLNP rules. Subsequent to the full launch of WLNP we have deactivated more customers due to WLNP than we have activated. We believe the resulting increase in deactivations from WLNP that we experienced during the second quarter of 2004 is mainly related to a one time spike resulting from pent up subscriber demand for WLNP. In July 2004, we saw the customer churn rate decrease and expect our customer churn rate in 2004 to be comparable to our 2003 customer churn rate. At June 30, 2004, approximately 5% of our domestic subscribers were with a single reseller.

      The following table sets forth certain financial data as it relates to our domestic operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Subscriber revenues	$198,663	$173,886	$385,339	$336,253
Roamer revenues	53,758	54,704	101,795	102,883
Equipment sales	14,873	10,648	29,085	20,464
Other revenues	471	539	972	1,654

Total revenues	$267,765	$239,777	$517,191	$461,254
Operating expenses:
Cost of service	$45,659	$43,344	$88,646	$82,729
Cost of equipment sales	25,668	22,231	48,457	41,129
General and administrative	50,506	40,575	97,506	79,552
Sales and marketing	31,284	28,583	63,176	54,952
Depreciation, amortization and accretion	41,526	54,587	81,122	104,749
Asset dispositions				7,640

Total operating expenses	$194,643	$189,320	$378,907	$370,751
Adjusted EBITDA	$114,648	$105,044	$219,406	$202,892

      For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income, the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA.” Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

Domestic Revenues

      The increase in subscriber revenues for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003 was partly due to an increase in average monthly revenue per subscriber (defined as subscriber revenues for the period divided by average subscribers for the period and dividing that result by the number of months in the period) (“ARPU”) and due partly to a growth in year-over-year subscribers. ARPU was $50.22 for the three months ended June 30, 2004, an increase from $47.37 for the same period ended June 30, 2003. ARPU was $49.13 for the six months ended June 30, 2004, an increase from $46.14 for the same period ended June 30, 2003. The increase in ARPU during the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003 was due primarily to: (i) the inclusion in subscriber revenue of amounts collected from customers for federal and state universal service fund (“USF”) assessments beginning in the third quarter of 2003, which contributed $1.69 and $1.66 to the increase in ARPU for the three and six months ended June 30, 2004, respectively; and (ii) a regulatory charge to our subscribers beginning in May 2003, which is intended to recover the cost of certain unfunded government mandates such as WLNP and enhanced 911, which contributed $0.86 and $1.20 to the increase in ARPU for the three and six months ended June 30, 2004, respectively. We expect factors such as the inclusion of a full year of subscriber collections for state and federal USF assessments along with the increase in our regulatory charge, implemented in early 2004, to provide for an overall higher ARPU in 2004 as compared to 2003.

      The slight decrease in roamer revenues for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003 was due to lower per minute roaming revenue, partially offset by an increase in roamer minutes of use (“MOUs”). During the three months ended June 30, 2004, a $9.8 million decrease related to lower per minute roaming revenue was partially offset by an increase of $8.9 million related to increased roamer MOUs when compared to the same period ended June 30, 2003. During the six months ended June 30, 2004, a $17.7 million decrease related to lower per minute roaming revenue was partially offset by an increase of $16.6 million related to increased roamer MOUs when compared to the same period ended June 30, 2003. The lower revenue per minute was primarily the result of scheduled rate decreases charged between carriers. The increase in roaming traffic is primarily due to the launching of GSM roaming services in certain of our markets in late 2003 in addition to a shifting in the carrier mix year-over-year.

      In July 2004, we amended our TDMA roaming agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), our largest roaming partner, to provide that AT&T Wireless will continue to prefer our network in a significant majority of our markets for TDMA roaming services in exchange for a lower per minute rate. This roaming agreement will expire the earlier of June 15, 2006 or consummation of the AT&T Wireless and Cingular merger, in which case the roaming agreement with Cingular, which expires in March 2008, will apply to the AT&T Wireless customers using our network. Currently, we are unsure of the impact that the AT&T Wireless and Cingular merger will have on us, if any. In April 2004, we entered into a roaming agreement and a series of related agreements with WirelessCo, L.P. (“Sprint PCS”) and certain of its subsidiaries whereby we agreed to purchase, for a nominal amount of cash, certain domestic Federal Communications Commission licenses from Sprint PCS to expand our wireless network in Montana. We have agreed to provide discounted roaming services and to meet certain buildout commitments. Sprint PCS has agreed to prefer our Montana network for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009. For 2004, we believe the recent contractual rate reductions in the AT&T Wireless roaming agreement and similar rate reductions in certain other long-term roaming agreements will be mostly offset by growth in minutes with GSM and CDMA roaming partners.

      The increase in equipment sales for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003 was due to an increase in the number of handsets sold coupled with an increase in the average revenue per handset sold. The increase in the average revenue per handset sold was due to selling more handsets that support new features in our “Hello2Pix”, “Hello2Text” and “Hello2Web” offerings. These handsets typically have a higher selling price. We expect to continue to sell a higher mix of these feature rich handsets through the end of the year and expect our average revenue per handset to increase in 2004 as compared to 2003.

Domestic Operating Expenses

      The increase in cost of service for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003 was due to an increase in the volume of subscriber and roamer MOUs partially offset by a decrease in costs per MOU. Cost of service per MOU decreased to $0.019 per MOU for the three months ended June 30, 2004 compared to $0.022 per MOU for the same period ended June 30, 2003. Cost of service per MOU decreased to $0.019 per MOU for the six months ended June 30, 2004 compared to $0.023 per MOU for the same period ended June 30, 2003. The decreases in cost of service per MOU were primarily attributable to a decrease in interconnection costs on an overall and a per minute basis. In addition, we experienced decreased per minute off-network roaming costs for our customers as a result of lower contractual rates. We expect total cost of service to continue to increase in 2004 as compared to 2003 due to the addition of fixed costs to support our new GSM roaming agreements and increased costs to support the growth of MOUs on our network. We expect cost of service per MOU to continue to gradually decline in 2004 as compared to 2003.

      Cost of equipment sales increased for the three and six months ended June 30, 2004 compared to the same periods in 2003. The increases were the result of an increase in the volume of handsets sold and an increase in the average per unit cost of handsets sold. We have seen an increase in the average per unit cost year-over-year due to the increased technological requirements to support new features in our “Hello2Pix,” “Hello2Txt” and “Hello2Web” offerings. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

      General and administrative costs increased for the three and six months ended June 30, 2004 compared to the same periods in 2003. The increases were primarily a result of the inclusion of USF remittances in general and administrative expense beginning in the third quarter of 2003, along with increased costs to support a growing subscriber base. Our general and administrative monthly cost per average subscriber increased to $12.77 and $12.43 for the three and six months ended June 30, 2004, respectively, compared to $11.05 and $10.92 for the same periods in 2003. For the three and six months ended June 30, 2004, the inclusion of the USF remittances contributed $1.68 and $1.63, respectively, to the year-over-year increase. We anticipate monthly general and administrative cost per average subscriber to increase for 2004 compared to 2003 driven by a full year of USF remittances being included in 2004 compared to only six months being included in 2003.

      Sales and marketing costs increased for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to increased fixed selling costs to support 19 additional stores that have opened since June 30, 2003. In addition we have increased our advertising costs, and increased variable incentive costs related to growth in 24 month contracts. The increase in sales and marketing costs for the three months ended June 30, 2004 compared to the same period in 2003 was due to the increase in fixed selling costs previously discussed, partially offset by decreases in agent related costs as a higher percentage of our sales mix was through our owned and operated retail stores in the second quarter of 2004 compared to the same period in 2003. Cost per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross subscriber additions) increased to $410 for the six months ended June 30, 2004 compared to $390 for the same period ended June 30, 2003. CPGA increased to $400 for the three months ended June 30, 2004 compared to $395 for the same period ended June 30, 2003. The increase in CPGA for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to the year-over-year increase in fixed selling expenses discussed above. The increase in CPGA for the three months ended June 30, 2004 was primarily due to increases in fixed selling expenses, partially offset by reductions in agent related costs and a reduction in retention costs on a per gross add basis. Retention costs related to digital handset subsidies incurred in retaining existing subscribers are included in subscriber acquisition costs. For the six months ended June 30, 2004, these retention costs increased CPGA by $58 compared to $61 for the same period in 2003. For the three months ended June 30, 2004, these retention costs increased CPGA by $58 compared to $68 for the same period in 2003. We expect CPGA to decrease during the remaining six months of 2004 to a level that is consistent with 2003.

      Depreciation, amortization and accretion expense decreased for the three and six months ended June 30, 2004 compared to the same periods in 2003. The decrease was due primarily to an increase in fully depreciated assets such as analog radios. The increase in fully depreciated assets was partially offset by depreciation related to new asset additions.

      The asset dispositions loss for the six months ended June 30, 2003 resulted from recording a $7.6 million impairment charge related to the sale of our Arizona 6 RSA. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our Condensed Consolidated Statements of Operations and Comprehensive Income. This transaction closed during the third quarter of 2003.

Domestic Adjusted EBITDA

      Domestic Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased for the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003 primarily as a result of an increase in subscriber revenues partially offset by increases in operating expenses. Our operating margin (domestic Adjusted EBITDA as a percentage of service revenues) decreased slightly to 45.3% for the three months ended June 30, 2004 compared to 45.8% for the three months ended June 30, 2003. Our operating margin decreased to 45.0% for the six months ended June 30, 2004 compared to 46.0% for the six months ended June 30, 2003. The inclusion of USF collections in revenues for the three and six months ended June 30, 2004 reduced our operating margin by approximately 1.2%. We expect domestic Adjusted EBITDA to continue to increase at a moderate pace in 2004 as compared to 2003.

Results of International Operations for the Three and Six Months Ended June 30, 2004 and 2003

      The following discussions include, the results of WWI and, where meaningful, the results of our international operating segments for the three and six months ended June 30, 2004 and 2003. WWI has operating segments consisting of each country in which it operates; however, Austria is our only reportable segment under the guidance of SFAS No. 131. Operating results related to Austria are separately disclosed where meaningful.

      U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag.

      Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Bolivia and Haiti and fixed line service in Austria and Ghana. We had 1,446,800 consolidated international subscribers at June 30, 2004, which represented an increase of 107,400 and 252,600, or 8% and 21%, compared to March 31, 2004 and December 31, 2003, respectively. Of these consolidated international subscribers, Austria had 776,700 subscribers at June 30, 2004, which represented an increase of 49,900 and 142,500, or 7% and 22%, compared to March 31, 2004 and December 31, 2003, respectively. As of June 30, 2004 and 2003, approximately 45% and 38%, respectively, of our consolidated international subscribers were postpaid customers. As of June 30, 2004 and 2003, approximately 79% and 71%, respectively, of our Austrian subscribers were postpaid customers. As of June 30, 2004, we had 140,900 fixed lines, of which Austria represented 98%.

      The following table sets forth certain financial data as it relates to our international operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Subscriber revenues	$169,323	$90,017	$331,136	$160,974
Roamer revenues	9,058	9,486	24,702	23,385
Fixed line revenues	11,197	14,640	24,080	29,691
Equipment sales	5,006	2,585	11,325	5,812
Other revenues	3,143	2,727	6,002	5,290

Total revenues	$197,727	$119,455	$397,245	$225,152
Operating expenses:
Cost of service	$79,824	$61,502	$158,211	$116,752
Cost of equipment sales	17,676	14,893	42,551	28,656
General and administrative	23,665	21,636	50,445	40,764
Sales and marketing	28,685	22,268	60,428	43,363
Depreciation, amortization and accretion	20,779	17,023	39,902	32,674
Stock-based compensation	4,773		6,520

Total operating expenses	$175,402	$137,322	$358,057	$262,209
Adjusted EBITDA	$47,877	$(844)	$85,610	$(4,383)

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

      Because our subsidiary WWI has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three and six months ended June 30, 2004 as compared to the same periods in 2003 reflect the effects of a 6% and 10%, respectively, average appreciation of the euro as compared to the U.S. dollar. The appreciation of the euro had a comparable increase to both revenues and operating expenses. Our European subsidiaries, in aggregate, represented approximately 85% of total consolidated international revenues for the three and six months ended June 30, 2004. We cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

      Total subscriber revenues increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to an increase in the number of average subscribers across most of our markets, increased ARPU, and the strengthening of the euro compared to the U.S. dollar. International ARPU was $40.51 and $41.79 for the three and six months ended June 30, 2004, respectively, compared to $34.52 and $32.65 for the same periods in 2003. Austrian ARPU was $53.32 and $55.95 for the three and six months ended June 30, 2004, respectively, compared to $48.40 and $45.45 for the same periods in 2003. The increases in total international and Austrian ARPU were mainly due to an increase in postpaid subscribers, primarily in Austria, who generally generate higher service revenue than prepaid subscribers and the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar accounted for $1.77 and $2.97 of the increase in international and Austrian ARPU, respectively, for the three month period ended June 30, 2004 and $3.09 and $5.13 of the increase in international and

Austrian ARPU, respectively, for the six months ended June 30, 2004. We anticipate growth in subscriber revenues in 2004, as compared to 2003, exclusive of changes in currency exchange rates, due to anticipated continued year-over-year subscriber growth, primarily in Austria and Ireland, and modest growth in ARPU as a result of an increased number of postpaid subscribers.

      Total fixed line revenues decreased for the three and six months ended June 30, 2004 compared to the same periods in 2003 as a result of fewer fixed line customers due to limited marketing activity in Austria, partially offset by the strengthening of the euro compared to the U.S. dollar. For this reason, we expect fixed line revenues, exclusive of changes in currency exchange rates, to decline in 2004 compared to the same period in 2003.

      Total equipment sales increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to selling more handsets as a result of adding more subscribers, mainly in Austria. In addition, equipment sales were favorably impacted by the strengthening of the euro compared to the U.S. dollar. An increase in the average sales price per handset in Austria also added to the increase in total international equipment sales for the three and six month periods ended June 30, 2004. We anticipate modest continued growth in international equipment sales in 2004, as compared to 2003, exclusive of changes in currency exchange rates, primarily as a result of increased mobile subscriber additions.

International Operating Expenses

      Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administration in the United States.

      Total cost of service increased for the three and six months ended June 30, 2004 compared to the same periods in 2003. This was due primarily to a 60% and 61% increase in the number of average subscribers across all of our markets during the three and six months ended June 30, 2004, respectively. In addition, the euro strengthened compared to the U.S. dollar. Average monthly cost of service per average international subscriber declined to $19.10 and $19.97 for the three and six months ended June 30, 2004, respectively, compared to $23.58 and $23.68 for the same periods in 2003. Average monthly cost of service per average Austrian subscriber declined to $24.35 and $25.78 for the three and six months ended June 30, 2004, respectively, from $34.25 and $34.05 for the same periods in 2003. The decreases in total international and Austrian average monthly cost of service per average subscriber were mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro partially offset efficiency increases and increased average monthly cost of service on a per average international subscriber basis by $1.28 and $2.39 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The strengthening of the euro partially offset efficiency increases and increased average monthly cost of service on a per average Austrian subscriber basis by $2.10 and $3.84 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. We expect cost of service dollars to continue to increase in 2004 compared to 2003 due to a growing subscriber base, but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

      The increase in total cost of equipment sales for the three and six months ended June 30, 2004 compared to the same periods in 2003 was largely due to the increase in the number of handsets sold in Austria as a result of higher subscriber additions and the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar partially offset an actual decline in the average per unit cost of handsets in Austria for the three and six months ended June 30, 2004 compared to the same periods in 2003. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      Total general and administrative expenses increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 due primarily to an increase in the number of average subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. General and administrative monthly cost per average international subscriber declined to $5.66 and $6.37 for the three and six months ended June 30, 2004, respectively, from $8.30 and $8.27 for the same periods in 2003. General and administrative monthly cost per average Austrian subscriber declined to $5.47 and $6.31 for the three and six months ended June 30, 2004, respectively, from $8.88 and $9.02 for the same periods in 2003. The decreases in total international and Austrian general and administrative monthly cost per average international and Austrian subscriber were mainly due to increased cost efficiencies resulting from a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost by $0.36 and $0.54 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the three month period ended June 30, 2004 compared to the same period in 2003. The strengthening of the euro increased general and administrative monthly cost by $0.69 and $1.02 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the six month period ended June 30, 2004 compared to the same period in 2003. We expect total general and administrative dollars to continue to increase in 2004 compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies, related to a larger subscriber base.

      Total sales and marketing costs increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to: (i) increased agent and indirect commissions and retailer and dealer subsidies attributable to higher subscriber additions; (ii) customer retention programs, mainly in Austria and Ireland; (iii) increased advertising, mainly in Austria and Ireland; and (iv) the strengthening of the euro compared to the U.S. dollar. International CPGA was $199 and $186 for the six months ended June 30, 2004 and 2003, respectively. The year-over-year increase was primarily a result of the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro increased CPGA by $20 for the six months ended June 30, 2004 compared to the same period in 2003. Austrian CPGA increased to $307 for the six months ended June 30, 2004 from $299 for the same period in 2003. The strengthening of the euro compared to the U.S. dollar increased Austrian CPGA $33, offsetting an actual decline in Austrian CPGA of $25 due to advertising costs being spread over a larger number of gross subscriber additions. We expect sales and marketing dollars, including equipment subsidies, to continue to increase in 2004 compared to 2003, exclusive of changes in currency exchange rates, due to increased agent and indirect commissions, retailer and dealer subsidies, and advertising to support the expansion of our networks in Ireland and to remain competitive in Austria. For these reasons, we expect CPGA to increase in 2004 as compared to the same period in 2003, exclusive of changes in currency exchange rates.

      Total depreciation, amortization and accretion expense increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 due primarily to network expansion in Austria and Ireland and the strengthening of the euro compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, we anticipate depreciation, amortization and accretion expense will increase in future periods.

      The change in total stock-based compensation for the three and six months ended June 30, 2004 compared to the same periods in 2003 was primarily a result of a revaluation of WWI’s stock appreciation rights based on current market conditions and employee vesting.

International Adjusted EBITDA

      International Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved by $48.7 million and $90.0 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The year-over-year increases were mainly due to an increase in Austrian Adjusted EBITDA to $39.0 million and $74.9 million for the three and six months ended June 30, 2004, respectively, from $1.8 million and $4.9 million for the same periods in 2003. The increase in Austrian Adjusted EBITDA is due mainly to growth in postpaid subscribers. We expect international Adjusted EBITDA to continue to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net (income) loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$41,268	$30,912	$(31,198)	$40,982
Depreciation, amortization and accretion	41,526	4,502	16,277	62,305
Asset dispositions
Stock-based compensation, net		81	4,692	4,773
Interest and financing expense, net	18,502	2,477	14,561	35,540
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10,581)	1,065	(1,635)	(11,151)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			2,116	2,116
Provision for income taxes	7,673	1	4,026	11,700
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$114,648	$39,038	$8,839	$162,525

	Three Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$22,934	$(4,373)	$21,519	$40,080
Depreciation, amortization and accretion	54,587	2,586	14,437	71,610
Asset dispositions
Stock-based compensation, net
Interest and financing expense, net	22,252	2,797	12,390	37,439
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	805	(7,970)	(9,504)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(1,651)	(1,651)
Provision for income taxes	6,036	(5)	714	6,745
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$105,044	$1,810	$(2,654)	$104,200

	Six Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$74,265	$58,937	$(60,777)	$72,425
Depreciation, amortization and accretion	81,122	8,471	31,431	121,024
Asset dispositions
Stock-based compensation, net		228	6,292	6,520
Interest and financing expense, net	38,402	5,127	26,267	69,796
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,367)	2,104	(3,322)	(5,585)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			4,577	4,577
Provision for income taxes	13,724	2	6,273	19,999
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$219,406	$74,869	$10,741	$305,016

	Six Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$36,215	$(8,095)	$(12,073)	$16,047
Depreciation, amortization and accretion	104,749	4,962	27,712	137,423
Asset dispositions	7,640			7,640
Stock-based compensation, net
Interest and financing expense, net	46,032	5,306	24,580	75,918
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	1,981	(5,052)	(7,423)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(4,043)	(4,043)
Provision for income taxes	9,845	(4)	1,394	11,235
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$202,892	$4,920	$(9,303)	$198,509

Consolidated Other Income (Expense)

      Interest and financing expense decreased to $35.5 million and $69.8 million for the three and six months ended June 30, 2004 compared to $37.4 million and $75.9 million for the same periods ended June 30, 2003. The decrease in interest expense was primarily due to a reduction in our average domestic debt outstanding. For the three months ended June 30, 2004 and 2003, the weighted average domestic interest rate paid to third parties was 6.3% and 6.0%, respectively. For the six months ended June 30, 2004 and 2003, the weighted average domestic interest rate paid to third parties was 6.5% and 6.1%, respectively. For the three months ended June 30, 2004 and 2003, the international weighted average interest rate paid to third parties by consolidated WWI entities was 6.1% and 6.7%, respectively. For the six months ended June 30, 2004 and 2003, the international weighted average interest rate paid to third parties by consolidated WWI entities was 6.0% and 6.9%, respectively.

      The $16.3 million loss on extinguishment of debt for the three and six months ended June 30, 2004 was due to the write-off of deferred financing costs and certain interest rate swap cancellation costs associated with the refinancing of our domestic credit facility.

      The $40.5 million gain on sale of Croatian joint venture for the three and six months ended June 30, 2003 was related to the sale of WWI’s investment in VIP-Net in Croatia. Our proceeds were $69.6 million.

Consolidated Provision for Income Taxes

      The $5.0 million and $8.8 million increases in the provision for income taxes for the three and six months ended June 30, 2004, respectively, compared to the same periods a year ago was primarily due to an increase in income taxes payable related to our operations in Haiti and estimated alternative minimum tax expense for 2004.

Consolidated Net Income

      On a consolidated basis, our net income increased by $56.4 million for the six months ended June 30, 2004 compared to the same period in 2003 mainly due to increased Adjusted EBITDA in our domestic and international businesses (see “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”) coupled with lower depreciation and amortization expense in our domestic business. These improvements were partially offset by a loss on extinguishment of debt in 2004 and a gain on the sale of our Croatian joint venture in 2003. For the three months ended June 30, 2004, our net income increased $0.9 million compared to the same period in 2003. The increase was due to increased Adjusted EBITDA in our domestic and international business (see “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”) coupled with lower depreciation and amortization expense in our domestic business. These items were partially offset by the loss on extinguishment of debt in 2004 and a gain on the sale of our Croatian joint venture in 2003.

Consolidated Liquidity and Capital Resources

      At December 31, 2003, we had a $1.55 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $350 million term loan; (ii) a $500 million term loan; and (iii) two $350 million revolving loans.

      On May 28, 2004, we refinanced the Credit Facility with a new credit facility (the “New Credit Facility”). The aggregate amount available under the New Credit Facility is $1.50 billion consisting of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (the “Revolving Credit Facility”). Proceeds from the New Credit Facility were used to repay $1.2 billion outstanding under the Credit Facility. At June 30, 2004, the term loans were fully drawn and we had approximately $300 million available to borrow under the Revolving Credit Facility. For the three and six months ended June 30, 2004, we recognized a $16.3 million aggregate loss on the extinguishment of debt on the Credit Facility related to the write-off of deferred financing costs and cancellation of certain related interest rate swaps. Principal payments required under the New Credit Facility for the remainder of 2004 are $16.1 million.

      In May 2004, NuevaTel S.A. (“NuevaTel”), a subsidiary of WWI, finalized the terms of a credit facility agreement (the “Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The entire commitment of $50 million was drawn in one tranche, of which $34.7 million was utilized to repay the principal amount of NuevaTel’s bridge loan. The Bolivian Credit Facility proceeds will provide funding for the expansion of NuevaTel’s network in Bolivia.

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

      At June 30, 2004, the outstanding amount of principal and interest under the Bolivian Credit Facility was $50.0 million and $0.6 million, respectively, and the facility was fully drawn. Interest payments required under the Bolivian Credit Facility for the remainder of 2004 are approximately $1.7 million.

      tele.ring, our Austrian subsidiary, has a 185 million euro term loan facility (the “tele.ring Term Loan”). As of June 30, 2004, $193.2 million was outstanding under the tele.ring Term Loan and there were no amounts available to borrow. There are no contractual principal and interest payments required to be made under the tele.ring Term Loan for the remainder of 2004.

      Western Wireless International d.o.o. (Vega) has a credit facility agreement with a consortium of banks (the “Slovenian Credit Facility”) that is denominated and repayable in euros and Slovenian Tolars. As of June 30, 2004, $66.3 million was outstanding under the Slovenian Credit Facility and there were no amounts available to borrow. Principal and interest payments and funding of related collateral accounts required under the Slovenian Credit Facility for the remainder of 2004, using current exchange rates, are approximately $7.5 million.

      None of our international loan facilities have recourse to Western Wireless Corporation. WWI and certain of its subsidiaries have severally guaranteed the Bolivian Credit Facility and the Slovenian Credit Facility.

      In July 2004, we filed a Form S-3 as a shelf registration statement (“Shelf Registration Statement”) with the Securities and Exchange Commission. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of our preferred stock or debt securities in an aggregate amount of up to $500 million. Unless we indicate otherwise in a prospectus supplement, we expect to use the net proceeds from the sale of the securities offered under the Shelf Registration Statement for general corporate purposes, which may include, repayment or refinancing of indebtedness, working capital, capital expenditures, acquisitions and repurchase and redemptions of securities.

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor, our Irish subsidiary, from two of its partners for cash of approximately $30.2 million. In July 2004, WWI acquired the remaining 1.17% minority interest in Meteor from its minority partners for cash of approximately $2.0 million. Meteor is now 100% owned by WWI.

      For the remainder of 2004, we anticipate spending approximately $110 million in domestic capital expenditures that will: (i) support the growth in MOUs on our network; (ii) complete our domestic CDMA overlay; and (iii) expand our GSM coverage.

      For the remainder of 2004, WWI’s business plans include capital expenditures of approximately $83 million, which is primarily related to the expansion of their networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $13 million as well as working capital needs of approximately $14 million in Ireland and Slovenia. In 2004, WWI continues to explore additional new debt financing and re-financing options. WWI plans to fund its needs through cash flow from operations in Austria, Bolivia, Haiti and Ghana, proceeds from its potential refinancing activities, in combination with, to the extent necessary, up to approximately $50 million in additional contributions and advances from Western Wireless. The New Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $250 million until December 31, 2004 and $200 million thereafter (so long as in each case $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of any WWI stock or assets, subject to certain conditions.

      We believe that domestic operating cash flow, operating cash flow from certain international markets, and available international loan facilities will be adequate to fund our projected 2004 domestic and international capital requirements. Our domestic business plans do not indicate a need to increase our net borrowings under the New Credit Facility, even though borrowing capacity is expected to exist. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the New Credit Facility and the 2013 Notes may trigger a limitation on the available borrowing capacity under the New Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the New Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or seek additional debt or equity at the domestic or international level and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.

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

      The following table summarizes our contractual cash obligations, utilizing current exchange rates, as of June 30, 2004:

		Six Months	Year Ending December 31,
		Ending
		December 31,	2005 -	2007 -
	Total	2004	2006	2008	Thereafter

	(Dollars in thousands)
Domestic long-term debt(1)	$1,910,625	$16,175	$70,282	$98,250	$1,725,918
International long-term debt (1)	323,444	475	231,585	51,962	39,422
Operating lease obligations	260,067	33,905	96,606	42,417	87,139
Purchase obligations(2)	129,568	127,496	2,072
Other contractual obligations (3)	39,335	15,889	7,485	1,063	14,898

Total contractual cash obligations	$2,663,039	$193,940	$408,030	$193,692	$1,867,377

(1)	Represents principal repayments on our long-term debt. Our long-term debt also requires that we make interest payments. These obligations do not include scheduled interest payments.

(2)	Represents open purchase order commitments at June 30, 2004, mainly related to infrastructure, handsets and annual maintenance contracts.

(3)	Mainly includes our asset retirement and license purchase obligations and international site sharing costs. Excludes non-cash deferred revenue.

     Net cash provided by operating activities was $216.5 million for the six month period ended June 30, 2004 as compared to $138.3 million for the same period in 2003. The increase in net cash provided by operating activities was primarily a result of an improvement in net income to $72.4 million for the six months ended June 30, 2004 from $16.0 million for the six months ended June 30, 2003.

      Net cash used in investing activities was $217.6 million for the six month period ended June 30, 2004 as compared to $35.0 million for the same period in 2003. The year-over-year increase was primarily due to: (i) the purchase of an additional 17.87% ownership in Meteor in February of 2004; (ii) an increase in capital expenditures in our domestic business; (iii) the inclusion in the second quarter of 2003 of proceeds from the sale of our Croatian joint venture; and (iv) an increase in purchases of marketable securities during the six months ended June 30, 2004.

      Net cash provided by financing activities was $14.7 million for the six month period ended June 30, 2004 as compared to $84.0 million for the same period in 2003. The year-over-year decrease was primarily due to: (i) a reduction in net long-term debt borrowings; (ii) an increase in debt refinancing costs; and (iii) payment of a dividend to minority owners of WWI’s Haitian subsidiary.

Recently Issued Accounting Standards:

      In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), addressing the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The consensus reached states that an investment is impaired if the fair value of the investment is less than its cost and should be assessed for impairment in each reporting period. Additionally, an investment that is impaired should be deemed other-than-temporarily impaired unless a number of criteria are met. Disclosure provisions in this statement are effective for annual periods ending after December 15, 2003 and all other provisions are effective for reporting periods beginning after June 15, 2004. The adoption of the disclosure provisions had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations. Comparative information is not required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

      We are exposed to various market financial risks, including changes in interest rates and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

      Our New Credit Facility is comprised of variable rate debt that at June 30, 2004 had an outstanding balance of $1.2 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt, $600 million was hedged using interest rate caps, swaps and collars. The caps, swaps and collars in effect at June 30, 2004 expire at various dates between June 2005 and January 2007. The hedges in effect at June 30, 2004 fixed LIBOR between 2.00% and 7.00%. Based on our domestic unhedged variable rate obligations outstanding at June 30, 2004 a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the six months ended June 30, 2004 by approximately $0.7 million.

      Our domestic operations have an interest rate swap with a total notional value of $200 million which converts fixed rate debt to variable rate debt. The interest rate swap was entered into as a hedge of the fair value of $200 million of the 2013 Notes. The interest rate swap expires on the 2013 Notes’ maturity date and is callable at the option of the issuer beginning July 15, 2008 with an optional termination date of January 8, 2009, exercisable by the issuer or us. On a semi-annual basis, we will pay a floating rate of interest equal to the six month LIBOR plus a fixed spread of 4.3975% and receive semi-annual fixed rate payments of 9.25% in return. The fair value of the interest rate swap was a liability to us of $9.6 million as of June 30, 2004. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swap and 2013 Notes would have changed by approximately $6.9 million at June 30, 2004.

      Our international operations also have variable rate debt that at June 30, 2004 had an outstanding balance of approximately $0.3 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt at June 30, 2004, $60 million was hedged using an interest rate swap, which fixes the interest rate at

4.94% through November 2009. Based on WWI’s unhedged variable rate obligations outstanding at June 30, 2004, a 10% increase or decrease in each borrowing’s average variable interest rate would, respectively, increase or decrease WWI’s interest expense for the six months then ended by approximately $0.2 million.

      The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

      Currently, 13% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $1.3 million increase in income before provision for income taxes and cumulative change in accounting principle for the six months ended June 30, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

      At June 30, 2004, our Slovenian operations, whose functional currency is the Slovenian tolar, had variable rate debt of approximately $59.0 million and $7.3 million denominated and repayable in euros and Slovenian tolars, respectively, and our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest, of approximately $207.1 million denominated and repayable in euros. The fair value of such debt approximates the carrying amount on our Condensed Consolidated Balance Sheets. A 10% appreciation in the euro as compared to the Slovenian tolar would have resulted in an approximately $5.9 million decrease in income before provision for income taxes and cumulative change in accounting principle during the six months ended June 30, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian tolar as compared to the U.S. dollar would have resulted in an approximately $30.4 million increase in debt outstanding at June 30, 2004 with an offsetting currency translation adjustment.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(B) Changes in Internal Control over Financial Reporting

      We are conducting a review and evaluation of our internal controls. Based on the results of this review, we have initiated revisions and enhancements to improve our internal control over financial reporting. Other than such improvements, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      As previously disclosed, we are defending two lawsuits filed against us in King County Superior Court in Washington by certain former holders of minority interests in three of our subsidiaries. The lawsuits relate to our acquisition of the remaining minority interests in these three subsidiaries. The plaintiffs alleged a variety of contractual and other claims and sought an unspecified amount of damages. During the course of discovery, the plaintiffs have asserted claims for damages in excess of $100 million. We believe that these claims are without merit and are contesting these claims vigorously. Although litigation is subject to inherent uncertainties, we believe that this litigation will not have a material adverse impact on us.

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

      The Annual Meeting of Shareholders was held on May 26, 2004. The following matters were voted upon at the meeting and received the number of votes indicated:

      1. To elect nine directors to serve until the Annual Meeting of Shareholders for 2005 and until their respective successors are elected and qualified.

	For	Withheld

John W. Stanton	144,964,315	2,053,040
John L. Bunce	144,488,139	2,529,216
Mitchell R. Cohen	144,487,867	2,529,488
Daniel J. Evans	146,051,723	965,632
Theresa E. Gillespie	144,892,579	2,124,776
Jonathan M. Nelson	146,327,306	690,049
Peggy V. Phillips	146,324,441	692,914
Mikal J. Thomsen	144,930,105	2,087,250
Peter H. van Oppen	145,184,767	1,832,588

      2. To ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for 2004.

For:	145,576,611
Against:	1,428,895
Abstain:	11,849

      3. To approve the Western Wireless Corporation 2004 Employee Stock Purchase Plan

For:	135,144,165
Against:	1,311,496
Abstain:	104,477

Item 5.                      Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

      (b) Reports on Form 8-K

      A Form 8-K was furnished May 4, 2004 for the purpose of reporting, under Items 7 and 9, the Company’s financial and operating results for the quarter and year ended March 31, 2004.

      A Form 8-K was filed June 7, 2004 for the purpose of reporting under Items 5 and 7, the completion of a $1.5 billion credit facility.

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

Dated: August 6, 2004

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