Form 10-K/A
period 2003-12-31
WESTERN WIRELESS CORP
filed 2004-11-15
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

Class A Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the indicated parts of this Form 10-K/A Proxy Statement for its 2004 annual shareholders meeting to be filed with the United States Securities and Exchange Commission — Part III.

EXPLANATORY NOTE

      Western Wireless Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K/A”), which was originally filed with the Securities and Exchange Commission on March 12, 2004 (the “Annual Report”), to reflect the restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 in order to (1) correct the accounting for certain direct labor costs associated with network construction in the Company’s international operations (which could not be corrected in the financial statements for the third quarter of 2004 because the cumulative impact of the corrections would have resulted in a material increase to the Company’s net income for the third quarter of 2004), and (2) make certain other corrections to these financial statements which individually, or taken together, would not have been significant enough to require a restatement for the affected periods. Please refer to Note 20 (“Restatement of Financial Statements”) to the Consolidated Financial Statements in the Form 10-K/A for information on the reasons for the restatement and the restatement’s impact on the financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

      This Form 10-K/A amends and restates, as required to reflect the above-described restatement of financial statements: Item 1 “Business” contained in Part I of the Form 10-K/A; Item 6 “Selected Financial Data”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”, Item 8 “Financial Statements and Supplementary Data” and Item 9A “Controls and Procedures” included in Part II of the Form 10-K/A; and Item 15 “Exhibits, Financial Statements, Schedules, and Reports on Form 8-K” included in Part IV of the Form 10-K/A. Item 1 “Business” contained in Part I and Note 10 to the Consolidated Financial Statements contained in Item 15 “Exhibits, Financial Statements, Schedules, and Reports on Form 8-K” also reflect amended disclosure regarding the Company’s Slovenian operating company. No other information included in the original Annual Report is amended hereby; the remaining Items contained in this Form 10-K/A consist of all other Items originally contained in the Annual Report unchanged. Except as noted above, this Form 10-K/A does not reflect events occurring after the filing of the Annual Report, nor modify or update the disclosures in the Annual Report in any way other than as required in relation to the restatement.

WESTERN WIRELESS CORPORATION

FORM 10-K/A

For The Fiscal Year Ended December 31, 2003

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. This Annual Report on Form 10-K/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains statements that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors referenced in this Annual Report on Form 10-K/A, including, without limitation, “Risk Factors” included elsewhere in this report and in the Company’s public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission.

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

We historically have sustained losses from continuing operations and we may not be profitable in the future

      We had a loss from continuing operations before cumulative change in accounting principle of $0.5 million for the year ended December 31, 2003 and had a loss from continuing operations before cumulative change in accounting principle of approximately $213.5 million and $137.3 million for the years ended December 31, 2002 and 2001, respectively. At December 31, 2003, we had an accumulated deficit of $1.1 billion and a net capital deficiency of $230.8 million. We may incur additional losses, which could be significant, during the next several years, and there can be no assurance that we will be able to service our debt requirements and other financial needs.

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

Our customer growth in Slovenia is negatively impacted by the pricing practices of the state-owned telephone company who is also our competitor

      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anti-competitive and that they violate regulations of Slovenia and the European Union. If regulatory relief is not obtained or there is an extended delay before regulatory relief is obtained, we may be unable to realize a return on our investment and may be required to impair our investment in our Slovenian operating company. At December 31, 2003, the long-term assets in our Slovenian entity were approximately $100 million.

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

      The following table sets forth certain selected financial and operating data for us as of and for each of the five years in the period ended December 31, 2003. The selected financial data as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002, and 2001 was derived from our consolidated financial statements and notes thereto which are included elsewhere in this document. The selected financial data as of December 31, 2001, 2000, and 1999 and for each of the years ended December 31, 2000 and 1999 was derived from our consolidated financial statements and notes thereto which are not included in this document. The “other data” is unaudited. All of the data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

Consolidated Financial Data(1)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(As restated)	(As restated)	(As restated)	(Unaudited)(5)	(Unaudited)(5)

	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,503,747	$1,186,610	$1,037,959	$834,954	$626,777
Operating expenses	(1,343,432)	(1,135,245)	(1,016,791)	(666,076)	(565,848)
Other expense	(128,045)	(151,659)	(176,266)	(105,530)	(110,660)
Minority interests in net loss of consolidated subsidiaries	4,637	8,107	17,799	2,058	1,610

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	36,907	(92,187)	(137,299)	65,406	(48,121)
Provision for income taxes	(37,449)	(121,272)	(49)
Total discontinued operations		29,639	(5,933)		(100,652)
Cumulative change in accounting principle	(2,231)		(5,580)

Net loss	$(2,773)	$(183,820)	$(148,861)	$65,406	$(148,773)

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$(0.01)	$(2.71)	$(1.74)	$0.84	$(0.63)
Discontinued operations		0.38	(0.08)		(1.31)
Cumulative change in accounting principle	(0.02)		(0.07)

Basic income (loss) per share	$(0.03)	$(2.33)	$(1.89)	$0.84	$(1.94)

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$(0.01)	$(2.71)	$(1.74)	$0.81	$(0.63)
Discontinued operations		0.38	(0.08)		(1.31)
Cumulative change in accounting principle	(0.02)		(0.07)

Diluted income (loss) per share	$(0.03)	$(2.33)	$(1.89)	$0.81	$(1.94)

Consolidated Balance Sheets Data:
Total assets	$2,539,148	$2,421,504	$2,400,288	$2,018,738	$1,364,012

Total long-term debt, net of current portion	$2,172,893	$2,317,070	$2,215,557	$1,926,393	$1,450,000

Consolidated Cash Flows Provided By (Used In):
Operating activities	$314,071	$154,996	$80,755	$166,971	$95,712
Investing activities	$(175,595)	$(308,462)	$(440,694)	$(644,251)	$(467,141)
Financing activities	$(98,436)	$162,799	$381,979	$468,669	$393,247
Other Data:
Adjusted EBITDA(2)	$450,328	$312,982	$233,796	$314,036	$242,165
Ending domestic subscribers(3)	1,290,400	1,197,800	1,176,500	1,049,500	834,700
Ending consolidated international subscribers(4)	1,194,200	741,300	491,100	85,500	N.M.

(1)	Certain amounts in 2002 and 2001 consolidated financial data have been reclassified to properly reflect the discontinued operations of TAL, our Icelandic subsidiary. Certain amounts in our 1999 consolidated financial data have been reclassified to properly reflect the discontinued operations of T-Mobile USA, formerly VoiceStream.

(2)	EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) loss on extinguishment of debt; (vii) minority interests in net loss of consolidated subsidiaries; (viii) discontinued operations; and (ix) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Domestic subscribers include postpaid and reseller subscribers and exclude prepaid subscribers.

(4)	International consolidated subscribers include prepaid and postpaid mobile subscribers and exclude fixed lines.

(5)	As part of the restatement of our consolidated financial statements described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, adjustments were made to increase cash and cash equivalents and accounts payable, by the same amounts, at December 31, 2000 and 1999. This resulted in an increase to the previously reported total assets amount by $22.3 million and $11.4 million for December 31, 2000 and 1999, respectively, and an increase (decrease) to previously reported cash flows provided by financing activities of $10.8 million and $(18.7 million), for the years ended December 31, 2000 and 1999, respectively. These are the only adjustments made to our previously audited financial statements as of December 31, 2000 and 1999 and for each of the years then ended.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Property and equipment are stated at cost net of accumulated depreciation. To determine the appropriate depreciation period, we must estimate the useful lives of the long-lived assets. Depending on the type of asset or the type of technology, lives for: (i) buildings and improvements range from 3 to 40 years; (ii) wireless communications systems range from 3 to 20 years; and (iii) furniture and equipment range from 2 to 7 years. Based on our weighted average useful life at December 31, 2003, a hypothetical 10% increase or decrease in the weighted average useful life would decrease or increase our consolidated depreciation, amortization and accretion expense by $24.2 million and $29.5 million, respectively.

      We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider which could trigger an impairment review include significant underperformance relative to anticipated minimum future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. In 2003, we conducted an impairment analysis for our investment in Slovenia and determined that an impairment did not exist. We conducted the impairment test because our largest competitor in Slovenia, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anti-competitive and that they violate regulations of Slovenia and the European Union. As part of our impairment analysis, our estimates assume these regulations will change when Slovenia joins the European Union. However, if the Slovenian telephone company is not required to suspend these practices or there is an extended delay in their suspension, we may be unable to realize a return on our investment and may be required to impair our investment in our Slovenian operating company. At December 31, 2003, the long-term assets in our Slovenian entity were approximately $100 million.

Restatement

      During the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we determined that the accounting for certain direct labor costs associated with network construction in our international operations required correction. Specifically, we determined that certain of these costs which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated. If these corrections for prior periods were made in the third quarter of 2004, the cumulative impact of these corrections would have resulted in a material increase to our net income for the third quarter of 2004. As a result, we are restating our financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003, reflecting adjustments to our previously reported financial information filed on our Forms 10-K. We are also filing two Forms 10-Q/A containing restated financial information reflecting adjustments to our previously reported financial information in our Forms 10-Q for the quarters ended June 30 and March 31, 2004.

      The restated financial information summarized below also reflects other corrections which individually, or taken together, were not significant enough to necessitate a restatement for the affected periods. These corrections include adjustments for (i) the capitalization of interest costs associated with certain of our international operations during 2001; (ii) the increase of cash and cash equivalents and accounts payable, by the same amounts, in 2001 and 2002; (iii) the reclassification to cash and cash equivalents of certain cash which had been considered restricted and recorded as prepaid expenses and other current assets in 2002; (iv) the recognition in the fourth quarter of 2002 of an incremental impairment (and the tax effects related thereto) originally recorded in the first quarter of 2003 arising from disposition of our Arizona 6 RSA; (v) the recognition of interconnection and universal service fund revenue and related expenses by certain of our international operations in the fourth quarter of 2003 previously recognized in the first half of 2004; (vi) the reclassification of a portion of activation fee revenue from subscriber revenue to equipment revenue in the third and fourth quarters of 2003; (vii) the recognition and recording of withholding tax on certain international management fee revenue in 2003 and 2002; and (viii) the reclassification of non-cash charges related to certain interest rate hedges from other comprehensive income to other income in the fourth quarter of 2003 previously recognized in the first quarter of 2004. These adjustments and capitalization of the direct labor costs referenced above have also resulted in adjustments to depreciation, amortization and accretion expense; minority interests; foreign currency translation; and the provision for income taxes.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated to reflect the effects of these restatements.

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

      The following table sets forth certain financial data as it relates to our 2003, 2002 and 2001 domestic operations:

	Year Ended December 31,

	2003	2002	2001

	(As restated)	(As restated)

	(Dollars in thousands)
Revenues:
Subscriber revenues	$705,081	$609,406	$619,214
Roamer revenues	217,397	228,878	244,538
Equipment sales	45,131	41,937	38,738
Other revenues	2,628	3,483	10,981

Total revenues	$970,237	$883,704	$913,471
Operating expenses:
Cost of service	$170,499	$176,584	$193,363
Cost of equipment sales	88,178	79,162	80,008
General and administrative	173,587	144,666	166,712
Sales and marketing	117,729	115,678	128,378
Depreciation, amortization and accretion	200,438	194,003	190,601
Asset dispositions	4,850	24,094
Stock-based compensation, net	2,182	1,328	4,183

Total operating expenses	$757,463	$735,515	$763,245
Adjusted EBITDA	$420,244	$367,614	$345,010

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

Domestic Revenues

      The increase in subscriber revenues for the year ended December 31, 2003 compared to the same period in 2002 was partly due to an increase in ARPU and due partly to growth in subscribers. ARPU was $47.23 in 2003, a 10.4% increase from $42.78 in 2002. The increase in ARPU in 2003 is due to many factors including: (i) the receipt of federal universal service fund (USF) payments as an Eligible Telecommunications Carrier (“ETC”) for certain of our traditional mobile services customers, which contributed $2.23 to the increase for the year ended December 31, 2003; (ii) the inclusion in subscriber revenue of amounts collected from customers for federal and state USF assessments, which contributed $0.86 to the increase in ARPU for the year ended December 31, 2003; and (iii) a regulatory charge of $0.97 per month to our subscribers beginning in May 2003 to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced E911. The decrease in subscriber revenues for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in ARPU partially offset by a growth in average subscribers. ARPU declined 7.7% from $46.36 in 2001 to $42.78 in 2002. The decline in ARPU for the year ended December 31, 2002 compared to the year ended December 31, 2001 was a result of several factors including: (i) the increase in popularity of rate plans that have larger allotments of included minutes; (ii) larger home calling areas; (iii) more rate plans that include long distance at no additional charge; and (iv) an increase in the number of rate plans that share minutes with an existing plan at a lower access rate. We expect factors such as growth in USF support payments, the inclusion of a full year of subscriber collections for state and federal USF assessments along with an increase in our regulatory charge, implemented in January of 2004, to provide for an overall higher ARPU in 2004 as compared to 2003. We expect to continue to receive universal service fund payments for certain mobile subscribers who reside in areas for which we are eligible to receive such payments through 2004. The FCC is currently reviewing the rules under which cellular carriers are eligible to receive USF support payments. In 2004, we will seek to broaden our ETC status and eligibility to receive universal service support. There is no guarantee that we will be able to obtain ETC status in additional areas and increase our eligibility for universal service support. There is also a risk that the FCC and state commissions may impose additional regulatory obligations on existing ETCs that we may find unacceptable. We can provide no long-term assurances that federal USF support payments will continue at the current level, if at all.

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

      Sales and marketing costs increased slightly for the year ended December 31, 2003 compared to the same period in 2002 primarily due to increases in variable costs such as direct commissions and dealer related costs. The decrease in sales and marketing costs for the year ended December 31, 2002 compared to the same period in 2001, was primarily the result of a decrease in the fixed cost components (for example: rents, utilities and advertising) of sales and marketing partially offset by an increase in variable cost components as we executed our strategy to shift to a more variable cost structure. In 2003, CPGA was $394 compared to $424 in 2002 and $369 in 2001. The decrease in CPGA in 2003 compared to the same period in 2002 is due to reductions in the loss on equipment sales and reductions in the fixed cost components of sales and marketing. These decreases are partially offset by increases in retention and variable costs. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These retention costs had a $61, $49 and $38 impact on CPGA for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in CPGA in 2002 compared to the same period in 2001 resulted mainly from fixed sales and marketing costs, including costs of retaining existing subscribers, being spread over fewer gross subscriber additions. CPGA is expected to decrease in 2004 compared to 2003 as we expect to increase our gross additions year-over-year while holding our sales and marketing costs, including losses on equipment sales, relatively flat.

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

      The asset dispositions loss for the year ended December 31, 2003 resulted from recording a $4.9 million impairment charge related to the sale of our Arizona 6 RSA. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our consolidated statements of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.

      The asset dispositions loss for the year ended December 31, 2002 resulted from recording a $17.8 million impairment charge related to the exploration and sale of the Arizona 6 RSA discussed above. We also recognized a charge of approximately $7.6 million for the year ended December 31, 2002 related to the disposition of certain of our paging assets. These charges were offset by a gain of approximately $1.3 million resulting from the sale of certain Specialized Mobile Radio and Competitive Local Exchange Carrier assets.

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

	Year Ended December 31,

	2003	2002	2001

	(As restated)	(As restated)	(As restated)

	(Dollars in thousands)
Revenues:
Subscriber revenues	$400,583	$201,280	$74,562
Roamer revenues	45,634	29,057	7,976
Fixed line revenues	56,613	55,751	29,198
Equipment sales	18,772	11,695	8,200
Other revenues	11,908	5,123	4,552

Total revenues	$533,510	$302,906	$124,488
Operating expenses:
Cost of service	$249,299	$179,995	$90,827
Cost of equipment sales	72,801	39,487	23,344
General and administrative	82,962	72,182	55,798
Sales and marketing	98,364	65,874	65,733
Depreciation, amortization and accretion	73,780	47,642	19,720
Stock-based compensation, net	8,763	(5,450)	(1,876)

Total operating expenses	$585,969	$399,730	$253,546
Adjusted EBITDA	$30,084	$(54,632)	$(111,214)

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

International Revenues

      Total subscriber revenues increased for the year ended December 31, 2003 compared to the same period in 2002 primarily due to an increase in the number of subscribers across most of our markets, increased ARPU and the strengthening of the euro as compared to the U.S. dollar. International ARPU was $34.49 for the year ended December 31, 2003 compared to $27.22 for the same period in 2002. The increase in international ARPU was primarily a result of a $15.47 increase in ARPU in Austria, resulting from an increase in postpaid subscribers who generally generate higher service revenue than prepaid subscribers. Further, the strengthening of the euro accounted for $4.13 of the increase in international ARPU and $6.15 of the increase in Austrian ARPU for 2003 as compared to 2002. The increase in the Austrian ARPU offset a $1.15 decline in ARPU in our other markets during 2003 as compared to the same period in 2002. The increase in total subscriber revenues in 2002 from 2001 was primarily due to an increase in the number of subscribers across all of our markets and the inclusion of twelve months of subscriber revenues in 2002 generated by Austria, which was acquired at the end of June 2001. International ARPU of $27.22 increased $3.42 in the year ended December 31, 2002 from $23.80 for the same period in 2001. The increase in international ARPU in 2002 was primarily a result of increased ARPU in Ireland and Slovenia, which launched operations in February and December 2001, respectively. Further, the strengthening of the euro accounted for $1.35 of the increase in international ARPU for 2002 as compared to 2001. We anticipate continued growth in subscriber revenues, exclusive of changes in currency exchange rates, as we add international subscribers and focus on moderate growth in ARPU in 2004.

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

      Total cost of service increased for the year ended December 31, 2003 as compared to the same period in 2002. This was due primarily to a 57% increase in the number of average subscribers across all of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, average monthly cost of service was $21.47 and $24.34 for the years ended December 31, 2003 and 2002, respectively. Average monthly cost of service per average Austrian subscriber decreased to $28.99 in 2003 from $33.09 in 2002. The decreases in total international and Austria cost of service are mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro increased average monthly cost of service by $4.28 and $6.58 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the year ended December 31, 2003 as compared to the same period in 2002. Total cost of service increased for the year ended December 31, 2002 over the same period in 2001. This was due primarily to the acquisition of our Austrian segment at the end of June 2001 and the launch of our international operations in Slovenia in December 2001. On a per average international subscriber basis, monthly cost of service decreased to $24.34 for the year ended December 31, 2002 from $28.99 for the year ended December 31, 2001. We expect cost of service dollars to increase in 2004 as compared to 2003 due to a growing subscriber base but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

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

      Total general and administrative costs increased for the year ended December 31, 2003 compared to the same period in 2002. This was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, general and administrative monthly cost was $7.14 and $9.76 for the years ended December 31, 2003 and 2002, respectively. General and administrative monthly cost per average Austrian subscriber was $7.19 in 2003 and $9.18 in 2002. The decreases in total international and Austria general and administrative costs were mainly due to increased cost efficiencies due to a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost by $1.34 and $1.83 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the year ended December 31, 2003 as compared to the same period in 2002. The increase in general and administrative expenses in 2002 from 2001 was primarily due to the acquisition of our Austrian business at the end of June 2001 and the launch of our international operations in Slovenia in December 2001. General and administrative monthly cost per average international subscriber and per average Austrian subscriber decreased $8.05 and $4.44, respectively, in 2002 as compared to 2001 primarily due to increased cost efficiencies as a result of the growing subscriber base. We expect general and administrative dollars to increase in 2004 as compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

      Total sales and marketing expense increased for the year ended December 31, 2003 compared to the same period in 2002 primarily due to increased sales and promotion expenses attributable to higher subscriber additions, mainly in Austria, and the strengthening of the euro as compared to the U.S. dollar. Total sales and marketing expense remained relatively consistent on a year-over-year basis from 2001 to 2002. International CPGA was $182 and $179 for the years ended December 31, 2003 and 2002, respectively. The year-over-year increase is primarily a result of the strengthening of the euro as compared to the U.S. dollar, which offset an actual decline in international CPGA due to reduced sales costs per subscriber addition in all of our markets. The strengthening of the euro increased CPGA by $31 for the year ended December 31, 2003 as compared to the same period in 2002. Austrian CPGA decreased to $276 in 2003 from $313 in 2002 due to reduced sales costs, partially offset by a $62 increase due to a strengthening of the euro as compared to the U.S. dollar. International CPGA declined to $179 in 2002 from $232 in 2001 primarily due to reduced sales costs and lower equipment subsidies in most of our markets, partially offset by the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro increased CPGA by $13 for the year ended December 31, 2002, as compared to the same period in 2001. Austrian CPGA increased $28 in 2002 from 2001 primarily due to the strengthening of the euro as compared to the U.S. dollar of $16 per gross addition and higher equipment subsidies. We expect sales and marketing dollars, including equipment subsidies, to increase for 2004 as compared to the same period in 2003, exclusive of changes in currency exchange rates, due to a higher number of gross additions. We expect CPGA to increase in 2004 as compared to the same period in 2003, exclusive of changes in currency exchange rates, mainly due to higher customer acquisition costs, primarily in Austria and Ireland.

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

International Adjusted EBITDA

      Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved for the year ended December 31, 2003 compared to the same period in 2002. The $84.7 million increase in international Adjusted EBITDA was mainly due to a $54.0 million increase, from ($21.7) million in 2002 to $32.3 million in 2003, in Adjusted EBITDA in Austria, as a result of cost efficiencies and revenue growth in 2002. Increases in Adjusted EBITDA across all other countries included in our other international segment accounted for the remaining increase of $30.7 million. Adjusted EBITDA for our international consolidated subsidiaries improved from 2001 to 2002 due to the inclusion of Austria’s results of operations from acquisition in June 2001 and the launch of operations in Ireland in the first quarter of 2001. We expect international Adjusted EBITDA to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Year Ended December 31,

	2003				2002

		Austrian	All Other			Austrian	All Other
	Domestic	Operations	International	Consolidated	Domestic	Operations	International	Consolidated

	(Dollars in thousands)

	(As restated)
Net income (loss)	$70,670	$3,941	$(77,384)	$(2,773)	$(80,813)	$(35,723)	$(67,284)	$(183,820)
Depreciation, amortization and accretion	200,438	11,913	61,867	274,218	194,003	5,289	42,353	241,645
Asset dispositions	4,850			4,850	24,094			24,094
Stock-based compensation, net	2,182	753	8,010	10,945	1,328		(5,450)	(4,122)
Interest and financing expense, net	99,351	10,232	48,986	158,569	110,080	6,710	39,901	156,691
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(9,381)	4,493	(6,337)	(11,225)	(315)	1,921	(6,638)	(5,032)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net loss of consolidated subsidiaries			(4,637)	(4,637)			(8,107)	(8,107)
Provision for income taxes	32,461	213	4,775	37,449	118,516	109	2,647	121,272
Discontinued operations					721		(30,360)	(29,639)
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$420,244	$32,315	$(2,231)	$450,328	$367,614	$(21,694)	$(32,938)	$312,982

	Year Ended December 31,

	2001

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)

	(As restated)
Net income (loss)	$(3,526)	$(42,211)	$(103,124)	$(148,861)
Depreciation, amortization and accretion	190,601	427	19,293	210,321
Asset dispositions
Stock-based compensation, net	4,183		(1,876)	2,307
Interest and financing expense, net	138,384	673	18,589	157,646
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	8,768	341	9,511	18,620
(Gain) loss on sale of joint venture
Loss on extinguishment of debt
Minority interests in net loss of consolidated subsidiaries			(17,799)	(17,799)
Provision for income taxes			49	49
Discontinued operations			5,933	5,933
Cumulative change in accounting principle	6,600		(1,020)	5,580

Adjusted EBITDA	$345,010	$(40,770)	$(70,444)	$233,796

Consolidated Other Income (Expense)

      Interest and financing expense increased slightly to $158.6 million in 2003 from $156.7 million in 2002. The increase in interest expense is due mainly to higher interest expense in Slovenia and Austria due partly to higher average borrowings and due partly to a strengthening of the euro as compared to the U.S. dollar. The increase was partially offset by a decrease in domestic interest expense due primarily to a decrease in our domestic weighted average debt balance. Interest and financing expense decreased to $156.7 million in 2002 from $157.6 million in 2001. The decrease was due to a reduction in our weighted average interest rate partially offset by an increase in our average long-term debt. Long-term debt was incurred primarily to fund our capital expenditures, acquisition of wireless properties and international projects. The weighted average domestic interest rate paid to third parties was 6.6%, 6.6% and 8.0% in 2003, 2002 and 2001, respectively. The international weighted average interest rate paid to third parties by consolidated WWI entities was 6.5%, 5.8% and 7.6% in 2003, 2002 and 2001, respectively.

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

Consolidated Provision for Income Taxes

      The decrease in the provision for income taxes in 2003 compared to 2002 relates to the adoption of SFAS No. 142 in 2002. In 2002, we incurred a deferred income tax provision of approximately $118.5 million mainly to increase the valuation allowance related to our NOL carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse during the NOL carryforward period, we increased the valuation allowance accordingly. Subsequent to January 1, 2002 we are required to continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $23.8 million for the year ended December 31, 2002. The continuing deferred income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse during our NOL carryforward period. This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. These tax expenses were partially offset by a $2.2 million reduction in our deferred income tax provision related to the impairment of our Arizona 6 RSA. For the year ended December 31, 2003, the domestic deferred income tax provision was $32.5 million. This deferred income tax provision was comprised of $24.0 million related to the ongoing difference between book and tax amortization on our domestic licenses for the year ended December 31, 2003 and $8.5 million associated with book tax differences related to our acquisition of 1900 MHz PCS licenses acquired from TMO. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on cash flows from operating, investing or financing activities. We will continue to evaluate the need for this valuation allowance for accounting purposes to determine if we should reverse all or part of the allowance in the future.

      Our consolidated provision for income taxes also reflects $5.0 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively, related to our international operation.

Consolidated Loss from Continuing Operations before Cumulative Change in Accounting Principle

      On a consolidated basis, loss from continuing operations before cumulative change in accounting principle decreased by $212.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This improvement resulted mainly from increases discussed in “Domestic Adjusted EBITDA” and “International Adjusted EBITDA” and increases in “Consolidated Other Income (Expense)” and a decrease in “Consolidated Provision for Income Taxes.” The increase in the net loss from continuing operations before cumulative change in accounting principle for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily the result of the domestic provision for income taxes, as discussed above, along with an increase in depreciation, amortization and accretion. The increase in depreciation, amortization and accretion was primarily in our international operations. These items were offset by improvements in both international and domestic Adjusted EBITDA, as discussed above.

Total Discontinued Operations

      Total discontinued operations for 2002 represented the gain on sale of $23.9 million and net income of $5.7 million from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002. Our proceeds were $28.9 million. Total discontinued operations for 2001 represents the portion of net loss attributable to TAL.

Net Loss

      The decrease in net loss for 2003 as compared to 2002 was primarily the result of the improvement in loss from continuing operations before cumulative change in accounting principle, as discussed above. The improvement in loss from continuing operations before cumulative change in accounting principle for 2003 was partially offset by the cumulative change in accounting principle resulting from the adoption of SFAS No. 143. The increase in net loss for 2002 as compared to 2001 was primarily the result of the increase in net loss from continuing operations before cumulative change in accounting principle, as discussed above. The increase in net loss in 2002 was partially offset by income from discontinued operations and the gain on the sale of TAL in November 2002.

Consolidated Net Operating Loss Carryforwards

      We had no domestic tax liability for the current period due to NOL carryforwards from prior years. At December 31, 2003, federal NOL carryforwards amounting to approximately $667 million were available. We also have NOLs related to consolidated subsidiaries in foreign jurisdictions of approximately $1.5 billion, which are reported at foreign statutory rates. Approximately $1.1 billion of these foreign NOL carryforwards in Austria were assigned no value in purchase accounting resulting from the acquisition of tele.ring in 2001. These NOL carryforwards are not available in the United States. The federal NOL carryforwards will expire between our tax years 2003 and 2023. We may be limited in our ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and due to changes in shareholdings that occurred during 1999. We believe that, based on a number of factors, there is uncertainty regarding the realization of our NOL carryforwards.

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

      Net cash provided by operating activities was $314.1 million for the year ended December 31, 2003. Adjustments to the $2.8 million net loss to reconcile to net cash provided by operating activities included: (i) $40.5 million gain resulting from the sale of our Croatian joint venture; (ii) $278.4 million of depreciation, amortization and accretion; and (iii) $32.5 million in deferred income taxes primarily related to the ongoing difference between book and tax amortization of domestic licenses. Net cash provided by operating activities was $155.0 and $80.8 million for the years ended December 31, 2002 and 2001, respectively.

      Net cash used in investing activities was $175.6 million for the year ended December 31, 2003. Investing activities for the year consisted primarily of $253.3 million in purchases of property and equipment, of which $79.1 million was related to WWI. This was partially offset by proceeds from the sale of our Croatian joint venture of $69.6 million. Net cash used in investing activities was $308.5 million and $440.7 million for the years ended December 31, 2002 and 2001, respectively.

      Net cash used in financing activities was $98.4 million for the year ended December 31, 2003. Financing activities for the year consisted primarily of: (i) $739.5 million in additions to long-term debt primarily resulting from the issuance of $600 million and $115 million for the 2013 Notes and the 2023 Notes, respectively; (ii) $1.0 billion in repayments of long-term debt including prepayments of $400 million on the Credit Facility, $383 million for the extinguishment of our 2006 and 2007 Notes and a $175 million paydown on Revolver A; and (iii) $229.0 million related to the issuance of Class A Common Stock, net including $227.3 million related to our equity offering. Net cash provided by financing activities was $162.8 million and $404.2 million for the years ended December 31, 2002 and 2001, respectively.

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

Foreign Currency Risk

      Currently, 13% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $7.6 million decrease in income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle for the twelve months ended December 31, 2003. Such a change in income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollars.

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

      The financial statements required by this item are set forth on pages 63 through 107 and the related financial statement schedules are set forth on pages 108 through 116.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As previously disclosed in a Current Report on Form 8-K which we filed on November 8, 2004 and as more fully described in Note 20 to the Consolidated Financial Statements, we have determined that certain direct labor costs associated with network construction at our international operations which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated and required correction. We also determined the cumulative impact of these corrections would have resulted in a material increase to our net income for the third quarter of 2004. The cause of this capitalization error was the inconsistent application of our corporate accounting policies at certain of our international operations. Accordingly, we have amended our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to make these and certain other corrections.

      Management also determined that the internal control deficiency that made these restatements necessary is indicative of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed this internal control deficiency with the Company’s audit committee; has discussed it with our independent registered public accounting firm, PricewaterhouseCoopers LLP; and has advised the Company’s audit committee that this deficiency is indicative of a material weakness in the Company’s internal control over financial reporting.

      In order to remediate this internal control deficiency, management has commenced implementation of the following measures:

•	Increased staffing with additional personnel trained in financial reporting under accounting principles generally accepted in the United States (GAAP).

•	Improved documentation, communication, and periodic review of our accounting policies throughout our domestic and international locations for consistency and application in accordance with GAAP at each of our operating locations.

•	Enhanced training for our international finance and accounting personnel to familiarize them with the Company’s accounting policies.

•	Enhanced reporting from our international locations in the area of compliance with corporate accounting policies and more oversight by headquarters accounting personnel to identify any deviations from Company accounting policies.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. At the time of the initial filing of this report, based upon that evaluation, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

      In light of the issues referenced above, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer now believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of the period covered by this report, due to the existence of the internal control deficiency described above. However, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer believe that the remediation measures when implemented will address the internal control deficiency described above and will allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

      Although as of the end of the period covered by this report there were no changes in internal control over financial reporting that occurred during the last fiscal quarter of such period that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, subsequent to the initial filing of this report we have been conducting a thorough review and evaluation of our internal controls as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures. Based on the results of this review, we have initiated the actions described above and other revisions and enhancements to improve our internal control over financial reporting. We cannot assure that we will be able to correct the internal control deficiency referenced above or otherwise comply with Section 404 in a timely manner. In addition, we cannot assure that our independent registered public accounting firm will be able to issue unqualified attestation reports on management’s assessment of or on the operating effectiveness of our internal control over financial reporting.

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

      (a) Financial Statements and Schedules

      The financial statements and schedules that are filed with this Form 10-K/A are set forth in the Index to Consolidated Financial Statements and Schedules, which immediately precedes such documents.

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

      (c) Exhibits

Exhibit
Number	Exhibit Title

3.1(A)	Amended and Restated Articles of Incorporation.
3.2(A)	Bylaws of the Registrant.
4.6(P)	Indenture between Western Wireless Corporation and The Bank of New York, dated July 16, 2003, relating to 4.625% Convertible Subordinated Notes due 2023
4.7(P)	Indenture between Western Wireless Corporation and The Bank of New York, dated June 11, 2003, relating to 9.250% Senior Notes due 2013
10.1(F)	Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated March 10, 2000.
10.2	Amendment Number 1 to Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. effective January 1, 2001.
10.3(G)	Amended and Restated General Agreement for Purchase of Cellular Systems between Lucent Technologies, Inc. and Western Wireless Corporation dated October 1, 1999.
10.4(D)	License and Services Agreement between Western Wireless Corporation and AMDOCS (UK) Limited dated August 23, 1999.
10.6(J)	Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April 12, 2001.
10.7(A)	Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated May 13, 1996.
10.8(A)	Employment Agreement by and between John W. Stanton and Western Wireless Corporation dated March 12, 1996.
10.9(A)	Employment Agreement by and between Mikal J. Thomsen and Western Wireless Corporation dated March 12, 1996.
10.10(A)	Employment Agreement by and between Theresa E. Gillespie and Western Wireless Corporation dated March 12, 1996.
10.11(C)	Employment Agreement by and between Donald Guthrie and Western Wireless Corporation dated March 12, 1996.
10.12(I)	Employment Agreement by and between Bradley J. Horwitz and Western Wireless Corporation dated March 20, 1996.
10.14(E)	Employment Agreement by and between Jeffrey A. Christianson and Western Wireless Corporation dated December 17, 1999.
10.15(J)	Employment Agreement by and between Gerald J. Baker and Western Wireless Corporation dated January 22, 2001.

Exhibit
Number	Exhibit Title

10.16(L)	Employment Agreement by and between Eric Hertz and Western Wireless Corporation dated May 7, 2002.
10.17(M)	Employment Agreement by and between M. Wayne Wisehart and Western Wireless Corporation dated January 3, 2003.
10.18(J)	Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.
10.19(I)	Subscription and Put and Call Agreement with respect to Shares of Common Stock of Western Wireless International Corporation between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc., and Bradley J. Horwitz, as amended through second amendment.
10.20(J)	Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.
10.21(J)	Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.
10.22(J)	Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.
10.23(L)	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as amended through February 3, 2000.
10.24	Western Wireless Corporation 1996 Employee Stock Purchase Plan, as amended through November 2001.
10.25(B)	Western Wireless Corporation 1997 Executive Restricted Stock Plan.
10.26(H)	Agreement and Plan of Distribution between Western Wireless Corporation and VoiceStream Wireless Corporation dated April 9, 1999.
10.27(F)	Loan Agreement among Western Wireless Corporation, as Borrower, TD Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand Cayman Branches, First Union National Bank, Fleet National Bank, Goldman Sachs Credit Partners LP, Cooperative Centrale-Raiffeisen Boerenleenbank B.A. “Rabobank International”, New York Branch, and Union Bank of California, N.A., as Managing Agents, Skandinaviska Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent, dated as of April 25, 2000.
10.28(N)	Western Wireless International Holding Corporation Amended and Restated 1998 Stock Appreciation Plan.
10.29(K)	Agreement dated May 4, 2001 by and among Mannesmann Eurokom GmbH, EKOM Telecommunications Holding Ag and EHG Einkaufs-und Handels GmbH for the Sale and Purchase of 100% of the Shares in tele.ring Telekom Service GmbH, 100% of the Partnership Interest in tele.ring Telekom Service GmbH & Co KEG and for the Call-Option regarding the Sale and Purchase of 100% of the shares in Mannesmann 3G Mobilfunk GmbH 2.2.
10.30(K)	Term Loan Agreement dated June 29, 2001 by and between tele.ring TeleKom Service GmbH, as Borrower, and EKOM Telecommunications Holding AG, as Lender.
10.31(L)	Letter Agreement dated April 5, 2002 by and among tele.ring Telekom Service GmbH, EHG Einkaufs-und Handels GmbH, Vodafone AG (as universal successor of Mannesmann Eurokom GmbH) and EKOM Telecommunications Holding AG.

Exhibit
Number		Exhibit Title

10.32(N)		Amendment No. 1 to Term Loan Agreement, dated January 30, 2003 to Term Loan Agreement dated June 29, 2001, by and between tele.ring Telekom GmbH, as Borrower, and EKOM Telecommunications AG, as Lender.
10.33(M)	*	Amendment No. 1 to the Amended and Restated General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. dated September 17, 2002.
10.34(N)	*	Facility Agreement dated April 30, 2002 by and between Western Wireless International d.o.o., as Borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original euro Facility Bank and Others.
10.35(N)	*	First Amendment Agreement relating to the Facility Agreement dated 30 April 2002 by and between Western Wireless International d.o.o., as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and original euro Facility Bank and Others.
10.36(O)		Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003
10.37(O)	*	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc., dated July 16, 2003
10.38(O)	*	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement dated as of April 25, 2000
10.39(P)		Second Amendment Agreement, dated August 28, 2003, relating to the Facility Agreement dated 30 April 2002, by and between Western Wireless International d.o.o, as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original Euro Facility Bank and Others.
10.40(P)		Second Amendment and Restatement, dated August 28, 2003, of the Sponsors’ and Shareholders’ Undertaking and Completion Guarantee dated 30 April 2002, among Western Wireless International d.o.o., as Borrower, IKB Deutsche Industriebank AG, as Off Shore Security Agent or Off Shore Facility Agent, as the case may be, and Western Wireless International Corporation, Western Wireless International Slovenia Corporation and Western Wireless International Slovenia II Corporation, together the Sponsors.
10.41(Q)		Sixth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated January 18, 2004.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1(N)		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
31.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(A)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Commission File No. 333-2432).

(B)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4 (Commission File No. 333-14859).

(C)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/96.

(D)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/99.

(E)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/99.

(F)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/00.

(G)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/00.

(H)	Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

(I)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/00.

(J)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/01.

(K)	Incorporated by reference to the exhibit filed with our Form 8-K on July 16, 2001.

(L)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/02.

(M)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/02.

(N)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/02.

(O)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/03.

(P)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/03.

(Q)	Incorporated by reference to the exhibit filed with our original Form 10-K for the year ended 12/31/03.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

WESTERN WIRELESS CORPORATION

FORM 10-K/A

For The Year Ended December 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Western Wireless Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Western Wireless Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for legal liabilities associated with asset retirements as required by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

      As described in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for intangible assets as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

      As described in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      As discussed in Note 20 to the consolidated financial statements, the Company has restated its consolidated financial statements and financial statement schedules as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 10, 2004, except as to Note 20 which is as of November 12, 2004

WESTERN WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of December 31,

	2003	2002

	(As restated — see Note 20)
ASSETS
Current assets:
Cash and cash equivalents	$128,597	$81,005
Accounts receivable, net of allowance for doubtful accounts of $24,523 and $22,059, respectively	218,258	159,976
Inventory	30,182	24,461
Marketable securities		10,270
Prepaid expenses and other current assets	23,067	38,078

Total current assets	400,104	313,790
Property and equipment, net of accumulated depreciation of $936,567 and $740,897, respectively	914,499	865,057
Licensing costs and other intangible assets, net of accumulated amortization of $27,916 and $24,072, respectively	1,192,130	1,162,889
Investments in and advances to unconsolidated affiliates	9,353	41,284
Other assets	23,062	38,484

	$2,539,148	$2,421,504

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$101,118	$72,939
Accrued liabilities and other	203,835	179,290
Construction accounts payable	31,061	30,543
Current portion of long-term debt	47,318	141,914

Total current liabilities	383,332	424,686

Long-term liabilities:
Long-term debt, net of current portion	2,172,893	2,317,070
Deferred income taxes	150,977	118,516
Other long-term liabilities	39,565	14,022

Total long-term liabilities	2,363,435	2,449,608

Minority interests in consolidated subsidiaries	23,202	23,584

Commitments and contingencies (Note 10)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 84,663,930 and 72,229,605 shares issued and outstanding, respectively, and; Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	899,304	669,072
Deferred compensation	(112)	(39)
Accumulated other comprehensive loss	(6,360)	(24,527)
Deficit	(1,123,653)	(1,120,880)

Total net capital deficiency	(230,821)	(476,374)

	$2,539,148	$2,421,504

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Years Ended December 31,

	2003	2002	2001

	(As restated — see Note 20)
Revenues:
Subscriber revenues	$1,105,664	$810,686	$693,776
Roamer revenues	263,031	257,935	252,514
Fixed line revenues	56,613	55,751	29,198
Equipment sales	63,903	53,632	46,938
Other revenues	14,536	8,606	15,533

Total revenues	1,503,747	1,186,610	1,037,959

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below and stock-based compensation, net of $319, $0 and $151, respectively)	419,798	356,579	284,190
Cost of equipment sales	160,979	118,649	103,352
General and administrative (exclusive of stock-based compensation, net of $10,281, ($4,122) and $1,875, respectively)	256,549	216,848	222,510
Sales and marketing (exclusive of stock-based compensation, net of $345, $0 and $281, respectively)	216,093	181,552	194,111
Depreciation, amortization and accretion	274,218	241,645	210,321
Asset dispositions	4,850	24,094
Stock-based compensation, net	10,945	(4,122)	2,307

Total operating expenses	1,343,432	1,135,245	1,016,791

Other income (expense):
Interest and financing expense, net	(158,569)	(156,691)	(157,646)
Equity in net income (loss) of unconsolidated affiliates, net of tax	2,750	4,219	(7,772)
Gain on sale of Croatian joint venture	40,519
Loss on extinguishment of debt	(21,220)
Other, net	8,475	813	(10,848)

Total other expense	(128,045)	(151,659)	(176,266)

Minority interests in net loss of consolidated subsidiaries	4,637	8,107	17,799

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	36,907	(92,187)	(137,299)
Provision for income taxes	(37,449)	(121,272)	(49)

Loss from continuing operations before cumulative change in accounting principle	(542)	(213,459)	(137,348)

Discontinued operations:
Income (loss) from discontinued operations		5,736	(5,933)
Gain on sale of discontinued operations		23,903

Total discontinued operations		29,639	(5,933)

Loss before cumulative change in accounting principle	(542)	(183,820)	(143,281)
Cumulative change in accounting principle	(2,231)		(5,580)

Net loss	$(2,773)	$(183,820)	$(148,861)

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$(0.01)	$(2.71)	$(1.74)
Discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Basic and diluted loss per share	$(0.03)	$(2.33)	$(1.89)

Pro forma net loss assuming SFAS No. 143 is applied retroactively (Note 2)	$(542)	$(184,740)	$(149,415)

Comprehensive income (loss):
Net loss	$(2,773)	$(183,820)	$(148,861)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	5,208	223	(1,984)
Unrealized holding gain (loss)	990	(8,777)	(3,067)

Net unrealized income (loss) on marketable securities	6,198	(8,554)	(5,051)

Unrealized income (loss) on hedges:
Reclassification adjustment, net	82
Unrealized income (loss) on hedges	6,163	(5,856)	(8,082)

Net unrealized income (loss) on hedges	6,245	(5,856)	(8,082)

Foreign currency translation	5,724	14,124	(1,233)

Total comprehensive income (loss)	$15,394	$(184,106)	$(163,227)

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Common Stock				Accumulated
					Other		Total Net
	Class A	Class B	Paid-in	Deferred	Comprehensive		Capital
	Shares	Shares	Capital	Compensation	Loss	Deficit	Deficiency

					(As restated — see Note 20)
BALANCE AS OF JANUARY 1, 2001	71,054,977	7,060,059	$665,084	$(5,703)	$(9,875)	$(788,199)	$(138,693)
Shares issued:
Upon exercise of stock options	747,639		4,596				4,596
Class B shares exchanged for Class A shares	78,987	(78,987)
Deferred compensation			(1,522)	5,703			4,181
Foreign currency translation adjustment					(1,233)		(1,233)
Unrealized loss on hedges					(8,082)		(8,082)
Unrealized loss on securities					(3,067)		(3,067)
Reclassification adjustment on sale of securities					(1,984)		(1,984)
Net loss						(148,861)	(148,861)

BALANCE AS OF DECEMBER 31, 2001	71,881,603	6,981,072	668,158	—	(24,241)	(937,060)	(293,143)
Shares issued:
Upon exercise of stock options	81,654	25,000	797				797
Class B shares exchanged for Class A shares	231,348	(231,348)
Deferred compensation	35,000		117	(39)			78
Foreign currency translation adjustment					14,124		14,124
Unrealized loss on hedges					(5,856)		(5,856)
Unrealized loss on securities					(8,777)		(8,777)
Reclassification adjustment on sale of securities					223		223
Net loss						(183,820)	(183,820)

BALANCE AS OF DECEMBER 31, 2002	72,229,605	6,774,724	669,072	(39)	(24,527)	(1,120,880)	(476,374)
Shares issued:
Upon exercise of stock options	226,322	25,000	1,671				1,671
Class B shares exchanged for Class A shares	7,003	(7,003)
Upon grant to executive officers in lieu of cash bonuses	201,000		1,037				1,037
For cash, net of costs	12,000,000		227,300				227,300
Deferred compensation			224	(73)			151
Foreign currency translation adjustment					5,724		5,724
Unrealized gain on hedges					6,163		6,163
Reclassification adjustment on hedges					82		82
Unrealized gain on securities					990		990
Reclassification adjustment on sale of securities					5,208		5,208
Net loss						(2,773)	(2,773)

BALANCE AS OF DECEMBER 31, 2003	84,663,930	6,792,721	$899,304	$(112)	$(6,360)	$(1,123,653)	$(230,821)

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,

	2003	2002	2001

	(As restated — see Note 20)
Operating activities:
Net loss	$(2,773)	$(183,820)	$(148,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations		(5,736)	5,933
Gain on sale of joint venture and subsidiary, respectively	(40,519)	(23,903)
Cumulative change in accounting principle	2,231		5,580
Realized loss on marketable securities	5,180	658	(8,006)
Loss on early extinguishment of debt	21,220
Depreciation, amortization and accretion	278,356	245,399	214,952
Deferred income taxes	32,461	118,516
Asset dispositions	4,850	24,094
Stock-based compensation, net	10,945	(4,122)	2,307
Equity in net (income) loss of unconsolidated affiliates, net of tax	(2,750)	(4,219)	7,772
Minority interests in net loss of consolidated subsidiaries	(4,637)	(8,107)	(17,799)
Adjustment of interest rate hedges to fair market value	(14,775)	(546)	18,710
Non-cash interest	10,633	7,407	936
Other, net	1,791	569	20
Changes in operating assets and liabilities:
Accounts receivable, net	(41,187)	(6,258)	(15,485)
Inventory	(3,874)	10,794	(9,699)
Prepaid expenses and other current assets	17,728	12,349	4,957
Other assets	(5,178)	19	(16,782)
Accounts payable	25,732	(28,034)	23,538
Accrued liabilities	18,637	(64)	12,682

Net cash provided by operating activities	314,071	154,996	80,755

Investing activities:
Purchase of property and equipment	(253,263)	(304,564)	(383,749)
Additions to licensing costs and other intangible assets	(1,475)	(15,093)	(35,841)
Proceeds from sale of joint venture and subsidiary, respectively	69,630	28,897
Acquisition of wireless properties	(16,220)
Proceeds from asset disposition	22,800	5,102
Credit facility collateralization	(886)	(23,242)
Proceeds from sale of marketable securities	279	1,534	26,636
Payments to VoiceStream Wireless			(24,500)
Purchase of minority interest in Western Wireless International			(14,140)
Other, net	3,540	(1,096)	(9,100)

Net cash used in investing activities	(175,595)	(308,462)	(440,694)

Financing activities:
Additions to long-term debt	739,504	222,780	795,895
Repayment of long-term debt	(1,014,538)	(52,024)	(440,910)
Issuance of common stock, net	228,971	450	4,596
Deferred financing costs	(28,155)
Premium on extinguishment of debt	(10,133)
Minority interest contributions			22,163
Increase (decrease) in checks drawn in excess of deposits	(13,576)	(8,927)	235
Other, net	(509)	520

Net cash provided by (used in) financing activities	(98,436)	162,799	381,979

Effect of exchange rate changes	7,552	4,086
Change in cash and cash equivalents	47,592	13,419	22,040
Cash and cash equivalents, beginning of year	81,005	67,586	45,546

Cash and cash equivalents, end of year	$128,597	$81,005	$67,586

See accompanying notes to consolidated financial statements.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

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

      We capitalize interest costs associated with the cost of constructing our wireless networks and the cost of acquiring our licenses during the initial construction phase. These costs are amortized over the related assets’ estimated useful lives. For the years ended December 31, 2003, 2002 and 2001, we capitalized $0.2 million, $2.1 million and $5.7 million of interest costs, respectively (see Note 20).

      It is our policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as expected future cash flows.

      As described in Note 6, we must assess the recoverability of our domestic licenses at least annually. This evaluation is performed on our domestic licensing costs as a single unit. We are required to separate individual

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensing costs from the combined operating unit at the time we adopt or consider a plan to dispose of an individual market. During late 2002, we began considering the sale of our Arizona 6 Rural Service Area (“RSA”) license. Early indication of market values for this RSA reflected that future cash flows upon sale would not exceed the carrying value of the license. Accordingly, we recorded an impairment charge of $17.8 million related to this RSA which is included in asset dispositions in our consolidated statement of operations. Upon final negotiations, an additional impairment loss was recorded in 2003 of approximately $4.9 million. General market prices along with the sales price of this RSA still support our aggregate license valuation and do not indicate a broader impairment issue.

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

	(Dollars in thousands,
	except per share data)
	(As restated —
	see Note 20)
As reported:
Net loss	$(2,773)	$(183,820)	$(148,861)
Basic loss per share	$(0.03)	$(2.33)	$(1.89)
Diluted loss per share	$(0.03)	$(2.33)	$(1.89)
Pro forma:
Net loss	$(542)	$(184,740)	$(149,415)
Basic loss per share	$(0.01)	$(2.34)	$(1.90)
Diluted loss per share	$(0.01)	$(2.34)	$(1.90)

	At December 31,		At January 1,

	2003	2002	2002

	(Dollars in thousands)
Pro forma
Asset retirement obligation	$8,511	$6,839	$6,183

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

	(Dollars in thousands,
	except per share data)
	(As restated — see Note 20)
Net loss:
As reported	$(2,773)	$(183,820)	$(148,861)
Deduct: incremental stock-based compensation expense determined under fair value based method for all awards	(5,243)	(8,226)	(13,278)

Pro forma net loss	$(8,016)	$(192,046)	$(162,139)

Basic loss per share:
As reported	$(0.03)	$(2.33)	$(1.89)
Pro forma	$(0.10)	$(2.43)	$(2.06)
Diluted loss per share:
As reported	$(0.03)	$(2.33)	$(1.89)
Pro forma	$(0.10)	$(2.43)	$(2.06)

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

      For the years ended December 31, 2003, 2002 and 2001, respectively, other expense included a $15.2 million net gain, a $0.5 million net gain and a $18.7 million net loss related to non-qualified cash flow hedges under SFAS No. 133. During the years ended December 31, 2003, 2002 and 2001, respectively, other comprehensive income (loss) included net gains (losses) of $6.2 million, $(5.9 million) and $(8.1 million) on qualified cash flow hedges.

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

4.	Prepaid Expenses and Other Current Assets:

	December 31,

	2003	2002

	(Dollars in thousands)
	(As restated —
	see Note 20)
Prepaid rent	$6,705	$7,651
Value added taxes receivable	3,419	9,027
Prepaid maintenance	1,052	9,055
Deferred customer acquisition costs	2,689	4,962
Deposits	734	970
Other	8,468	6,413

	$23,067	$38,078

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment:

	December 31,

	2003	2002

	(Dollars in thousands)
	(As restated — see Note 20)
Land, buildings and improvements	$47,040	$37,228
Wireless communications systems	1,543,286	1,343,182
Furniture and equipment	163,586	135,561

	1,753,912	1,515,971
Less accumulated depreciation	(936,567)	(740,897)

	817,345	775,074
Construction in progress	97,154	89,983

	$914,499	$865,057

      Depreciation expense was $265.7 million in 2003, $234.4 million in 2002 and $175.6 million in 2001.

6.	Licensing Costs and Other Intangible Assets:

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

      In connection with the adoption of SFAS No. 142, we incurred a deferred income tax provision of $120.7 million for the year ended December 31, 2002 mainly to increase the valuation allowance related to our

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse during the NOL carryforward period, we have increased the valuation allowance accordingly. Subsequent to January 1, 2002, we have continued to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $21.6 million for the year ended December 31, 2002. For the year ended December 31, 2003, the domestic income tax provision was $32.5 million. This deferred income tax provision was comprised mainly of the ongoing difference between book and tax amortization of domestic licenses for the year coupled with the acquisition of the 1900 MHz PCS licenses acquired from TMO. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on cash flows from operating, investing or financing activities.

      Information related to our licensing costs and other intangible assets is as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
	(As restated — see Note 20)
Intangible assets subject to amortization:
International related licensing costs	$104,157	$96,838
Deferred financing costs	41,174	30,487
Trademark and other	16,357	14,347

	161,688	141,672

Accumulated amortization:
International related licensing costs	(17,641)	(10,122)
Deferred financing costs	(6,808)	(11,918)
Trademark and other	(3,467)	(2,032)

	(27,916)	(24,072)

Net intangible assets subject to amortization	133,772	117,600
Intangible assets not subject to amortization:
Domestic licensing costs	1,058,358	1,045,289

	$1,192,130	$1,162,889

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, excluding deferred financing costs, for each of the following periods (dollars in thousands):

Aggregate amortization expense:
For the year ended December 31, 2003	$7,559
Expected amortization expense:
For the year ending December 31, 2004	$8,549
For the year ending December 31, 2005	$8,549
For the year ending December 31, 2006	$7,543
For the year ending December 31, 2007	$7,543
For the year ending December 31, 2008	$7,543

      The following table reconciles our net loss adjusted to exclude amortization expense related to intangible assets, assuming the adoption of SFAS No. 142 had occurred on January 1, 2001:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
	(As restated — see Note 20)
Loss from continuing operations before cumulative change in accounting principle	$(542)	$(213,459)	$(137,348)
Add back: license amortization			30,458

Adjusted loss from continuing operations before cumulative change in accounting principle	(542)	(213,459)	(106,890)
Total discontinued operations		29,639	(5,933)

Loss before cumulative change in accounting principle	(542)	(183,820)	(112,823)
Cumulative change in accounting principle	(2,231)		(5,580)

Adjusted net loss	$(2,773)	$(183,820)	$(118,403)

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$(0.01)	$(2.71)	$(1.74)
Add back: license amortization			0.39

Adjusted continuing operations before cumulative change in accounting principle	(0.01)	(2.71)	(1.35)
Total discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Adjusted basic and diluted loss per share	$(0.03)	$(2.33)	$(1.50)

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments In and Advances To Unconsolidated Affiliates:

	December 31,

	2003	2002

	(Dollars in thousands)
Western Wireless International:
Croatia		$31,581
Georgia	$9,353	9,703

	$9,353	$41,284

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

	As of December 31,

	2003	2002

	(Dollars in thousands)
Balance sheet data:
Total current assets	$12,835	$4,268
Total non-current assets	$58,723	$54,904
Total current liabilities	$10,493	$9,366
Total non-current liabilities	$0	$14,055

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Statement of operations data:
Total revenues	$66,656	$46,366	$34,968
Operating expenses	31,599	26,536	21,954
Operating income	35,057	19,830	13,014
Other expense	(6,408)	(4,255)	(1,993)

Net income	$28,649	$15,575	$11,021

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Liabilities and Other:

	December 31,

	2003	2002

	(Dollars in thousands)

	(As restated —
	see Note 20)
Taxes, mainly sales, use and property	$38,195	$27,129
Payroll and benefits	28,997	26,126
Interest expense	33,478	23,356
Interconnect charges	19,869	12,310
Fair market value adjustment of interest rate hedges	15,160	38,701
Stock appreciation rights	10,086	4,142
Licensing costs	14,262	6,194
Unearned revenue	21,821	18,760
Other	21,967	22,572

	$203,835	$179,290

9.	Long-Term Debt:

	December 31,

	2003	2002

	(Dollars in thousands)
Credit Facility:
Revolvers	$350,000	$700,000
Term Loans	822,000	1,100,000
10 1/2% Senior Subordinated Notes Due 2006		187,050
10 1/2% Senior Subordinated Notes Due 2007		196,000
9.250% Senior Notes Due 2013	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000
tele.ring Term Loan	200,753	151,976
Slovenian Credit Facility	69,438	71,391
Bolivian Bridge Loan	34,700	34,700
Other	28,320	17,867

	2,220,211	2,458,984
Less current portion	(47,318)	(141,914)

	$2,172,893	$2,317,070

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases:

      We have operating leases for cell site locations, administrative offices and retail facilities. Future minimum payments required under operating leases and agreements, utilizing current exchange rates, that have initial or remaining noncancellable terms in excess of one year as of December 31, 2003, are summarized below (dollars in thousands):

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Slovenia:

      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of other networks, including our Slovenian operating company, Western Wireless International d.o.o. (“Vega”). As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe these pricing practices are anticompetitive and violate the laws of

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Slovenia and the European Union, including Articles 5 and 10 of the Slovenian Prevention of the Restriction of Competition, Articles 75 and 77 of the Slovenian Telecommunications Act, and Article 82 of the EC Treaty to the European Commission. If regulatory relief is not obtained or there is an extended delay before regulatory relief is obtained such that our estimates of our future cash flows would change, we may be required to impair our investment in our Slovenian operating company. As such, we assess the situation in Slovenia on an ongoing basis to determine whether there have been any changes in facts or circumstances which may require us to perform an impairment analysis pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which requires recognition of an impairment loss if the carrying amount of a long-lived asset, or group of long-lived assets, exceeds the undiscounted cash flows associated with the asset or asset group. Pursuant to SFAS No. 144, we conducted an impairment analysis of the long-lived assets in our Slovenian operating company as of December 31, 2003, and believe that no impairment loss is required as the carrying amount of these long-lived assets did not exceed the estimated undiscounted future cash flows associated with these assets. In performing our impairment analysis, we considered the likelihood and timing of regulatory relief and the related impacts on subscriber growth and capital expenditures. We believe with Slovenia’s pending entry into the European Union, regulatory relief is likely. At December 31, 2003, the long-lived assets in our Slovenian operating company had a net book value of approximately $100 million, of which, approximately 75% represents property and equipment, with the remaining approximately 25% representing licensing costs and other intangible assets.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes:

      Significant components of deferred income tax assets and liabilities, at their estimated effective tax rate, are as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
	(As restated — see Note 20)
Deferred tax assets:
U.S. federal and state net operating loss carryforwards	$253,065	$264,361
Foreign net operating loss carryforwards	80,449	57,852
Stock-based compensation	13,974	13,671
Other	28,015	29,914

Total deferred tax assets	375,503	365,798
Valuation allowance	(314,256)	(307,700)
Deferred tax liabilities:
Wireless licenses basis difference	(150,977)	(118,516)
Property and equipment basis difference	(39,205)	(38,553)
Other	(22,042)	(19,545)

Total deferred tax liabilities	(212,224)	(176,614)

	$(150,977)	$(118,516)

      Income tax expense for the year ended December 31, 2003, is comprised of domestic deferred income tax of $32.5 million and foreign taxes currently payable of $5.0 million. Income tax expense for the year ended December 31, 2002, is comprised of domestic deferred income tax of $118.5 million and foreign taxes currently payable of $2.8 million.

      A reconciliation of taxes on results of continuing operations at the federal statutory rate to the actual tax provision is as follows:

	Year Ended
	December 31,

	2003	2002

	(Dollars in thousands)
	(As restated —
	see Note 20)
Income taxes at federal statutory rate	$12,917	$(32,265)
Impact of foreign operations	14,630	13,170
Change in valuation allowance, net of non-rate items	1,487	129,727
State income taxes and other	8,415	10,640

Provision for income taxes	$37,449	$121,272

      For the year ended December 31, 2001, we had no provision for income taxes and no taxes currently payable.

      At December 31, 2003, we had available federal NOL carryforwards of approximately $667 million. We also have NOLs related to foreign jurisdictions of approximately $1.5 billion, which are reported at foreign statutory rates. Approximately $1.1 billion of these foreign NOL carryforwards are related to Austria and were assigned no value in purchase accounting. These NOL carryforwards are not available in the United States.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The federal NOL carryforwards will expire in tax years 2003 through 2023. We may be limited in our ability to use these carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and changes in shareholdings that occurred during 1999.

      We believe that available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets, including a history of recurring operating losses. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The valuation allowance increased approximately $7 million, $127 million and $65 million in 2003, 2002 and 2001, respectively.

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

      Income (loss) per share is calculated using the weighted average number of shares of outstanding stock during the period. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 2,362,000, 2,990,000 and 2,504,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Weighted average shares issuable upon the assumed conversion of our 4.625% Convertible Subordinated Notes, which were not included in the calculation because they were anti-dilutive, were 4,159,000 for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Stock option exercises and the conversion of all or a portion of the 4.625% Convertible Subordinated Notes could potentially dilute earnings per share in the future.

      The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share data)
	(As restated — see Note 20)
Numerator:
Loss from continuing operations before cumulative change in accounting principle	$(542)	$(213,459)	$(137,348)
Total discontinued operations		29,639	(5,933)
Cumulative change in accounting principle	(2,231)		(5,580)

Net loss	$(2,773)	$(183,820)	$(148,861)

Denominator:
Weighted average shares:
Basic and diluted	81,248,000	78,955,000	78,625,000

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$(0.01)	$(2.71)	$(1.74)
Discontinued operations		0.38	(0.08)
Cumulative change in accounting principle	(0.02)		(0.07)

Basic and diluted loss per share	$(0.03)	$(2.33)	$(1.89)

14.	Stock-based Compensation Plans:

      The 1994 Management Incentive Stock Option Plan (the “MISOP”) as amended, provides for the issuance of up to 12,600,000 shares of common stock as either Nonstatutory Stock Options or as Incentive Stock Options, the terms and conditions of which are at the discretion of the administrator of the MISOP. Typically the vesting period is four years with a maximum exercise term of ten years.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Arizona 6 Disposition:

      In May 2003, we signed an asset purchase agreement to sell the assets and license for our Arizona 6 Rural Service Area (“RSA”) for $22.8 million in cash. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA during the first quarter of 2003 of $4.9 million, which is included in asset dispositions in our consolidated statement of operations. This transaction closed during the third quarter of 2003 and the proceeds from the asset disposition of $22.8 million are reflected on our statement of cash flows.

Croatia Disposition:

      In October 1998, VIP-Net was formed as a joint venture between WWI, Mobilkom and four other partners in Austria and Croatia. In June 2003, WWI sold its 19% minority ownership interest in VIP-Net to

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mobilkom for $69.6 million in cash, which included repayment of a loan to WWI. Additionally, Mobilkom assumed WWI’s portion of the guarantee of VIP-Net’s credit facility, which was secured by WWI’s shares of VIP-Net. This transaction resulted in a gain on sale of $40.5 million.

Domestic Asset Dispositions:

      In 2002, we implemented a domestic strategy to dispose of certain minor domestic non-core assets. In conjunction with these efforts, we recognized a charge of approximately $7.6 million related to the disposition of certain of our paging assets. In addition, related to the exploration and sale of the Arizona 6 RSA, we recorded an impairment charge of $17.8 million in 2002.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following unaudited pro forma condensed combined financial information (As restated — see Note 20) combines the historical statements of operations of the Company for the year ended December 31, 2001 and assumes the acquisition was effected on January 1 of that year. The accounting policies of the Company and tele.ring differ as a result of differences between U.S. GAAP and Austrian GAAP; tele.ring’s historical financial data has been adjusted to conform to U.S. GAAP. Further, certain reclassifications have been made to tele.ring’s historical presentation to conform to our presentation. These reclassifications do not materially impact tele.ring’s results of operations or financial position for the periods presented. (Dollars in thousands, except per share data):

		Western Wireless
		Corporation and
	As Reported	tele.ring Pro Forma

Total revenues	$1,037,959	$1,101,904
Loss from continuing operations before cumulative change in accounting principle	$(137,348)	$(216,196)
Net loss	$(148,861)	$(227,709)
Basic and diluted loss per share	$(1.89)	$(2.90)
Basic and diluted weighted average shares outstanding:	78,625,000	78,625,000

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Consolidated Financial Information (unaudited):

      Selected quarterly consolidated financial information for the years ended December 31, 2003 and 2002 is as follows:

			Income
			(Loss) from
			Continuing
			Operations
			Before		Basic	Diluted
			Cumulative		Income	Income
		Operating	Change in		(Loss)	(Loss)
	Total	Income	Accounting	Net Income	Per	Per
Quarter Ended	Revenues	(Loss)	Principle	(Loss)	Share(2)	Share(2)

	(Dollars in thousands, except per share data)
March 31, 2003, as originally reported	$327,174	$21,097	$(21,561)	$(21,561)	$(0.27)	$(0.27)
March 31, 2003, as restated(1)	$327,174	$23,855	$(21,051)	$(23,282)	$(0.26)	$(0.26)
June 30, 2003, as originally reported	$359,232	$32,835	$40,325	$40,325	$0.51	$0.49
June 30, 2003, as restated(1)	$359,232	$32,772	$40,179	$40,179	$0.51	$0.49
September 30, 2003, as originally reported	$401,325	$58,483	$(18,469)	$(18,469)	$(0.23)	$(0.23)
September 30, 2003, as restated(1)	$401,325	$58,496	$(18,538)	$(18,538)	$(0.23)	$(0.23)
December 31, 2003, as originally reported	$413,593	$41,937	$2,084	$2,084	$0.02	$0.02
December 31, 2003, as restated(1)	$416,016	$45,192	$(1,132)	$(1,132)	$(0.01)	$(0.01)

March 31, 2002, as originally reported	$284,426	$11,783	$(122,110)	$(120,648)	$(1.55)	$(1.55)
March 31, 2002, as restated(1)	$284,426	$13,239	$(120,902)	$(119,440)	$(1.53)	$(1.53)
June 30, 2002, as originally reported	$290,849	$13,213	$(29,942)	$(27,377)	$(0.38)	$(0.38)
June 30, 2002, as restated(1)	$290,849	$13,703	$(29,488)	$(26,923)	$(0.37)	$(0.37)
September 30, 2002, as originally reported	$306,307	$30,850	$(16,104)	$(14,723)	$(0.20)	$(0.20)
September 30, 2002, as restated(1)	$306,307	$31,443	$(15,561)	$(14,180)	$(0.20)	$(0.20)
December 31, 2002, as originally reported	$305,028	$(4,645)	$(47,164)	$(22,933)	$(0.60)	$(0.60)
December 31, 2002, as restated(1)	$305,028	$(7,020)	$(47,508)	$(23,277)	$(0.60)	$(0.60)

(1)	As restated — see Note 20.

(2)	Represents basic and diluted income (loss) per share from continuing operations before cumulative change in accounting principle.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Operating Segments and Related Information:

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist of consolidated subsidiaries and operating entities around the world. Our Chief Executive Officer evaluates international operations on a country by country basis, accordingly, our operating segments include domestic operations, Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and Haiti, are aggregated into “all other international” as provided for under SFAS No. 131 based on their relative size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment provides mainly wireless services.

      The table below summarizes financial results for each segment (As restated — see Note 20):

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Year Ended December 31, 2003
Total revenues	$970,237	$370,264	$163,246	$1,503,747
Depreciation, amortization and accretion	200,438	11,913	61,867	274,218
Asset dispositions	4,850			4,850
Stock-based compensation, net	2,182	753	8,010	10,945
Provision for income taxes	32,461	213	4,775	37,449
Interest and financing expense, net	99,351	10,232	48,986	158,569
Equity in net income (loss) of unconsolidated affiliates, net of tax	(400)		3,150	2,750
Total assets	1,864,309	232,048	442,791	2,539,148
Total capital expenditures	174,147	41,903	37,213	253,263
Adjusted EBITDA(1)	420,244	32,315	(2,231)	450,328

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Year Ended December 31, 2002
Total revenues	$883,704	$192,770	$110,136	$1,186,610
Depreciation, amortization and accretion	194,003	5,289	42,353	241,645
Asset dispositions	24,094			24,094
Stock-based compensation, net	1,328		(5,450)	(4,122)
Provision for income taxes	118,516	109	2,647	121,272
Interest and financing expense, net	110,080	6,710	39,901	156,691
Equity in net income (loss) of unconsolidated affiliates, net of tax	(678)		4,897	4,219
Total assets	1,809,544	143,601	468,359	2,421,504
Total capital expenditures	160,676	47,948	95,940	304,564
Adjusted EBITDA(1)	367,614	(21,694)	(32,938)	312,982
Year Ended December 31, 2001
Total revenues	$913,471	$79,490	$44,998	$1,037,959
Depreciation, amortization and accretion	190,601	427	19,293	210,321
Stock-based compensation, net	4,183		(1,876)	2,307
Interest and financing expense, net	138,384	673	18,589	157,646
Equity in net income (loss) of unconsolidated affiliates, net of tax	1,550		(9,322)	(7,772)
Total assets	1,880,246	90,248	429,794	2,400,288
Total capital expenditures	261,431	8,778	113,540	383,749
Adjusted EBITDA(1)	345,010	(40,770)	(70,444)	233,796

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

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table (Dollars in thousands):

	Year Ended December 31,

	2003				2002

		Austrian	All Other			Austrian	All Other
	Domestic	Operations	International	Consolidated	Domestic	Operations	International	Consolidated

	(As restated — see Note 20)
Net income (loss)	$70,670	$3,941	$(77,384)	$(2,773)	$(80,813)	$(35,723)	$(67,284)	$(183,820)
Depreciation, amortization and accretion	200,438	11,913	61,867	274,218	194,003	5,289	42,353	241,645
Asset dispositions	4,850			4,850	24,094			24,094
Stock-based compensation, net	2,182	753	8,010	10,945	1,328		(5,450)	(4,122)
Interest and financing expense, net	99,351	10,232	48,986	158,569	110,080	6,710	39,901	156,691
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(9,381)	4,493	(6,337)	(11,225)	(315)	1,921	(6,638)	(5,032)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net loss of consolidated subsidiaries			(4,637)	(4,637)			(8,107)	(8,107)
Provision for income taxes	32,461	213	4,775	37,449	118,516	109	2,647	121,272
Discontinued operations					721		(30,360)	(29,639)
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA(1)	$420,244	$32,315	$(2,231)	$450,328	$367,614	$(21,694)	$(32,938)	$312,982

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(As restated — see Note 20)
Net income (loss)	$(3,526)	$(42,211)	$(103,124)	$(148,861)
Depreciation, amortization and accretion	190,601	427	19,293	210,321
Asset dispositions
Stock-based compensation, net	4,183		(1,876)	2,307
Interest and financing expense, net	138,384	673	18,589	157,646
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	8,768	341	9,511	18,620
(Gain) loss on sale of joint venture
Loss on extinguishment of debt
Minority interests in net loss of consolidated subsidiaries			(17,799)	(17,799)
Provision for income taxes			49	49
Discontinued operations			5,933	5,933
Cumulative change in accounting principle	6,600		(1,020)	5,580

Adjusted EBITDA(1)	$345,010	$(40,770)	$(70,444)	$233,796

(2) Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $67.9 million, $43.2 million and $12.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $150.2 million, $140.2 million and $125.9 million at December 31, 2003, 2002 and 2001, respectively.

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

19.	Other Comprehensive Loss:

      The components of accumulated other comprehensive loss is as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
	(As restated —
	see Note 20)
Unrealized loss on marketable securities		$(6,497)
Unrealized loss on hedges	$(7,692)	(13,938)
Cumulative translation adjustment	1,632	(4,092)
Other	(300)

	$(6,360)	$(24,527)

20.	Restatement of Financial Statements:

      During the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we determined that the accounting for certain direct labor costs associated with network construction in our international operations required correction. Specifically, we determined that certain of these costs which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated. If these corrections for prior periods were made in the third quarter of 2004, the cumulative impact of these corrections would have resulted in a material increase to our net income for the third quarter of 2004. As a result, we are restating our financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003, reflecting adjustments to our previously reported financial information filed on our Forms 10-K. We are also filing two Forms 10-Q/ A containing restated financial information reflecting adjustments to our previously reported financial information in our Forms 10-Q for the quarters ended June 30 and March 31, 2004.

      The restated financial information summarized below also reflects other corrections which individually, or taken together, were not significant enough to necessitate a restatement for the affected periods. These

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corrections include adjustments for (i) the capitalization of interest costs associated with certain of our international operations during 2001; (ii) the increase of cash and cash equivalents and accounts payable, by the same amounts, in 2001 and 2002; (iii) the reclassification to cash and cash equivalents of certain cash which had been considered restricted and recorded as prepaid expenses and other current assets in 2002; (iv) the recognition in the fourth quarter of 2002 of an incremental impairment (and the tax effects related thereto) originally recorded in the first quarter of 2003 arising from disposition of our Arizona 6 RSA; (v) the recognition of interconnection and universal service fund revenue and related expenses by certain of our international operations in the fourth quarter of 2003 previously recognized in the first half of 2004; (vi) the reclassification of a portion of activation fee revenue from subscriber revenue to equipment revenue in the third and fourth quarters of 2003; (vii) the recognition and recording of withholding tax on certain international management fee revenue in 2003 and 2002; and (viii) the reclassification of non-cash charges related to certain interest rate hedges from other comprehensive income to other income in the fourth quarter of 2003 previously recognized in the first quarter of 2004. These adjustments and capitalization of the direct labor costs referenced above have also resulted in adjustments to depreciation, amortization and accretion expense; minority interests; foreign currency translation; and the provision for income taxes.

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the effects of this restatement on our consolidated financial statements:

CONSOLIDATED BALANCE SHEETS (Dollars in thousands):

	As of December 31,

	2003		2002
	(As originally	2003	(As originally	2002
	reported)	(As restated)	reported)	(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$128,597	$128,597	$62,429	$81,005
Accounts receivable, net of allowance for doubtful accounts	215,813	218,258	159,976	159,976
Inventory	30,182	30,182	24,461	24,461
Marketable securities			10,270	10,270
Prepaid expenses and other current assets	23,067	23,067	43,078	38,078

Total current assets	397,659	400,104	300,214	313,790
Property and equipment, net of accumulated depreciation	901,866	914,499	855,595	865,057
Licensing costs and other intangible assets, net of accumulated amortization	1,189,744	1,192,130	1,163,399	1,162,889
Investments in and advances to unconsolidated affiliates	9,353	9,353	41,284	41,284
Other assets	23,062	23,062	38,484	38,484

	$2,521,684	$2,539,148	$2,398,976	$2,421,504

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$100,651	$101,118	$59,363	$72,939
Accrued liabilities and other	203,753	203,835	179,065	179,290
Construction accounts payable	31,061	31,061	30,543	30,543
Current portion of long-term debt	47,318	47,318	141,914	141,914

Total current liabilities	382,783	383,332	410,885	424,686

Long-term liabilities:
Long-term debt, net of current portion	2,172,893	2,172,893	2,317,070	2,317,070
Deferred income taxes	150,977	150,977	120,687	118,516
Other long-term liabilities	39,565	39,565	14,022	14,022

Total long-term liabilities	2,363,435	2,363,435	2,451,779	2,449,608

Minority interests in consolidated subsidiaries	22,083	23,202	22,749	23,584

Net capital deficiency:
Common stock	899,304	899,304	669,072	669,072
Deferred compensation	(112)	(112)	(39)	(39)
Accumulated other comprehensive loss	(16,514)	(6,360)	(26,513)	(24,527)
Deficit	(1,129,295)	(1,123,653)	(1,128,957)	(1,120,880)

Total net capital deficiency	(246,617)	(230,821)	(486,437)	(476,374)

	$2,521,684	$2,539,148	$2,398,976	$2,421,504

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Dollars in thousands, except per share data):

	Year Ended December 31,

	2003	2003	2002	2002	2001	2001

	(As originally		(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)	reported)	(As restated)
Revenues:
Subscriber revenues	$1,107,535	$1,105,664	$810,686	$810,686	$693,776	$693,776
Roamer revenues	263,031	263,031	257,935	257,935	252,514	252,514
Fixed line revenues	56,613	56,613	55,751	55,751	29,198	29,198
Equipment sales	59,609	63,903	53,632	53,632	46,938	46,938
Other revenues	14,536	14,536	8,606	8,606	15,533	15,533

Total revenues	1,501,324	1,503,747	1,186,610	1,186,610	1,037,959	1,037,959

Operating expenses:
Cost of service (exclusive of depreciation, amortization, and accretion and stock-based compensation, net)	422,653	419,798	360,691	356,579	287,811	284,190
Cost of equipment sales	160,979	160,979	118,649	118,649	103,352	103,352
General and administrative (exclusive of stock-based compensation, net)	256,859	256,549	216,848	216,848	222,510	222,510
Sales and marketing (exclusive of stock-based compensation, net)	216,093	216,093	181,552	181,552	194,111	194,111
Depreciation, amortization and accretion	272,289	274,218	240,487	241,645	209,926	210,321
Asset dispositions	7,640	4,850	21,304	24,094
Stock-based compensation, net	10,945	10,945	(4,122)	(4,122)	2,307	2,307

Total operating expenses	1,347,458	1,343,432	1,135,409	1,135,245	1,020,017	1,016,791

Other income (expense):
Interest and financing expense, net	(158,569)	(158,569)	(156,691)	(156,691)	(161,853)	(157,646)
Equity in net income of unconsolidated affiliates, net of tax	2,750	2,750	4,219	4,219	(7,772)	(7,772)
Gain on sale of Croatian joint venture	40,519	40,519
Loss on extinguishment of debt	(21,220)	(21,220)
Other, net	14,841	8,475	813	813	(10,848)	(10,848)

Total other expense	(121,679)	(128,045)	(151,659)	(151,659)	(180,473)	(176,266)

Minority interests in net loss of consolidated subsidiaries	4,717	4,637	8,408	8,107	18,967	17,799

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	36,904	36,907	(92,050)	(92,187)	(143,564)	(137,299)
Provision for income taxes	(35,011)	(37,449)	(123,270)	(121,272)		(49)

Income (loss) from continuing operations before cumulative change in accounting principle	1,893	(542)	(215,320)	(213,459)	(143,564)	(137,348)

Discontinued operations:
Income (loss) from discontinued operations			5,736	5,736	(5,933)	(5,933)
Gain on sale of discontinued operations			23,903	23,903

Total discontinued operations			29,639	29,639	(5,933)	(5,933)

Loss before cumulative change in accounting principle	1,893	(542)	(185,681)	(183,820)	(149,497)	(143,281)
Cumulative change in accounting principle	(2,231)	(2,231)			(5,580)	(5,580)

Net loss	$(338)	$(2,773)	$(185,681)	$(183,820)	$(155,077)	$(148,861)

Basic and diluted loss per share:
Continuing operations before cumulative change in accounting principle	$0.02	$(0.01)	$(2.73)	$(2.71)	$(1.82)	$(1.74)
Discontinued operations			0.38	0.38	(0.08)	(0.08)
Cumulative change in accounting principle	(0.02)	(0.02)			(0.07)	(0.07)

Basic and diluted loss per share	$0.00	$(0.03)	$(2.35)	$(2.33)	$(1.97)	$(1.89)

Pro forma net income (loss) assuming SFAS No. 143 is applied retroactively	$1,893	$(542)	$(186,601)	$(184,740)	$(155,631)	$(149,415)

Comprehensive income (loss):
Net loss	$(338)	$(2,773)	$(185,681)	$(183,820)	$(155,077)	$(148,861)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	5,208	5,208	223	223	(1,984)	(1,984)
Unrealized holding gain (loss)	990	990	(8,777)	(8,777)	(3,067)	(3,067)

Net unrealized income (loss) on marketable securities	6,198	6,198	(8,554)	(8,554)	(5,051)	(5,051)

Unrealized income (loss) on hedges
Reclassification adjustment	82	82
Unrealized income (loss) on hedges	(203)	6,163	(5,856)	(5,856)	(8,082)	(8,082)

Net unrealized income (loss) on hedges	(121)	6,245	(5,856)	(5,856)	(8,082)	(8,082)

Foreign currency translation	3,922	5,724	12,078	14,124	(1,173)	(1,233)

Total comprehensive income (loss)	$9,661	$15,394	$(188,013)	$(184,106)	$(169,383)	$(163,227)

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands):

	Year Ended December 31,

	2003		2002		2001
	(As originally	2003	(As originally	2002	(As originally	2001
	reported)	(As restated)	reported)	(As restated)	reported)	(As restated)

Operating activities:
Net loss	$(338)	$(2,773)	$(185,681)	$(183,820)	$(155,077)	$(148,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations			(5,736)	(5,736)	5,933	5,933
Gain on sale of joint venture and subsidiary, respectively	(40,519)	(40,519)	(23,903)	(23,903)
Cumulative change in accounting principle	2,231	2,231			5,580	5,580
Realized loss on marketable securities	5,180	5,180	658	658	(8,006)	(8,006)
Loss on extinguishment of debt	21,220	21,220
Depreciation, amortization and accretion	276,411	278,356	244,217	245,399	214,560	214,952
Deferred income taxes	30,290	32,461	120,687	118,516
Asset dispositions	7,640	4,850	21,304	24,094
Stock based compensation, net	10,945	10,945	(4,122)	(4,122)	2,307	2,307
Equity in net (income) loss of unconsolidated affiliates, net of tax	(2,750)	(2,750)	(4,219)	(4,219)	7,772	7,772
Minority interests in net loss of consolidated subsidiaries	(4,717)	(4,637)	(8,408)	(8,107)	(18,967)	(17,799)
Adjustment of interest rate hedges to fair market value	(21,141)	(14,775)	(546)	(546)	18,710	18,710
Non-cash interest	10,633	10,633	7,407	7,407	936	936
Other, net	1,791	1,791	569	569	20	20
Changes in operating assets and liabilities	27,219	11,858	(16,367)	(11,194)	(838)	(789)

Net cash provided by operating activities	324,095	314,071	145,860	154,996	72,930	80,755

Investing activities:
Purchase of property and equipment	(250,057)	(253,263)	(300,428)	(304,564)	(378,228)	(383,749)
Additions to licensing costs and other intangible assets	(9,705)	(1,475)	(15,093)	(15,093)	(33,537)	(35,841)
Proceeds from sale of subsidiary and joint venture, respectively	69,630	69,630	28,897	28,897
Acquisition of wireless properties	(16,220)	(16,220)
Proceeds from asset disposition	22,800	22,800	5,102	5,102
Credit facility collateralization	(886)	(886)	(23,242)	(23,242)
Proceeds from sale of marketable securities	279	279	1,534	1,534	26,636	26,636
Payments to VoiceStream Wireless					(24,500)	(24,500)
Purchase of minority interest in Western Wireless International					(14,140)	(14,140)
Other, net	3,540	3,540	(1,096)	(1,096)	(9,100)	(9,100)

Net cash used in investing activities	(180,619)	(175,595)	(304,326)	(308,462)	(432,869)	(440,694)

Financing activities:
Additions to long-term debt	739,504	739,504	222,780	222,780	795,895	795,895
Repayment of long-term debt	(1,014,538)	(1,014,538)	(52,024)	(52,024)	(440,910)	(440,910)
Issuance of common stock, net	228,971	228,971	450	450	4,596	4,596
Deferred financing costs	(28,155)	(28,155)
Premium on extinguishment of debt	(10,133)	(10,133)
Minority interest contributions					22,163	22,163
Increase (decrease) in checks drawn in excess of deposits		(13,576)		(8,927)		235
Other, net	(509)	(509)	520	520

Net cash provided by (used in) financing activities	(84,860)	(98,436)	171,726	162,799	381,744	381,979

Effect of exchange rate changes	7,552	7,552	4,086	4,086
Change in cash and cash equivalents	66,168	47,592	17,346	13,419	21,805	22,040
Cash and cash equivalents, beginning of year	62,429	81,005	45,083	67,586	23,278	45,546

Cash and cash equivalents, end of year	$128,597	$128,597	$62,429	$81,005	$45,083	$67,586

WESTERN WIRELESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF NET CAPITAL DEFICIENCY (Dollars in thousands):

			Accumulated
			other		Total net
	Paid-in	Deferred	comprehensive		capital
	capital	compensation	income loss	Deficit	deficiency

BALANCE AS OF DECEMBER 31, 2001, as originally reported	$668,158	$—	$(24,181)	$(943,276)	$(299,299)
BALANCE AS OF DECEMBER 31, 2002, as originally reported	$669,072	$(39)	$(26,513)	$(1,128,957)	$(486,437)
BALANCE AS OF DECEMBER 31, 2003, as originally reported	$899,304	$(112)	$(16,514)	$(1,129,295)	$(246,617)

BALANCE AS OF DECEMBER 31, 2001, as restated	$668,158	$	$(24,241)	$(937,060)	$(293,143)
BALANCE AS OF DECEMBER 31, 2002, as restated	$669,072	$(39)	$(24,527)	$(1,120,880)	$(476,374)
BALANCE AS OF DECEMBER 31, 2003, as restated	$899,304	$(112)	$(6,360)	$(1,123,653)	$(230,821)

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMBINED BALANCE SHEETS
(Parent Company Only)
(Dollars in thousands)

	As of December 31,

	2003	2002

	(As restated — see Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$68,961	$47,581
Accounts receivable, net of allowance for doubtful accounts of $13,492 and $12,957, respectively	110,009	105,263
Inventory	20,229	12,223
Prepaid expenses and other current assets	7,392	8,901

Total current assets	206,591	173,968
Property and equipment, net of accumulated depreciation of $799,641 and $676,600, respectively	543,284	543,170
Licensing costs and other intangible assets, net of accumulated amortization of $11,869 and $14,473, respectively	1,107,301	1,074,202
Investments in and advances to unconsolidated affiliates	136,773	199,219
Other assets	226	285

	$1,994,175	$1,990,844

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$18,145	$23,132
Accrued liabilities and other	127,110	130,586
Construction accounts payable	17,175	6,583
Current portion of long-term debt	99	106,094

Total current liabilities	162,529	266,395

Long-term liabilities:
Long-term debt, net of current portion	1,892,157	2,082,307
Deferred income taxes	150,977	118,516
Other long-term liabilities	19,333

Total long-term liabilities	2,062,467	2,200,823

Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 84,663,930 and 72,229,605 shares issued and outstanding, respectively, and; Class B, 6,792,721 and 6,774,724 shares issued and outstanding, respectively	899,304	669,072
Deferred compensation	(112)	(39)
Accumulated other comprehensive loss	(6,360)	(24,527)
Deficit	(1,123,653)	(1,120,880)

Total net capital deficiency	(230,821)	(476,374)

	$1,994,175	$1,990,844

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMBINED STATEMENTS OF OPERATIONS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2003	2002	2001

	(As restated — see Note 4)
Revenues:
Subscriber revenues	$705,081	$609,406	$619,214
Roamer revenues	217,397	228,878	244,538
Equipment sales and other revenues	47,759	44,277	45,450

Total revenues	970,237	882,561	909,202

Operating Expenses:
Cost of service	170,499	176,190	188,434
Cost of equipment sales	88,178	79,047	79,770
General and administrative	173,587	144,563	165,692
Sales and marketing	117,729	115,574	127,630
Depreciation, amortization and accretion	200,438	193,994	187,704
Asset dispositions	4,850	24,094
Stock-based compensation, net	2,182	1,328	4,183

Total operating expenses	757,463	734,790	753,413

Other income (expense):
Interest and financing expense, net	(141,886)	(146,328)	(158,861)
Equity in net loss of unconsolidated affiliates, net of tax	(38,062)	(68,481)	(121,625)
Loss on early extinguishment of debt	(16,910)
Other, net	14,961	1,734	(18,584)

Total other expense	(181,897)	(213,075)	(299,070)

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	30,877	(65,304)	(143,281)
Provision for income taxes	(32,461)	(118,516)

Loss from continuing operations before cumulative change in accounting principle	(1,584)	(183,820)	(143,281)
Cumulative change in accounting principle	(1,189)		(5,580)

Net loss	$(2,773)	$(183,820)	$(148,861)

See accompanying notes to condensed financial information.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMBINED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(Dollars in thousands)

	For the Years Ended December 31,

	2003	2002	2001

	(As restated — see Note 4)
Operating activities:
Net loss	$(2,773)	$(183,820)	$(148,861)
Adjustments to reconcile net loss to net cash provided by operating activities	287,632	412,611	334,216

Net cash provided by operating activities	284,859	228,791	185,355

Investing activities:
Purchase of property and equipment	(174,147)	(160,675)	(261,577)
Additions to licensing costs and other intangible assets	(1,475)	(9,472)	(8,325)
Receipts from (investments in) unconsolidated affiliates	24,602	(80,715)	(134,761)
Acquisition of wireless properties	(16,220)
Proceeds from asset disposition	22,800	5,102
Payments to VoiceStream Wireless			(24,500)
Purchase of minority interest in Western Wireless International			(14,140)

Net cash used in investing activities	(144,440)	(245,760)	(443,303)

Financing activities:
Additions to long-term debt	715,000	70,000	690,000
Repayment of long-term debt	(1,011,145)	(27,040)	(440,044)
Issuance of common stock, net	228,970
Deferred financing costs	(28,155)
Premium on extinguishment of debt	(10,133)
Increase (decrease) in checks drawn in excess of deposits	(13,576)	(8,927)	235
Other, net		450	4,596

Net cash provided by (used in) financing activities	(119,039)	34,483	254,787

Change in cash and cash equivalents	21,380	17,514	(3,161)
Cash and cash equivalents, beginning of year	47,581	30,067	33,228

Cash and cash equivalents, end of year	$68,961	$47,581	$30,067

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

Operating Leases:

      We have operating leases for cell site locations, administrative offices and retail locations. Future minimum payments required under operating leases and agreements that have initial or remaining noncancellable terms in excess of one year as of December 31, 2003, excluding the operating leases and agreements of the Restricted Subsidiaries are summarized as follows (Dollars in thousands):

Year Ending December 31,

2004	$18,406
2005	12,457
2006	9,098
2007	5,638
2008	3,280
Thereafter	7,159

$56,038

4.	Restatement:

      During the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we determined that the accounting for certain direct labor costs associated with network construction in our

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)

international operations required correction. Specifically, we determined that certain of these costs which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated. If these corrections for prior periods were made in the third quarter of 2004, the cumulative impact of these corrections would have resulted in a material increase to our net income for the third quarter of 2004. As a result, we are restating our financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003, reflecting adjustments to our previously reported financial information filed on our Forms 10-K. We are also filing two Forms 10-Q/ A containing restated financial information reflecting adjustments to our previously reported financial information in our Forms 10-Q for the quarters ended June 30 and March 31, 2004.

      The restated financial information summarized below also reflects other corrections which individually, or taken together, were not significant enough to necessitate a restatement for the affected periods. These corrections include adjustments for (i) the capitalization of interest costs associated with certain of our international operations during 2001; (ii) the increase of cash and cash equivalents and accounts payable, by the same amounts, in 2001 and 2002; (iii) the reclassification to cash and cash equivalents of certain cash which had been considered restricted and recorded as prepaid expenses and other current assets in 2002; (iv) the recognition in the fourth quarter of 2002 of an incremental impairment (and the tax effects related thereto) originally recorded in the first quarter of 2003 arising from disposition of our Arizona 6 RSA; (v) the recognition of interconnection and universal service fund revenue and related expenses by certain of our international operations in the fourth quarter of 2003 previously recognized in the first half of 2004; (vi) the reclassification of a portion of activation fee revenue from subscriber revenue to equipment revenue in the third and fourth quarters of 2003; (vii) the recognition and recording of withholding tax on certain international management fee revenue in 2003 and 2002; and (viii) the reclassification of non-cash charges related to certain interest rate hedges from other comprehensive income to other income in the fourth quarter of 2003 previously recognized in the first quarter of 2004. These adjustments and capitalization of the direct labor costs referenced above have also resulted in adjustments to depreciation, amortization and accretion expense; minority interests; foreign currency translation; and the provision for income taxes.

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
NOTES TO CONDENSED FINANCIAL INFORMATION — (Continued)

      The following tables summarize the effects of this restatement on our Condensed Financial Statements:

CONDENSED COMBINED BALANCE SHEETS (Parent Company Only) (Dollars in thousands):

	As of December 31, 2003		As of December 31, 2002

	(As		(As
	originally	(As	originally	(As
	reported)	restated)	reported)	restated)

ASSETS
Current assets:
Cash and cash equivalents	$68,961	$68,961	$34,005	$47,581
Accounts receivable, net of allowance for doubtful accounts	110,009	110,009	105,263	105,263
Inventory	20,229	20,229	12,223	12,223
Prepaid expenses and other current assets	7,392	7,392	8,901	8,901

Total current assets	206,591	206,591	160,392	173,968
Property and equipment, net of accumulated depreciation	543,284	543,284	543,170	543,170
Licensing costs and other intangible assets, net of accumulated amortization	1,107,301	1,107,301	1,076,992	1,074,202
Investments in and advances to unconsolidated affiliates	120,977	136,773	188,537	199,219
Other assets	226	226	285	285

	$1,978,379	$1,994,175	$1,969,376	$1,990,844

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$18,145	$18,145	$9,556	$23,132
Accrued liabilities and other	127,110	127,110	130,586	130,586
Construction accounts payable	17,175	17,175	6,583	6,583
Current portion of long-term debt	99	99	106,094	106,094

Total current liabilities	162,529	162,529	252,819	266,395

Long-term liabilities:
Long-term debt, net of current portion	1,892,157	1,892,157	2,082,307	2,082,307
Deferred income taxes	150,977	150,977	120,687	118,516
Other long-term liabilities	19,333	19,333

Total long-term liabilities	2,062,467	2,062,467	2,202,994	2,200,823

Net capital deficiency:
Common stock	899,304	899,304	669,072	669,072
Deferred compensation	(112)	(112)	(39)	(39)
Accumulated other comprehensive loss	(16,514)	(6,360)	(26,513)	(24,527)
Deficit	(1,129,295)	(1,123,653)	(1,128,957)	(1,120,880)

Total net capital deficiency	(246,617)	(230,821)	(486,437)	(476,374)

	$1,978,379	$1,994,175	$1,969,376	$1,990,844

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
NOTES TO CONDENSED FINANCIAL INFORMATION

CONDENSED COMBINED STATEMENTS OF OPERATIONS (Dollars in thousands):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

	(As		(As		(As
	originally	(As	originally	(As	originally	(As
	filed)	restated)	filed)	restated)	filed)	restated)

Revenues:
Subscriber revenues	$706,307	$705,081	$609,406	$609,406	$619,214	$619,214
Roamer revenues	217,397	217,397	228,878	228,878	244,538	244,538
Equipment sales & other revenues	46,533	47,759	44,277	44,277	45,450	45,450

Total revenues	970,237	970,237	882,561	882,561	909,202	909,202

Operating expenses:
Cost of service	170,499	170,499	176,190	176,190	188,434	188,434
Cost of equipment sales	88,178	88,178	79,047	79,047	79,770	79,770
General and administrative	173,587	173,587	144,563	144,563	165,692	165,692
Sales and marketing	117,729	117,729	115,574	115,574	127,630	127,630
Depreciation, amortization and accretion	200,438	200,438	193,994	193,994	187,704	187,704
Asset dispositions	7,640	4,850	21,304	24,094
Stock-based compensation, net	2,182	2,182	1,328	1,328	4,183	4,183

Total operating expenses	760,253	757,463	732,000	734,790	753,413	753,413

Other income (expense):
Interest and financing expense, net	(141,886)	(141,886)	(146,328)	(146,328)	(158,861)	(158,861)
Equity in net loss of unconsolidated affiliates	(41,374)	(38,062)	(70,961)	(68,481)	(127,841)	(121,625)
Loss on extinguishment of debt	(16,910)	(16,910)
Other, net	21,327	14,961	1,734	1,734	(18,584)	(18,584)

Total other expense	(178,843)	(181,897)	(215,555)	(213,075)	(305,286)	(299,070)

Income (loss) from continuing operations before provision for income taxes and cumulative change in accounting principle	31,141	30,877	(64,994)	(65,304)	(149,497)	(143,281)
Provision for income taxes	(30,290)	(32,461)	(120,687)	(118,516)

Income (loss) from continuing operations before cumulative change in accounting principle	851	(1,584)	(185,681)	(183,820)	(149,497)	(143,281)
Cumulative change in accounting principle	(1,189)	(1,189)			(5,580)	(5,580)

Net loss	$(338)	$(2,773)	$(185,681)	$(183,820)	$(155,077)	$(148,861)

WESTERN WIRELESS CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)
NOTES TO CONDENSED FINANCIAL INFORMATION

CONDENSED COMBINED STATEMENT OF CASH FLOWS (Dollars in thousands):

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

	(As		(As		(As
	originally	(As	originally	(As	originally	(As
	filed)	restated)	filed)	restated)	filed)	restated)

Operating activities:
Net loss	$(338)	$(2,773)	$(185,681)	$(183,820)	$(155,077)	$(148,861)
Adjustments to reconcile net loss to net cash provided by operating activities:	293,427	287,632	414,472	412,611	340,432	334,216

Net cash provided by operating activities	293,089	284,859	228,791	228,791	185,355	185,355

Investing activities:
Purchase of property and equipment	(174,147)	(174,147)	(160,675)	(160,675)	(261,577)	(261,577)
Additions to licensing costs and other intangible assets	(9,705)	(1,475)	(9,472)	(9,472)	(8,325)	(8,325)
Receipts from (investments in) unconsolidated affiliates	24,602	24,602	(80,715)	(80,715)	(134,761)	(134,761)
Acquisition of wireless properties	(16,220)	(16,220)
Proceeds from asset disposition, net	22,800	22,800	5,102	5,102
Payments to VoiceStream Wireless					(24,500)	(24,500)
Purchase of minority interest in Western Wireless International					(14,140)	(14,140)

Net cash used in investing activities	(152,670)	(144,440)	(245,760)	(245,760)	(443,303)	(443,303)

Financing activities:
Additions to long-term debt	715,000	715,000	70,000	70,000	690,000	690,000
Repayment of long-term debt	(1,011,145)	(1,011,145)	(27,040)	(27,040)	(440,044)	(440,044)
Issuance of common stock, net	228,970	228,970
Deferred financing costs	(28,155)	(28,155)
Premium on extinguishment of debt	(10,133)	(10,133)
Increase (decrease) in checks drawn in excess of deposits		(13,576)		(8,927)		235
Other, net			450	450	4,596	4,596

Net cash provided by (used in) financing activities	(105,463)	(119,039)	43,410	34,483	254,552	254,787

Change in cash and cash equivalents	34,956	21,380	26,441	17,514	(3,396)	(3,161)
Cash and cash equivalents, beginning of period	34,005	47,581	7,564	30,067	10,960	33,228

Cash and cash equivalents, end of period	$68,961	$68,961	$34,005	$47,581	$7,564	$30,067

WESTERN WIRELESS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts(1)(2)	Deductions(3)		Period

	(Dollars in thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$22,059	$35,079	$1,165		$(33,780)	$24,523

Valuation allowance for deferred tax assets	$307,700	$1,487	$5,069	$		$314,256

Year ended December 31, 2002
Allowance for doubtful accounts	$20,407	$19,051	$1,090		$(18,489)	$22,059

Valuation allowance for deferred tax assets	$181,140	$129,727	$(3,167)	$		$307,700

Year ended December 31, 2001
Allowance for doubtful accounts	$15,801	$31,807	$7,093		$(34,294)	$20,407

Valuation allowance for deferred tax assets	$116,028	$65,112	$	$		$181,140

(1)	With respect to the allowance for doubtful accounts, this primarily reflects opening/ ending allowance for doubtful accounts related to market acquisitions/ dispositions, credits given to customers and currency translation adjustments.

(2)	With respect to the valuation allowance for deferred tax assets, this reflects non-rate impacting items.

(3)	Write-offs, net of bad debt recovery.