Form 10-Q/A
period 2004-03-31
WESTERN WIRELESS CORP
filed 2004-11-15
CIK 930738

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

EXPLANATORY NOTE

      Western Wireless Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Quarterly Report”), to reflect the restatement of the Company’s consolidated financial statements for the quarter ended March 31, 2004 in order to (1) correct the accounting for certain direct labor costs associated with network construction in the Company’s international operations (which could not be corrected in the financial statements for the third quarter of 2004 because the cumulative impact of the corrections would have resulted in a material increase to the Company’s net income for the third quarter of 2004), and (2) make certain other corrections to these financial statements which individually, or, taken together, would not have been significant enough to require a restatement for the affected periods. Please refer to Note 8 (“Restatement of Financial Statements”) to Consolidated Financial Statements in the Form 10-Q/A for information on the reasons for the restatement and the restatement’s impact on the financial statements for the quarter ended March 31, 2004.

      This Form 10-Q/A amends and restates, as required to reflect the above-described restatement of financial statements: Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 3 “Quantitative and Qualitative Disclosures About Market Risk”, and Item 4 “Controls and Procedures” contained in Part I of the Form 10-Q/A; and Item 6 “Exhibits and Reports on Form 8-K” contained in Part II of the Form 10-Q/A. No other information included in the original Quarterly Report is amended hereby; the remaining Items contained in this Form 10-Q/A consist of all other Items originally contained in the Quarterly Report, unchanged. This Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report, nor modify or update the disclosures in the Quarterly Report in any way, other than as required in relation to the restatement.

WESTERN WIRELESS CORPORATION

FORM 10-Q/A

For the Quarter Ended March 31, 2004

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2004	2003

	(As restated see Note 8)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,890	$128,597
Accounts receivable, net of allowance for doubtful accounts of $24,089 and $24,523, respectively	217,510	218,258
Inventory	27,165	30,182
Marketable securities	3,035	351
Prepaid expenses and other current assets	34,004	22,716

Total current assets	403,604	400,104
Property and equipment, net of accumulated depreciation of $983,792 and $936,567, respectively	917,415	914,499
Licensing costs and other intangible assets, net of accumulated amortization of $31,193 and $27,916, respectively	1,216,935	1,192,130
Investments in and advances to unconsolidated affiliates	9,392	9,353
Other assets	17,036	23,062

	$2,564,382	$2,539,148

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$74,009	$101,118
Accrued liabilities and other	216,726	203,835
Construction accounts payable	35,867	31,061
Current portion of long-term debt	48,334	47,318

Total current liabilities	374,936	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,167,648	2,172,893
Deferred income taxes	157,028	150,977
Other long-term liabilities	41,067	39,565

Total long-term liabilities	2,365,743	2,363,435

Minority interests in consolidated subsidiaries	18,662	23,202

Commitments and contingencies (Note 4)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 85,032,602 and 84,663,930 shares issued and outstanding, respectively;
Class B, 6,792,721 shares issued and outstanding	903,497	899,304
Deferred compensation	(84)	(112)
Accumulated other comprehensive loss	(10,935)	(6,360)
Deficit	(1,087,437)	(1,123,653)

Total net capital deficiency	(194,959)	(230,821)

	$2,564,382	$2,539,148

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

	(As restated see Note 8)

	(Unaudited)
Revenues:
Subscriber revenues	$346,039	$233,324
Roamer revenues	63,681	62,078
Fixed line revenues	12,883	15,051
Equipment sales	20,531	13,043
Other revenues	3,360	3,678

Total revenues	446,494	327,174

Operating expenses:
Cost of service (exclusive of depreciation and accretion and stock-based compensation, net of $73 and $0, respectively, included below)	120,043	94,007
Cost of equipment sales	47,664	32,661
General and administrative (exclusive of stock-based compensation, net of $1,674 and $0, respectively, included below)	72,374	58,105
Sales and marketing	63,635	47,464
Depreciation, amortization and accretion	59,294	66,232
Asset dispositions		4,850
Stock-based compensation, net	1,747

Total operating expenses	364,757	303,319

Other income (expense):
Interest and financing expense, net	(34,256)	(38,479)
Equity in net income (loss) of unconsolidated affiliates, net of tax	1,236	(1,057)
Other, net	(436)	(1,024)

Total other expense	(33,456)	(40,560)

Minority interests in net (income) loss of consolidated subsidiaries	(2,477)	2,379

Income (loss) before provision for income taxes and cumulative change in accounting principle	45,804	(14,326)
Provision for income taxes	(9,588)	(6,725)

Income (loss) before cumulative change in accounting principle	36,216	(21,051)
Cumulative change in accounting principle		(2,231)

Net income (loss)	$36,216	$(23,282)

Basic income (loss) per share:
Before cumulative change in accounting principle	$0.39	$(0.26)
Cumulative change in accounting principle		(0.03)

Basic income (loss) per share	$0.39	$(0.29)

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.37	$(0.26)
Cumulative change in accounting principle		(0.03)

Diluted income (loss) per share	$0.37	$(0.29)

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) — (Continued)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

	As restated see Note 8)

	(Unaudited)
Comprehensive income (loss):
Net income (loss)	$36,216	$(23,282)
Unrealized income (loss) on marketable securities:
Reclassification adjustment		76
Unrealized holding loss	(1,517)	(534)

Net unrealized loss on marketable securities	(1,517)	(458)

Unrealized income (loss) on hedges:
Reclassification adjustment	459
Unrealized gain (loss) on hedges	(1,569)	1,317

Net unrealized income (loss) on hedges	(1,110)	1,317

Foreign currency translation	(1,948)	282

Total comprehensive income (loss)	$31,641	$(22,141)

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	March 31,

	2004	2003

	As restated see Note 8)

	(Unaudited)
Operating activities:
Net income (loss)	$36,216	$(23,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative change in accounting principle		2,231
Depreciation, amortization and accretion	60,536	67,120
Deferred income taxes	6,051	5,980
Asset dispositions		4,850
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(222)	4,396
Minority interests in net income (loss) of consolidated subsidiaries	2,477	(2,379)
Adjustment of interest rate hedges to fair market value	1,167	(2,185)
Non-cash interest	2,865	2,498
Other, net	787	3,130
Changes in operating assets and liabilities	(14,813)	3,713

Net cash provided by operating activities	95,064	66,072

Investing activities:
Purchase of property and equipment	(63,022)	(52,377)
Purchase of minority interests	(31,163)
Purchases of marketable securities	(4,201)
Other, net	694	(1,331)

Net cash used in investing activities	(97,692)	(53,708)

Financing activities:
Additions to long-term debt		24,504
Repayment of long-term debt	(24)	(27,718)
Dividends paid to minority partners	(4,410)
Decrease in checks drawn in excess of deposits		(7,265)
Issuances of common stock, net	1,851	52

Net cash used in financing activities	(2,583)	(10,427)

Effect of exchange rate changes	(1,496)	300
Change in cash and cash equivalents	(6,707)	2,237
Cash and cash equivalents, beginning of period	128,597	81,005

Cash and cash equivalents, end of period	$121,890	$83,242

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

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

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2003, has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated March 31, 2004 and 2003, are presented herein, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K/A for the year ended December 31, 2003.

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

	(Dollars in thousands,
	except per share data)
	(As restated —
	see Note 8)
Net income (loss):
As reported	$36,216	$(23,282)
Add: stock-based compensation expense included in reported net income (loss)	1,747
Deduct: stock-based compensation expense determined under fair value method for all awards	(3,691)	(1,235)

Pro forma net income (loss)	$34,272	$(24,517)

Basic income (loss) per share:
As reported	$0.39	$(0.29)

Pro forma	$0.37	$(0.31)

Diluted income (loss) per share:
As reported	$0.37	$(0.29)

Pro forma	$0.35	$(0.31)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months
	Ended
	March 31,

	2004	2003

Weighted average risk free interest rate	4.0%	4.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.0%	75.0%
Expected lives (in years)	6.5	7.5

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	(Dollars in thousands, except
	per share data)
	(As restated — see Note 8)
Basic income (loss) per share computation:
Numerator:
Income (loss) before cumulative change in accounting principle	$36,216	$(21,051)
Cumulative change in accounting principle		(2,231)

Net income (loss)	$36,216	$(23,282)

Denominator:
Weighted average common shares outstanding	91,708,000	79,185,000

Basic income (loss) per share:
Before cumulative change in accounting principle	$0.39	$(0.26)
Cumulative change in accounting principle		(0.03)

Basic income (loss) per share	$0.39	$(0.29)

Diluted income (loss) per share computation:
Numerator:
Income (loss) before cumulative change in accounting principle	$36,216	$(21,051)
Add back interest and financing expense on convertible subordinated notes	1,378

Adjusted income before cumulative change in accounting principle	37,594	(21,051)
Cumulative change in accounting principle		(2,231)

Adjusted net income (loss)	$37,594	$(23,282)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands, except
	per share data)
	(As restated — see Note 8)
Denominator:
Weighted average common shares outstanding	91,708,000	79,185,000
Assumed exercise of stock options	2,276,000
Assumed exercise of convertible subordinated notes	7,441,000

Diluted weighted average shares outstanding	101,425,000	79,185,000

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.37	$(0.26)
Cumulative change in accounting principle		(0.03)

Diluted income (loss) per share	$0.37	$(0.29)

6.	Acquisitions, Dispositions and Discontinued Operations:

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

Ireland:

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor, our Irish subsidiary, from two of its partners for cash of approximately $30.2 million. As a result of the transaction, WWI recorded $27.7 million in additional license cost and a $2.5 million reduction of minority interests in consolidated subsidiaries.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The table below summarizes financial results for each segment:

	Domestic	Austrian	All Other
	Operations	Operations	International(1)	Consolidated

	(Dollars in thousands)
	(As restated — see Note 8)
Three months ended March 31, 2004
Total revenues	$249,426	144,467	$52,601	$446,494
Depreciation, amortization and accretion	39,596	4,149	15,549	59,294
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net income (loss) of unconsolidated affiliates	(31)		1,267	1,236
Provision for income taxes	6,051	1	3,536	9,588
Adjusted EBITDA(2)	104,758	35,053	2,967	142,778
Total assets	1,850,459	247,327	466,596	2,564,382
Total capital expenditures	46,590	8,155	8,277	63,022
Three months ended March 31, 2003 Total revenues	$221,477	$73,915	$31,782	$327,174
Depreciation, amortization and accretion	50,162	2,488	13,582	66,232
Asset dispositions	4,850			4,850
Interest and financing expense, net	23,780	2,509	12,190	38,479
Equity in net loss of unconsolidated affiliates	(169)		(888)	(1,057)
Provision for income taxes	5,980	52	693	6,725
Adjusted EBITDA(2)	97,848	3,400	(6,311)	94,937
Total assets	1,795,531	159,211	459,422	2,414,164
Total capital expenditures	30,605	9,257	12,515	52,377

(1)	Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $22.7 million and $13.7 million for the three months ended March 31, 2004 and 2003, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $148.3 million and $141.2 million at March 31, 2004 and 2003, respectively.

(2)	Adjusted EBITDA:

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended March 31, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated — see Note 8)
Net income (loss)	$39,363	$27,067	$(30,214)	$36,216
Depreciation, amortization and accretion	39,596	4,149	15,549	59,294
Asset dispositions	—	—	—	—
Stock-based compensation, net	—	147	1,600	1,747
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(152)	1,039	(1,687)	(800)
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	2,477	2,477
Provision for income taxes	6,051	1	3,536	9,588
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	—	—	—	—

Adjusted EBITDA	$104,758	$35,053	$2,967	$142,778

	Three Months Ended March 31, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated — see Note 8)
Net income (loss)	$13,900	$(3,595)	$(33,587)	$(23,282)
Depreciation, amortization and accretion	50,162	2,488	13,582	66,232
Asset dispositions	4,850	—	—	4,850
Stock-based compensation, net	—	—	—	—
Interest and financing expense, net	23,780	2,509	12,190	38,479
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,013)	1,176	2,918	2,081
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	(2,379)	(2,379)
Provision for income taxes	5,980	52	693	6,725
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$97,848	$3,400	$(6,311)	$94,937

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restatement of Financial Statements:

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands):

	March 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2003

	(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$121,890	$121,890	$128,597	$128,597
Accounts receivable, net of allowance for doubtful accounts	217,510	217,510	215,813	218,258
Inventory	27,165	27,165	30,182	30,182
Marketable securities	3,035	3,035	351	351
Prepaid expenses and other current assets	34,004	34,004	22,716	22,716

Total current assets	403,604	403,604	397,659	400,104

Property and equipment, net of accumulated depreciation	904,689	917,415	901,866	914,499
Licensing costs and other intangible assets, net of accumulated amortization	1,214,791	1,216,935	1,189,744	1,192,130
Investments in and advances to unconsolidated affiliates	9,392	9,392	9,353	9,353
Other assets	17,036	17,036	23,062	23,062

	$2,549,512	$2,564,382	$2,521,684	$2,539,148

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$74,009	$74,009	$100,651	$101,118
Accrued liabilities and other	216,626	216,726	203,753	203,835
Construction accounts payable	35,867	35,867	31,061	31,061
Current portion of long-term debt	48,334	48,334	47,318	47,318

Total current liabilities	374,836	374,936	382,783	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,167,648	2,167,648	2,172,893	2,172,893
Deferred income taxes	157,028	157,028	150,977	150,977
Other long-term liabilities	41,067	41,067	39,565	39,565

Total long-term liabilities	2,365,743	2,365,743	2,363,435	2,363,435

Minority interests in consolidated subsidiaries	18,688	18,662	22,083	23,202

Commitments and contingencies
Net capital deficiency:
Common stock	903,497	903,497	899,304	899,304
Deferred compensation	(84)	(84)	(112)	(112)
Accumulated other comprehensive loss	(15,316)	(10,935)	(16,514)	(6,360)
Deficit	(1,097,852)	(1,087,437)	(1,129,295)	(1,123,653)

Total net capital deficiency	(209,755)	(194,959)	(246,617)	(230,821)

	$2,549,512	$2,564,382	$2,521,684	$2,539,148

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS) (Dollars in thousands, except per share data):

	Three Months Ended March 31,

	2004	2004	2003	2003

	(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)

Revenues:
Subscriber revenues	$348,489	$346,039	$233,324	$233,324
Roamer revenues	63,681	63,681	62,078	62,078
Fixed line revenues	12,883	12,883	15,051	15,051
Equipment sales	20,531	20,531	13,043	13,043
Other revenues	3,360	3,360	3,678	3,678

Total revenues	448,944	446,494	327,174	327,174

Operating expenses:
Cost of service (exclusive of depreciation, amortization, and accretion and stock-based compensation, net	121,374	120,043	94,635	94,007
Cost of equipment sales	47,664	47,664	32,661	32,661
General and administrative (exclusive of stock-based compensation, net)	73,780	72,374	58,105	58,105
Sales and marketing	63,635	63,635	47,464	47,464
Depreciation, amortization and accretion	58,719	59,294	65,813	66,232
Asset dispositions			7,640	4,850
Stock-based compensation, net	1,747	1,747

Total operating expenses	366,919	364,757	306,318	303,319

Other income (expense):
Interest and financing expense, net	(34,256)	(34,256)	(38,479)	(38,479)
Equity in net income (loss) of unconsolidated affiliates, net of tax	1,236	1,236	(1,057)	(1,057)
Other, net	(6,802)	(436)	(1,024)	(1,024)

Total other expense	(39,822)	(33,456)	(40,560)	(40,560)

Minority interests in net (income) loss of consolidated subsidiaries	(2,461)	(2,477)	2,392	2,379

Income (loss) before provision for income taxes and cumulative change in accounting principle	39,742	45,804	(17,312)	(14,326)
Provision for income taxes	(8,299)	(9,588)	(4,490)	(6,725)

Income (loss) before cumulative change in accounting principle	31,443	36,216	(21,802)	(21,051)
Cumulative change in accounting principle			(2,231)	(2,231)

Net income (loss)	$31,443	$36,216	$(24,033)	$(23,282)

Basic income (loss) per share:
Before cumulative change in accounting principle	$0.34	$0.39	$(0.27)	$(0.26)
Cumulative change in accounting principle			(0.03)	(0.03)

Basic income (loss) per share	$0.34	$0.39	$(0.30)	$(0.29)

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.32	$0.37	$(0.27)	$(0.26)
Cumulative change in accounting principle			(0.03)	(0.03)

Diluted income (loss) per share	$0.32	$0.37	$(0.30)	$(0.29)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS) — (Continued) (Dollars in thousands, except per share data):

	Three Months Ended March 31,

	2004	2004	2003	2003

	(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)

Comprehensive income (loss):
Net income (loss)	$31,443	$36,216	$(24,033)	$(23,282)
Unrealized income (loss) on marketable securities:
Reclassification adjustment			76	76
Unrealized holding loss	(1,517)	(1,517)	(534)	(534)

Net unrealized loss on marketable securities	(1,517)	(1,517)	(458)	(458)

Unrealized income (loss) on hedges:
Reclassification adjustment	459	459
Unrealized gain (loss) on hedges	4,797	(1,569)	1,317	1,317

Net unrealized income (loss) on hedges	5,256	(1,110)	1,317	1,317

Foreign currency translation	(2,541)	(1,948)	51	282

Total comprehensive income (loss)	$32,641	$31,641	$(23,123)	$(22,141)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands):

	Three Months Ended March 31,

	2004	2004	2003	2003

	(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)

Operating activities:
Net income (loss)	$31,443	$36,216	$(24,033)	$(23,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative change in accounting principle			2,231	2,231
Depreciation, amortization and accretion	59,966	60,536	66,700	67,120
Deferred income taxes	6,051	6,051	3,809	5,980
Asset dispositions			7,640	4,850
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(222)	(222)	4,396	4,396
Minority interests in net income (loss) of consolidated subsidiaries	2,461	2,477	(2,392)	(2,379)
Adjustment of interest rate hedges to fair market value	7,533	1,167	(2,185)	(2,185)
Non-cash interest	2,865	2,865	2,498	2,498
Other, net	787	787	3,130	3,130
Changes in operating assets and liabilities	(16,811)	(14,813)	8,649	3,713

Net cash provided by operating activities	94,073	95,064	70,443	66,072

Investing activities:
Purchase of property and equipment	(62,031)	(63,022)	(51,748)	(52,377)
Purchase of minority interests	(31,163)	(31,163)
Purchases of marketable securities	(4,201)	(4,201)
Other, net	694	694	(1,331)	(1,331)

Net cash used in investing activities	(96,701)	(97,692)	(53,079)	(53,708)

Financing activities:
Additions to long-term debt			24,504	24,504
Repayment of long-term debt	(24)	(24)	(27,718)	(27,718)
Dividends paid to minority partners	(4,410)	(4,410)
Decrease in checks drawn in excess of deposits				(7,265)
Issuances of common stock, net	1,851	1,851	52	52

Net cash used in financing activities	(2,583)	(2,583)	(3,162)	(10,427)

Effect of exchange rate changes	(1,496)	(1,496)	300	300
Change in cash and cash equivalents	(6,707)	(6,707)	14,502	2,237
Cash and cash equivalents, beginning of period	128,597	128,597	62,429	81,005

Cash and cash equivalents, end of period	$121,890	$121,890	$76,931	$83,242

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-Q/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations, including wireless number portability; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” contained in our Form 10-K/A for the year ended December 31, 2003 and in our public offering prospectuses.

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

      The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Form 10-K/A for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

      The following table sets forth certain financial data as it relates to our domestic operations:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
	(As restated)
Revenues:
Subscriber revenues	$186,676	$162,367
Roamer revenues	48,037	48,179
Equipment sales	14,212	9,816
Other revenues	501	1,115

Total revenues	$249,426	$221,477
Operating expenses:
Cost of service	$42,987	$39,385
Cost of equipment sales	22,789	18,898
General and administrative	47,000	38,977
Sales and marketing	31,892	26,369
Depreciation, amortization and accretion	39,596	50,162
Asset dispositions		4,850

Total operating expenses	$184,264	$178,641
Adjusted EBITDA	$104,758	$97,848

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

      The asset dispositions loss for the three months ended March 31, 2003 resulted from recording a $4.9 million impairment charge related to the sale of our Arizona 6 Rural Service Area (“RSA”). The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our consolidated statements of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.

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

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
	(As restated)
Revenues:
Subscriber revenues	$159,363	$70,957
Roamer revenues	15,644	13,899
Fixed line revenues	12,883	15,051
Equipment sales	6,319	3,227
Other revenues	2,859	2,563

Total revenues	$197,068	$105,697
Operating expenses:
Cost of service	$77,056	$54,622
Cost of equipment sales	24,875	13,763
General and administrative	25,374	19,128
Sales and marketing	31,743	21,095
Depreciation, amortization and accretion	19,698	16,070
Stock-based compensation, net	1,747

Total operating expenses	$180,493	$124,678
Adjusted EBITDA	$38,020	$(2,911)

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

International Revenues

      Total subscriber revenues increased for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an increase in the number of subscribers across most of our markets, increased ARPU and the strengthening of the euro as compared to the U.S. dollar. International ARPU was $41.93 for the three months ended March 31, 2004 compared to $29.98 for the same period in 2003. Austrian ARPU was $56.57 and $41.82 for the three months ended March 31, 2004 and 2003, respectively. The increases in total international and Austrian ARPU were mainly due to an increase in postpaid subscribers, primarily in Austria, who generally generate higher service revenue than prepaid subscribers and the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar accounted for $4.12 and $6.87 of the increase in international and Austrian ARPU, respectively. We anticipate growth in subscriber revenues in 2004, as compared to 2003, exclusive of changes in currency exchange rates, due to anticipated year-over-year subscriber growth and a focus on continued growth in postpaid customers who typically have a higher ARPU. We anticipate modest growth in ARPU, with the majority of subscriber revenue growth coming from an increased number of subscribers.

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

      Total cost of service increased for the three months ended March 31, 2004 as compared to the same period in 2003. This was due primarily to a 61% increase in the number of average subscribers across all of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, average monthly cost of service decreased to $20.27 from $23.08 for the three months ended March 31, 2004 and 2003, respectively. Average monthly cost of service per average Austrian subscriber decreased to $26.41 for the three months ended March 31, 2004 from $33.34 in the same period in 2003. The decreases in total international and Austrian average monthly cost of service per average subscriber are mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro partially offset efficiency increases and increased average monthly cost of service for the three months ended March 31, 2004 as compared to the same period in 2003 by $3.39 and $5.48 on a per average international subscriber and per average Austrian subscriber basis, respectively. We expect cost of service dollars to increase in 2004 as compared to 2003 due to a growing subscriber base but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

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

      Total general and administrative costs increased for the three months ended March 31, 2004 compared to the same period in 2003. This was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. On a per average international subscriber basis, general and administrative monthly cost was $6.68 and $8.08 for the three months ended March 31, 2004 and 2003, respectively. General and administrative monthly cost per average Austrian subscriber was $7.03 for the three months ended March 31, 2004 and $9.12 for the three months ended March 31, 2003. The decreases in total international and Austrian general and administrative monthly cost per average international and Austrian subscriber, respectively, were mainly due to increased cost efficiencies resulting from a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost for the three months ended March 31, 2004 as compared to the same period in 2003 by $1.01 and $1.50 on a per average international subscriber and per average Austrian subscriber basis, respectively. We expect general and administrative dollars to continue to increase in 2004 as compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies related to a larger subscriber base.

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

International Adjusted EBITDA

      International Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved by $40.9 million for the three months ended March 31, 2004 compared to the same period in 2003. The year-over-year increase was mainly due to an increase in Austrian Adjusted EBITDA to $35.1 million for the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003. We expect international Adjusted EBITDA to continue to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended March 31, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$39,363	$27,067	$(30,214)	$36,216
Depreciation, amortization and accretion	39,596	4,149	15,549	59,294
Asset dispositions	—	—	—	—
Stock-based compensation, net	—	147	1,600	1,747
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(152)	1,039	(1,687)	(800)
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	2,477	2,477
Provision for income taxes	6,051	1	3,536	9,588
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	—	—	—	—

Adjusted EBITDA	$104,758	$35,053	$2,967	$142,778

	Three Months Ended March 31, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$13,900	$(3,595)	$(33,587)	$(23,282)
Depreciation, amortization and accretion	50,162	2,488	13,582	66,232
Asset dispositions	4,850	—	—	4,850
Stock-based compensation, net	—	—	—	—
Interest and financing expense, net	23,780	2,509	12,190	38,479
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,013)	1,176	2,918	2,081
(Gain) loss on sale of joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Minority interests in net (income) loss of consolidated subsidiaries	—	—	(2,379)	(2,379)
Provision for income taxes	5,980	52	693	6,725
Discontinued operations	—	—	—	—
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$97,848	$3,400	$(6,311)	$94,937

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

Consolidated Provision for Income Taxes

      For the three months ended March 31, 2004, the domestic deferred income tax provision was $6.1 million. This deferred income tax provision was due to the ongoing differences between book and tax amortization on our domestic licenses. Deferred income taxes represent a non-cash charge and are not currently paid or payable and accordingly there is no impact on cash flows from operating, investing or financing activities. Our consolidated provision for income taxes also reflects $3.5 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively, related to our international operations.

Consolidated Net Income (Loss)

      On a consolidated basis, our income (loss) increased by $59.5 million for the three months ended March 31, 2004 compared to the same period a year ago. The increase resulted mainly from increases in domestic and international Adjusted EBITDA (See “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”).

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

     Net cash provided by operating activities was $95.1 million for the three months ended March 31, 2004 as compared to $66.1 million for the same period in 2003. The increase in net cash provided by operating activities was mainly a result of transitioning from a net loss for the three months ended March 31, 2003 of $23.3 million to net income for the same period in 2004 of $36.2 million. Offsetting this increase was a decrease in cash provided by changes in operating assets and liabilities of $18.5 million.

      Net cash used in investing activities was $97.7 million for the three months ended March 31, 2004 as compared to $53.7 million for the same period in 2003. The year over year increase was primarily due to the purchase of an additional 17.87% ownership in Meteor, and an increase in first quarter spending on wireless communications systems in our domestic business.

      Net cash used in financing activities was $2.6 million for the three months ended March 31, 2004 as compared to $10.4 million for the same period in 2003. For the three months ended March 31, 2004, financing activities consisted primarily of a dividend to minority owners of WWI’s Haitian subsidiary. For the three months ended March 31, 2003, financing activities consisted primarily of borrowings by WWI in Austria and Slovenia offset by scheduled principal repayments under our domestic credit facility and repayments of domestic short-term borrowings.

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

Foreign Currency Risk

      Currently, 11% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $0.2 million decrease in income before provision for income taxes and cumulative change in accounting principle for the three months ended March 31, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

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

Overview

      As previously disclosed in a Current Report on Form 8-K which we filed on November 8, 2004 and as more fully described in Note 8 to the Condensed Consolidated Financial Statements, we have determined that certain direct labor costs associated with network construction at our international operations which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated and required correction. We also determined the cumulative impact of these corrections would have resulted in a material increase to our net income for the third quarter of 2004. The cause of this capitalization error was the inconsistent application of our corporate accounting policies at certain of our international operations. Accordingly, we have amended our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to make these and certain other corrections.

      Management also determined that the internal control deficiency that made these restatements necessary is indicative of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed this internal control deficiency with the Company’s audit committee; and has discussed it with our independent registered public accounting firm, PricewaterhouseCoopers LLP; and has advised the Company’s audit committee that this deficiency is indicative of a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

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

Dated: November 15, 2004