Form 10-Q/A
period 2004-06-30
WESTERN WIRELESS CORP
filed 2004-11-15
CIK 930738

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

EXPLANATORY NOTE

      Western Wireless Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission on August 9, 2004 (the “Quarterly Report”), to reflect the restatement of the Company’s consolidated financial statements for the quarter ended June 30, 2004 in order to (1) correct the accounting for certain direct labor costs associated with network construction in the Company’s international operations (which could not be corrected in the financial statements for the third quarter of 2004 because the cumulative impact of the corrections would have resulted in a material increase to the Company’s net income for the third quarter of 2004), and (2) make certain other corrections to these financial statements which individually, or taken together, would not have been significant enough to require a restatement for the affected periods. Please refer to Note 9 (“Restatement of Financial Statements”) to Consolidated Financial Statements in the Form 10-Q/A for information on the reasons for the restatement and the restatement’s impact on the financial statements for the quarter ended June 30, 2004.

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

	(As restated — see Note 9)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,015	$128,597
Accounts receivable, net of allowance for doubtful accounts of $26,864 and $24,523, respectively	233,187	218,258
Inventory	24,252	30,182
Marketable securities	33,543	351
Prepaid expenses and other current assets	44,938	22,716

Total current assets	475,935	400,104
Property and equipment, net of accumulated depreciation of $1,042,151 and $936,567, respectively	951,391	914,499
Licensing costs and other intangible assets, net of accumulated amortization of $27,192 and $27,916, respectively	1,212,963	1,192,130
Investments in and advances to unconsolidated affiliates	11,350	9,353
Other assets	29,193	23,062

	$2,680,832	$2,539,148

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$62,243	$101,118
Accrued liabilities and other	251,701	203,835
Construction accounts payable	55,526	31,061
Current portion of long-term debt	106,423	47,318

Total current liabilities	475,893	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,127,646	2,172,893
Deferred income taxes	163,399	150,977
Other long-term liabilities	40,376	39,565

Total long-term liabilities	2,331,421	2,363,435

Minority interests in consolidated subsidiaries	20,744	23,202

Commitments and contingencies (Note 5)
Net capital deficiency:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized; Class A, 85,135,780 and 84,663,930 shares issued and outstanding, respectively
Class B, 6,792,323 and 6,792,721 shares issued and outstanding, respectively	904,116	899,304
Deferred compensation	(56)	(112)
Accumulated other comprehensive loss	(5,208)	(6,360)
Deficit	(1,046,078)	(1,123,653)

Total net capital deficiency	(147,226)	(230,821)

	$2,680,832	$2,539,148

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(As restated — see Note 9)
Revenues:
Subscriber revenues	$367,986	$263,903	$714,025	$497,227
Roamer revenues	62,816	64,190	126,497	126,268
Fixed line revenues	11,197	14,640	24,080	29,691
Equipment sales	19,879	13,233	40,410	26,276
Other revenues	3,614	3,266	6,974	6,944

Total revenues	465,492	359,232	911,986	686,406

Operating expenses:
Cost of service (exclusive of depreciation and accretion included below and stock-based compensation, net of $0, $0, $73 and $0, respectively)	124,021	104,187	244,064	198,194
Cost of equipment sales	43,344	37,124	91,008	69,785
General and administrative (exclusive of stock-based compensation, net of $4,773, $0, $6,447 and $0, respectively)	74,608	62,211	146,982	120,316
Sales and marketing	59,969	50,851	123,604	98,315
Depreciation, amortization and accretion	62,903	72,087	122,197	138,319
Asset dispositions				4,850
Stock-based compensation, net	4,773		6,520

Total operating expenses	369,618	326,460	734,375	629,779

Other income (expense):
Interest and financing expense, net	(35,540)	(37,439)	(69,796)	(75,918)
Loss on extinguishment of debt	(16,260)		(16,260)
Equity in net income of unconsolidated affiliates, net of tax	1,696	1,702	2,932	645
Gain on sale of Croatian joint venture		40,519		40,519
Other, net	9,455	7,802	9,019	6,778

Total other income (expense)	(40,649)	12,584	(74,105)	(27,976)

Minority interests in net (income) loss of consolidated subsidiaries	(2,141)	1,639	(4,618)	4,018

Income before provision for income taxes and cumulative change in accounting principle	53,084	46,995	98,888	32,669
Provision for income taxes	(11,725)	(6,816)	(21,313)	(13,541)

Income before cumulative change in accounting principle	41,359	40,179	77,575	19,128
Cumulative change in accounting principle				(2,231)

Net income	$41,359	$40,179	$77,575	$16,897

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(As restated — see Note 9)
Basic income per share:
Before cumulative change in accounting principle	$0.45	$0.51	$0.85	$0.24
Cumulative change in accounting principle				(0.03)

Basic income per share	$0.45	$0.51	$0.85	$0.21

Diluted income per share:
Before cumulative change in accounting principle	$0.42	$0.49	$0.79	$0.24
Cumulative change in accounting principle				(0.03)

Diluted income per share	$0.42	$0.49	$0.79	$0.21

Comprehensive income:
Net income	$41,359	$40,179	$77,575	$16,897
Unrealized income (loss) on marketable securities:
Reclassification adjustment		75		151
Unrealized holding income (loss)	588	2,426	(929)	1,892

Net unrealized income (loss) on marketable securities	588	2,501	(929)	2,043

Unrealized income (loss) on hedges:
Reclassification adjustment	(1,219)		(760)
Unrealized gain (loss) on hedges	7,224	(344)	5,655	973

Net unrealized income (loss) on hedges	6,005	(344)	4,895	973

Foreign currency translation	(866)	1,483	(2,814)	1,765

Total comprehensive income	$47,086	$43,819	$78,727	$21,678

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

	(As restated — see Note 9)
Operating activities:
Net income	$77,575	$16,897
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle		2,231
Gain on sale of Croatian joint venture		(40,519)
Stock-based compensation, net	6,520
Depreciation, amortization and accretion	124,554	140,096
Deferred income taxes	12,422	12,016
Asset dispositions		4,850
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(1,917)	3,057
Minority interests in net income (loss) of consolidated subsidiaries	4,618	(4,018)
Adjustment of interest rate hedges to fair market value	(10,119)	(4,739)
Loss on extinguishment of debt	16,260
Non-cash interest	6,187	5,384
Other, net	1,700	(2,259)
Changes in operating assets and liabilities	(18,824)	1,610

Net cash provided by operating activities	218,976	134,606

Investing activities:
Purchase of property and equipment	(139,476)	(101,118)
Additions to licensing costs and other intangible assets		(3,779)
Proceeds from sale of Croatian joint venture		69,630
International credit facility collateralization	(17,331)	(522)
Purchases of minority interests	(31,163)
Purchases of marketable securities	(34,121)
Other, net	1,996	(496)

Net cash used in investing activities	(220,095)	(36,285)

Financing activities:
Additions to long-term debt	1,312,998	139,504
Repayment of long-term debt	(1,284,054)	(55,960)
Debt refinancing costs	(12,268)
Dividends paid to minority partners	(4,410)
Decrease in checks drawn in excess of deposits		(3,873)
Issuance of common stock, net	2,470	437

Net cash provided by financing activities	14,736	80,108

Effect of exchange rate changes	(2,199)	2,967

Change in cash and cash equivalents	11,418	181,396
Cash and cash equivalents, beginning of period	128,597	81,005

Cash and cash equivalents, end of period	$140,015	$262,401

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

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

      The refinancing of our credit facility also resulted in certain of our interest rate hedges no longer qualifying for hedge accounting under SFAS No. 133. Accordingly the unrealized gain has been reclassified from unrealized gains on hedges to realized gains on hedges as the originally hedged transactions are probable of not occurring. As a result of this reclassification, we recognized a gain of $2.6 million included in other, net on our Condensed Consolidated Statements of Operations and Comprehensive Income. Total realized gains on hedges for the six months ended June 30, 2004 were $10.8 million. Unrealized gains on hedges are recorded by us as a component of accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on our net income and basic and diluted income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
	(As restated — see Note 9)
Net income:
As reported	$41,359	$40,179	$77,575	$16,897
Add: stock-based compensation expense included in reported net income	4,773		6,520
Deduct: stock-based compensation expense determined under fair value method for all awards	(7,112)	(1,319)	(10,803)	(2,554)

Pro forma net income	$39,020	$38,860	$73,292	$14,343

Basic income per share:
As reported	$0.45	$0.51	$0.85	$0.21

Pro forma	$0.42	$0.49	$0.80	$0.18

Diluted income per share:
As reported	$0.42	$0.49	$0.79	$0.21

Pro forma	$0.40	$0.48	$0.75	$0.18

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	(Dollars in thousands, except per share data)
	(As restated — see Note 9)
Basic income per share computation:
Numerator:
Income before cumulative change in accounting principle	$41,359	$40,179	$77,575	$19,128
Cumulative change in accounting principle				(2,231)

Net income	$41,359	$40,179	$77,575	$16,897

Denominator:
Weighted average common shares outstanding	91,875,000	79,246,000	91,792,000	79,220,000
Basic income per share:
Before cumulative change in accounting principle	$0.45	$0.51	$0.85	$0.24
Cumulative change in accounting principle				(0.03)

Basic income per share	$0.45	$0.51	$0.85	$0.21

Diluted income per share computation:
Numerator:
Income before cumulative change in accounting principle	$41,359	$40,179	$77,575	$19,128
Add back interest and financing expense on convertible subordinated notes	1,377	284	2,755

Adjusted income before cumulative change in accounting principle	42,736	40,463	80,330	19,128
Cumulative change in accounting principle				(2,231)

Adjusted net income	$42,736	$40,463	$80,330	$16,897

Denominator:
Weighted average common shares outstanding	91,875,000	79,246,000	91,792,000	79,220,000
Assumed exercise of stock options	2,256,000	833,000	2,267,000	581,000
Assumed exercise of convertible subordinated notes	7,440,000	2,269,000	7,440,000

Diluted weighted average shares outstanding	101,571,000	82,348,000	101,499,000	79,801,000

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
	(As restated — see Note 9)
Diluted income per share:
Before cumulative change in accounting principle	$0.42	$0.49	$0.79	$0.24
Cumulative change in accounting principle				(0.03)

Diluted income per share	$0.42	$0.49	$0.79	$0.21

7.	Acquisitions, Dispositions and Discontinued Operations:

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

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist of consolidated subsidiaries and operating entities around the world. Our Chief Executive Officer evaluates international operations on a country by country basis. Accordingly, our operating segments include domestic operations,

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and Haiti are aggregated into “all other international” as provided for under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) based on their relative size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131.

      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment mainly provides wireless services.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes financial results for each segment:

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)

	(As restated — see Note 9)
Three months ended June 30, 2004
Total revenues	$267,765	$139,386	$58,341	$465,492
Depreciation, amortization and accretion	41,526	4,700	16,677	62,903
Interest and financing expense, net	18,502	2,477	14,561	35,540
Adjusted EBITDA(1)	114,648	39,148	9,754	163,550
Total capital expenditures	48,126	15,507	12,821	76,454
Six months ended June 30, 2004
Total revenues	$517,191	$283,853	$110,942	$911,986
Depreciation, amortization and accretion	81,122	8,849	32,226	122,197
Interest and financing expense, net	38,402	5,127	26,267	69,796
Adjusted EBITDA(1)	219,406	74,201	12,721	306,328
Total capital expenditures	94,716	23,664	21,096	139,476
At June 30, 2004
Total assets	$1,912,680	$273,293	$494,859	$2,680,832

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)

	(As restated — see Note 9)
Three months ended June 30, 2003
Total revenues	$239,777	$82,089	$37,366	$359,232
Depreciation, amortization and accretion	54,587	2,722	14,778	72,087
Interest and financing expense, net	22,252	2,797	12,390	37,439
Adjusted EBITDA(1)	105,044	2,109	(2,294)	104,859
Total capital expenditures	33,700	8,383	6,658	48,741
Six months ended June 30, 2003
Total revenues	$461,254	$156,004	$69,148	$686,406
Depreciation, amortization and accretion	104,749	5,210	28,360	138,319
Asset dispositions	4,850			4,850
Interest and financing expense, net	46,032	5,306	24,580	75,918
Adjusted EBITDA(1)	202,892	5,509	(8,605)	199,796
Total capital expenditures	64,305	17,640	19,173	101,118
At June 30, 2003
Total assets	$1,961,995	$174,672	$448,685	$2,585,352

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Adjusted EBITDA:

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated - see Note 9)
Net income (loss)	$41,268	$30,824	$(30,733)	$41,359
Depreciation, amortization and accretion	41,526	4,700	16,677	62,903
Asset dispositions
Stock-based compensation, net		81	4,692	4,773
Interest and financing expense, net	18,502	2,477	14,561	35,540
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10,581)	1,065	(1,635)	(11,151)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			2,141	2,141
Provision for income taxes	7,673	1	4,051	11,725
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$114,648	$39,148	$9,754	$163,550

	Three Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated - see Note 9)
Net income (loss)	$22,934	$(4,265)	$21,510	$40,179
Depreciation, amortization and accretion	54,587	2,722	14,778	72,087
Asset dispositions
Stock-based compensation, net
Interest and financing expense, net	22,252	2,797	12,390	37,439
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	805	(7,970)	(9,504)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(1,639)	(1,639)
Provision for income taxes	6,036	50	730	6,816
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$105,044	$2,109	$(2,294)	$104,859

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)

	(As restated — see Note 9)
Net income (loss)	$80,631	$57,891	$(60,947)	$77,575
Depreciation, amortization and accretion	81,122	8,849	32,226	122,197
Asset dispositions
Stock-based compensation, net		228	6,292	6,520
Interest and financing expense, net	38,402	5,127	26,267	69,796
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10,733)	2,104	(3,322)	(11,951)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			4,618	4,618
Provision for income taxes	13,724	2	7,587	21,313
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$219,406	$74,201	$12,721	$306,328

	Six Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)

	(As restated — see Note 9)
Net income (loss)	$36,834	$(7,860)	$(12,077)	$16,897
Depreciation, amortization and accretion	104,749	5,210	28,360	138,319
Asset dispositions	4,850			4,850
Stock-based compensation, net
Interest and financing expense, net	46,032	5,306	24,580	75,918
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	1,981	(5,052)	(7,423)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(4,018)	(4,018)
Provision for income taxes	12,016	102	1,423	13,541
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$202,892	$5,509	$(8,605)	$199,796

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $25.0 million and $16.0 million for the three months ended June 30, 2004 and 2003, respectively, and $47.7 million and $29.7 million for the six months ended June 30, 2004 and 2003, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $155.0 million and $145.7 million at June 30, 2004 and 2003, respectively.

9.	Restatement of Financial Statements:

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the effects of this restatement on our Condensed Consolidated Financial Statements:

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands):

	June 30,	June 30,	December 31,	December 31,
	2004	2004	2003	2003

	(As originally	(As restated)	(As originally	(As restated)
	reported)		reported)
ASSETS
Current assets:
Cash and cash equivalents	$140,015	$140,015	$128,597	$128,597
Accounts receivable, net of allowance for doubtful accounts	233,187	233,187	215,813	218,258
Inventory	24,252	24,252	30,182	30,182
Marketable securities	33,543	33,543	351	351
Prepaid expenses and other current assets	44,938	44,938	22,716	22,716

Total current assets	475,935	475,935	397,659	400,104
Property and equipment, net of accumulated depreciation	937,876	951,391	901,866	914,499
Licensing costs and other intangible assets, net of accumulated amortization	1,210,848	1,212,963	1,189,744	1,192,130
Investments in and advances to unconsolidated affiliates	11,350	11,350	9,353	9,353
Other assets	29,193	29,193	23,062	23,062

	$2,665,202	$2,680,832	$2,521,684	$2,539,148

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$62,243	$62,243	$100,651	$101,118
Accrued liabilities and other	251,141	251,701	203,753	203,835
Construction accounts payable	55,526	55,526	31,061	31,061
Current portion of long-term debt	106,423	106,423	47,318	47,318

Total current liabilities	475,333	475,893	382,783	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,127,646	2,127,646	2,172,893	2,172,893
Deferred income taxes	163,399	163,399	150,977	150,977
Other long-term liabilities	40,376	40,376	39,565	39,565

Total long-term liabilities	2,331,421	2,331,421	2,363,435	2,363,435

Minority interests in consolidated subsidiaries	20,751	20,744	22,083	23,202

Commitments and contingencies
Net capital deficiency:
Common stock	904,116	904,116	899,304	899,304
Deferred compensation	(56)	(56)	(112)	(112)
Accumulated other comprehensive loss	(9,493)	(5,208)	(16,514)	(6,360)
Deficit	(1,056,870)	(1,046,078)	(1,129,295)	(1,123,653)

Total net capital deficiency	(162,303)	(147,226)	(246,617)	(230,821)

	$2,665,202	$2,680,832	$2,521,684	$2,539,148

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2004	2003	2003	2004	2004	2003	2003

	(As originally		(As originally		(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)	reported)	(As restated)	reported)	(As restated)
Revenues:
Subscriber revenues	$367,986	$367,986	$263,903	$263,903	$716,475	$714,025	$497,227	$497,227
Roamer revenues	62,816	62,816	64,190	64,190	126,497	126,497	126,268	126,268
Fixed line revenues	11,197	11,197	14,640	14,640	24,080	24,080	29,691	29,691
Equipment sales	19,879	19,879	13,233	13,233	40,410	40,410	26,276	26,276
Other revenues	3,614	3,614	3,266	3,266	6,974	6,974	6,944	6,944

Total revenues	465,492	465,492	359,232	359,232	914,436	911,986	686,406	686,406

Operating expenses:
Cost of service (exclusive of depreciation and accretion and stock- based compensation, net)	125,483	124,021	104,846	104,187	246,857	244,064	199,481	198,194
Cost of equipment sales	43,344	43,344	37,124	37,124	91,008	91,008	69,785	69,785
General and administrative (exclusive of stock- based compensation, net)	74,171	74,608	62,211	62,211	147,951	146,982	120,316	120,316
Sales and marketing	59,969	59,969	50,851	50,851	123,604	123,604	98,315	98,315
Depreciation, amortization and accretion	62,305	62,903	71,610	72,087	121,024	122,197	137,423	138,319
Asset dispositions							7,640	4,850
Stock-based compensation, net	4,773	4,773			6,520	6,520

Total operating expenses	370,045	369,618	326,642	326,460	736,964	734,375	632,960	629,779

Other income (expense):
Interest and financing expense, net	(35,540)	(35,540)	(37,439)	(37,439)	(69,796)	(69,796)	(75,918)	(75,918)
Loss on extinguishment of debt	(16,260)	(16,260)			(16,260)	(16,260)
Equity in net income of unconsolidated affiliates, net of tax	1,696	1,696	1,702	1,702	2,932	2,932	645	645
Gain on sale of Croatian joint venture			40,519	40,519			40,519	40,519
Other, net	9,455	9,455	7,802	7,802	2,653	9,019	6,778	6,778

Total other income (expense)	(40,649)	(40,649)	12,584	12,584	(80,471)	(74,105)	(27,976)	(27,976)

Minority interests in net (income) loss of consolidated subsidiaries	(2,116)	(2,141)	1,651	1,639	(4,577)	(4,618)	4,043	4,018

Income before provision for income taxes and cumulative change in accounting principle	52,682	53,084	46,825	46,995	92,424	98,888	29,513	32,669
Provision for income taxes	(11,700)	(11,725)	(6,745)	(6,816)	(19,999)	(21,313)	(11,235)	(13,541)

Income before cumulative change in accounting principle	40,982	41,359	40,080	40,179	72,425	77,575	18,278	19,128
Cumulative change in accounting principle							(2,231)	(2,231)

Net income	$40,982	$41,359	$40,080	$40,179	$72,425	$77,575	$16,047	$16,897

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME — (Continued) (Dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2004	2003	2003	2004	2004	2003	2003

	(As originally		(As originally		(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)	reported)	(As restated)	reported)	(As restated)
Basic income per share:
Before cumulative change in accounting principle	$0.45	$0.45	$0.51	$0.51	$0.79	$0.85	$0.23	$0.24
Cumulative change in accounting principle							(0.03)	(0.03)

Basic income per share	$0.45	$0.45	$0.51	$0.51	$0.79	$0.85	$0.20	$0.21

Diluted income per share:
Before cumulative change in accounting principle	$0.42	$0.42	$0.49	$0.49	$0.74	$0.79	$0.23	$0.24
Cumulative change in accounting principle							(0.03)	(0.03)

Diluted income per share	$0.42	$0.42	$0.49	$0.49	$0.74	$0.79	$0.20	$0.21

Comprehensive income:
Net income	$40,982	$41,359	$40,080	$40,179	$72,425	$77,575	$16,047	$16,897
Unrealized income (loss) on marketable securities:
Reclassification adjustment			75	75			151	151
Unrealized holding income (loss)	588	588	2,426	2,426	(929)	(929)	1,892	1,892

Net unrealized income (loss) on marketable securities	588	588	2,501	2,501	(929)	(929)	2,043	2,043

Unrealized income (loss) on hedges:
Reclassification adjustment	(1,219)	(1,219)			(760)	(760)
Unrealized gain (loss) on hedges	7,224	7,224	(344)	(344)	12,021	5,655	973	973

Net unrealized income (loss) on hedges	6,005	6,005	(344)	(344)	11,261	4,895	973	973

Foreign currency translation	(770)	(866)	897	1,483	(3,311)	(2,814)	948	1,765

Total comprehensive income	$46,805	$47,086	$43,134	$43,819	$79,446	$78,727	$20,011	$21,678

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands):

	Six Months Ended
	June 30,

	2004	2004	2003	2003

	(As originally		(As originally	(As restated)
	reported)	(As restated)	reported)
Operating activities:
Net income	$72,425	$77,575	$16,047	$16,897
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative change in accounting principle			2,231	2,231
Gain on sale of Croatian joint venture			(40,519)	(40,519)
Stock-based compensation, net	6,520	6,520
Depreciation, amortization and accretion	123,390	124,554	139,208	140,096
Deferred income taxes	12,422	12,422	9,845	12,016
Asset dispositions			7,640	4,850
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(1,917)	(1,917)	3,057	3,057
Minority interests in net income (loss) of consolidated subsidiaries	4,577	4,618	(4,043)	(4,018)
Adjustment of interest rate hedges to fair market value	(3,753)	(10,119)	(4,739)	(4,739)
Loss on extinguishment of debt	16,260	16,260
Non-cash interest	6,187	6,187	5,384	5,384
Other, net	1,700	1,700	(2,259)	(2,259)
Changes in operating assets and liabilities	(21,284)	(18,824)	6,475	1,610

Net cash provided by operating activities	216,527	218,976	138,327	134,606

Investing activities:
Purchase of property and equipment	(137,027)	(139,476)	(99,839)	(101,118)
Additions to licensing costs and other intangible assets			(3,779)	(3,779)
Proceeds from sale of Croatian joint venture			69,630	69,630
International credit facility collateralization	(17,331)	(17,331)	(522)	(522)
Purchases of minority interests	(31,163)	(31,163)
Purchases of marketable securities	(34,121)	(34,121)
Other, net	1,996	1,996	(496)	(496)

Net cash used in investing activities	(217,646)	(220,095)	(35,006)	(36,285)

Financing activities:
Additions to long-term debt	1,312,998	1,312,998	139,504	139,504
Repayment of long-term debt	(1,284,054)	(1,284,054)	(55,960)	(55,960)
Debt refinancing costs	(12,268)	(12,268)
Dividends paid to minority partners	(4,410)	(4,410)
Decrease in checks drawn in excess of deposits				(3,873)
Issuance of common stock, net	2,470	2,470	437	437

Net cash provided by financing activities	14,736	14,736	83,981	80,108

Effect of exchange rate changes	(2,199)	(2,199)	2,967	2,967

Change in cash and cash equivalents	11,418	11,418	190,269	181,396
Cash and cash equivalents, beginning of period	128,597	128,597	62,429	81,005

Cash and cash equivalents, end of period	$140,015	$140,015	$252,698	$262,401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The following table sets forth certain financial data as it relates to our domestic operations:

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
				(As restated)
Revenues:
Subscriber revenues	$198,663	$173,886	$385,339	$336,253
Roamer revenues	53,758	54,704	101,795	102,883
Equipment sales	14,873	10,648	29,085	20,464
Other revenues	471	539	972	1,654

Total revenues	$267,765	$239,777	$517,191	$461,254
Operating expenses:
Cost of service	$45,659	$43,344	$88,646	$82,729
Cost of equipment sales	25,668	22,231	48,457	41,129
General and administrative	50,506	40,575	97,506	79,552
Sales and marketing	31,284	28,583	63,176	54,952
Depreciation, amortization and accretion	41,526	54,587	81,122	104,749
Asset dispositions				4,850

Total operating expenses	$194,643	$189,320	$378,907	$367,961
Adjusted EBITDA	$114,648	$105,044	$219,406	$202,892

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

      The asset dispositions loss for the six months ended June 30, 2003 resulted from recording a $4.9 million impairment charge related to the sale of our Arizona 6 RSA. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our Condensed Consolidated Statements of Operations and Comprehensive Income. This transaction closed during the third quarter of 2003.

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

      The following table sets forth certain financial data as it relates to our international operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)

	(As restated)		(As restated)
Revenues:
Subscriber revenues	$169,323	$90,017	$328,686	$160,974
Roamer revenues	9,058	9,486	24,702	23,385
Fixed line revenues	11,197	14,640	24,080	29,691
Equipment sales	5,006	2,585	11,325	5,812
Other revenues	3,143	2,727	6,002	5,290

Total revenues	$197,727	$119,455	$394,795	$225,152
Operating expenses:
Cost of service	$78,362	$60,843	$155,418	$115,465
Cost of equipment sales	17,676	14,893	42,551	28,656
General and administrative	24,102	21,636	49,476	40,764
Sales and marketing	28,685	22,268	60,428	43,363
Depreciation, amortization and accretion	21,377	17,500	41,075	33,570
Stock-based compensation, net	4,773		6,520

Total operating expenses	$174,975	$137,140	$355,468	$261,818
Adjusted EBITDA	$48,902	$(185)	$86,922	$(3,096)

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

International Revenues

      Total subscriber revenues increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to an increase in the number of average subscribers across most of our markets, increased ARPU, and the strengthening of the euro compared to the U.S. dollar. International ARPU was $40.51 and $41.48 for the three and six months ended June 30, 2004, respectively, compared to $34.52 and $32.65 for the same periods in 2003. Austrian ARPU was $53.32 and $55.70 for the three and six months ended June 30, 2004, respectively, compared to $48.40 and $45.45 for the same periods in 2003. The increases in total international and Austrian ARPU were mainly due to an increase in postpaid subscribers, primarily in Austria, who generally generate higher service revenue than prepaid subscribers and the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar accounted for $1.77 and $2.97 of the increase in international and Austrian ARPU, respectively, for the three month period ended June 30, 2004 and $3.09 and $5.13 of the increase in international and Austrian ARPU, respectively, for the six months ended June 30, 2004. We anticipate growth in subscriber revenues in 2004, as compared to 2003, exclusive of changes in currency exchange rates, due to anticipated continued year-over-year subscriber growth, primarily in Austria and Ireland, and modest growth in ARPU as a result of an increased number of postpaid subscribers.

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

      Total cost of service increased for the three and six months ended June 30, 2004 compared to the same periods in 2003. This was due primarily to a 60% and 61% increase in the number of average subscribers across all of our markets during the three and six months ended June 30, 2004, respectively. In addition, the euro strengthened compared to the U.S. dollar. Average monthly cost of service per average international subscriber declined to $18.75 and $19.62 for the three and six months ended June 30, 2004, respectively, compared to $23.33 and $23.42 for the same periods in 2003. Average monthly cost of service per average Austrian subscriber declined to $24.11 and $25.58 for the three and six months ended June 30, 2004, respectively, from $34.01 and $33.80 for the same periods in 2003. The decreases in total international and

Austrian average monthly cost of service per average subscriber were mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro partially offset efficiency increases and increased average monthly cost of service on a per average international subscriber basis by $1.26 and $2.36 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The strengthening of the euro partially offset efficiency increases and increased average monthly cost of service on a per average Austrian subscriber basis by $2.09 and $3.81 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. We expect cost of service dollars to continue to increase in 2004 compared to 2003 due to a growing subscriber base, but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.

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

      Total general and administrative expenses increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 due primarily to an increase in the number of average subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. General and administrative monthly cost per average international subscriber declined to $5.77 and $6.24 for the three and six months ended June 30, 2004, respectively, from $8.30 and $8.27 for the same periods in 2003. General and administrative monthly cost per average Austrian subscriber declined to $5.67 and $6.41 for the three and six months ended June 30, 2004, respectively, from $8.88 and $9.02 for the same periods in 2003. The decreases in total international and Austrian general and administrative monthly cost per average international and Austrian subscriber were mainly due to increased cost efficiencies resulting from a growing subscriber base, partially offset by the strengthening of the euro to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost by $0.36 and $0.54 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the three month period ended June 30, 2004 compared to the same period in 2003. The strengthening of the euro increased general and administrative monthly cost by $0.69 and $1.02 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the six month period ended June 30, 2004 compared to the same period in 2003. We expect total general and administrative dollars to continue to increase in 2004 compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies, related to a larger subscriber base.

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

International Adjusted EBITDA

      International Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved by $49.1 million and $90.0 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The year-over-year increases were mainly due to an increase in Austrian Adjusted EBITDA to $39.1 million and $74.2 million for the three and six months ended June 30, 2004, respectively, from $2.1 million and $5.5 million for the same periods in 2003. The increase in Austrian Adjusted EBITDA is due mainly to growth in postpaid subscribers. We expect international Adjusted EBITDA to continue to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$41,268	$30,824	$(30,733)	$41,359
Depreciation, amortization and accretion	41,526	4,700	16,677	62,903
Asset dispositions
Stock-based compensation, net		81	4,692	4,773
Interest and financing expense, net	18,502	2,477	14,561	35,540
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10,581)	1,065	(1,635)	(11,151)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			2,141	2,141
Provision for income taxes	7,673	1	4,051	11,725
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$114,648	$39,148	$9,754	$163,550

	Three Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$22,934	$(4,265)	$21,510	$40,179
Depreciation, amortization and accretion	54,587	2,722	14,778	$72,087
Asset dispositions
Stock-based compensation, net
Interest and financing expense, net	22,252	2,797	12,390	37,439
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(2,339)	805	(7,970)	(9,504)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(1,639)	(1,639)
Provision for income taxes	6,036	50	730	6,816
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$105,044	$2,109	$(2,294)	$104,859

	Six Months Ended June 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$80,631	$57,891	$(60,947)	$77,575
Depreciation, amortization and accretion	81,122	8,849	32,226	122,197
Asset dispositions
Stock-based compensation, net		228	6,292	6,520
Interest and financing expense, net	38,402	5,127	26,267	69,796
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10,733)	2,104	(3,322)	(11,951)
(Gain) loss on sale of joint venture
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			4,618	4,618
Provision for income taxes	13,724	2	7,587	21,313
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$219,406	$74,201	$12,721	$306,328

	Six Months Ended June 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$36,834	$(7,860)	$(12,077)	$16,897
Depreciation, amortization and accretion	104,749	5,210	28,360	138,319
Asset dispositions	4,850			4,850
Stock-based compensation, net
Interest and financing expense, net	46,032	5,306	24,580	75,918
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(4,352)	1,981	(5,052)	(7,423)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(4,018)	(4,018)
Provision for income taxes	12,016	102	1,423	13,541
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$202,892	$5,509	$(8,605)	$199,796

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

Consolidated Provision for Income Taxes

      The $4.9 million and $7.8 million increases in the provision for income taxes for the three and six months ended June 30, 2004, respectively, compared to the same periods a year ago was primarily due to an increase in income taxes payable related to our operations in Haiti and estimated alternative minimum tax expense for 2004.

Consolidated Net Income

      On a consolidated basis, our net income increased by $60.7 million for the six months ended June 30, 2004 compared to the same period in 2003 mainly due to increased Adjusted EBITDA in our domestic and international businesses (see “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”) coupled with lower depreciation and amortization expense in our domestic business. These improvements were partially offset by a loss on extinguishment of debt in 2004 and a gain on the sale of our Croatian joint venture in 2003. For the three months ended June 30, 2004, our net income increased $1.2 million compared to the same period in 2003. The increase was due to increased Adjusted EBITDA in our domestic and international business (see “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”) coupled with lower depreciation and amortization expense in our domestic business. These items were partially offset by the loss on extinguishment of debt in 2004 and a gain on the sale of our Croatian joint venture in 2003.

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

     Net cash provided by operating activities was $219.0 million for the six month period ended June 30, 2004 as compared to $134.6 million for the same period in 2003. The increase in net cash provided by operating activities was primarily a result of an improvement in net income to $77.6 million for the six months ended June 30, 2004 from $16.9 million for the six months ended June 30, 2003.

      Net cash used in investing activities was $220.1 million for the six month period ended June 30, 2004 as compared to $36.3 million for the same period in 2003. The year-over-year increase was primarily due to: (i) the purchase of an additional 17.87% ownership in Meteor in February of 2004; (ii) an increase in capital expenditures in our domestic business; (iii) the inclusion in the second quarter of 2003 of proceeds from the sale of our Croatian joint venture; and (iv) an increase in purchases of marketable securities during the six months ended June 30, 2004.

      Net cash provided by financing activities was $14.7 million for the six month period ended June 30, 2004 as compared to $80.1 million for the same period in 2003. The year-over-year decrease was primarily due to: (i) a reduction in net long-term debt borrowings; (ii) an increase in debt refinancing costs; and (iii) payment of a dividend to minority owners of WWI’s Haitian subsidiary.

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

Foreign Currency Risk

      Currently, 13% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $1.3 million decrease in income before provision for income taxes and cumulative change in accounting principle for the six months ended June 30, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

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

Overview

      As previously disclosed in a Current Report on Form 8-K which we filed on November 8, 2004 and as more fully described in Note 9 to the Condensed Consolidated Financial Statements, we have determined that certain direct labor costs associated with network construction at our international operations which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated and required correction. We also determined the cumulative impact of these corrections would have resulted in a material increase to our net income for the third quarter of 2004. The cause of this capitalization error was the inconsistent application of our corporate accounting policies at certain of our international operations. Accordingly, we have amended our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to make these and certain other corrections.

      Management also determined that the internal control deficiency that made these restatements necessary is indicative of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed this internal control deficiency with the Company’s audit committee; has discussed it with out independent registered public accounting firm, PricewaterhouseCoopers LLP; and has advised the Company’s audit committee that this deficiency is indicative of a material weakness in the Company’s internal control over financial reporting.

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