Form 10-Q
period 2004-09-30
WESTERN WIRELESS CORP
filed 2004-11-15
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of October 29, 2004

Class A Common Stock, no par value	93,177,491
Class B Common Stock, no par value	6,792,323

WESTERN WIRELESS CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2004

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (restated)	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2004 and 2003 (restated)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (restated)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	48
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
Signatures		52
Exhibit Index		53
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003

	(Unaudited)	(as restated —
		see note 9)
ASSETS
Current assets:
Cash and cash equivalents	$283,367	$128,597
Accounts receivable, net of allowance for doubtful accounts of $27,367 and $24,523, respectively	237,944	218,258
Inventory	32,223	30,182
Marketable securities	102,241	351
Prepaid expenses and other current assets	50,311	22,716

Total current assets	706,086	400,104
Property and equipment, net of accumulated depreciation of $1,107,765 and $936,567, respectively	976,407	914,499
Licensing costs and other intangible assets, net of accumulated amortization of $30,938 and $27,916, respectively	1,228,131	1,192,130
Investments in and advances to unconsolidated affiliates	8,716	9,353
Other assets	37,936	23,062

	$2,957,276	$2,539,148

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$71,592	$101,118
Accrued liabilities and other	258,050	203,835
Construction accounts payable	50,248	31,061
Current portion of long-term debt	150,504	47,318

Total current liabilities	530,394	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,092,417	2,172,893
Deferred income taxes	174,103	150,977
Other long-term liabilities	54,885	39,565

Total long-term liabilities	2,321,405	2,363,435

Minority interests in consolidated subsidiaries	23,858	23,202

Commitments and contingencies (Note 5)
Shareholders’ equity (deficiency):
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 93,158,991 and 84,663,930 shares issued and outstanding
Class B, 6,792,323 and 6,792,721 shares issued and outstanding	1,105,004	899,304
Deferred compensation	(28)	(112)
Accumulated other comprehensive loss	(7,638)	(6,360)
Deficit	(1,015,719)	(1,123,653)

Total shareholders’ equity (deficiency)	81,619	(230,821)

	$2,957,276	$2,539,148

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(As restated —		(As restated —
		see Note 9)		see Note 9)
Revenues:
Subscriber revenues	$396,185	$292,081	$1,110,210	$789,308
Roamer revenues	64,876	73,365	191,373	199,633
Fixed line revenues	10,679	13,686	34,759	43,377
Equipment sales	20,865	18,490	61,275	44,766
Other revenues	4,842	3,703	11,816	10,647

Total revenues	497,447	401,325	1,409,433	1,087,731

Operating expenses:
Cost of service (exclusive of depreciation, amortization and accretion included below)	131,285	109,003	375,349	307,197
Cost of equipment sales	46,459	41,528	137,467	111,313
General and administrative (exclusive of stock-based compensation, net of $4,810, $0, $11,330 and $0, respectively)	80,151	68,675	227,133	188,991
Sales and marketing	66,841	52,249	190,445	150,564
Depreciation, amortization and accretion	69,363	71,374	191,560	209,693
Asset dispositions				4,850
Stock-based compensation, net	4,810		11,330

Total operating expenses	398,909	342,829	1,133,284	972,608

Other income (expense):
Interest and financing expense, net	(35,019)	(43,221)	(104,815)	(119,139)
Loss on extinguishment of debt		(21,220)	(16,260)	(21,220)
Equity in net income of unconsolidated affiliates, net of tax	1,263	904	4,195	1,549
Gain on sale of Croatian joint venture				40,519
Realized loss on marketable securities	(10,974)	(3,766)	(10,974)	(3,890)
Realized gain (loss) on interest rate hedges	(2,668)	4,431	7,451	9,170
Other, net	(1,996)	(4,021)	(3,096)	(1,858)

Total other expense	(49,394)	(66,893)	(123,499)	(94,869)

Minority interests in net (income) loss of consolidated subsidiaries	(3,093)	135	(7,711)	4,153

Income (loss) before provision for income taxes and cumulative change in accounting principle	46,051	(8,262)	144,939	24,407
Provision for income taxes	(15,692)	(10,276)	(37,005)	(23,817)

Income (loss) before cumulative change in accounting principle	30,359	(18,538)	107,934	590
Cumulative change in accounting principle				(2,231)

Net income(loss)	$30,359	$(18,538)	$107,934	$(1,641)

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(As restated —		(As restated —
		see Note 9)		see Note 9)
Basic income (loss) per share:
Before cumulative change in accounting principle	$0.32	$(0.23)	$1.16	$0.01
Cumulative change in accounting principle				(0.03)

Basic income (loss) per share	$0.32	$(0.23)	$1.16	$(0.02)

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.30	$(0.23)	$1.09	$0.01
Cumulative change in accounting principle				(0.03)

Diluted income (loss) per share	$0.30	$(0.23)	$1.09	$(0.02)

Comprehensive income (loss):
Net income (loss)	$30,359	$(18,538)	$107,934	$(1,641)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	1,348	3,766	1,348	3,917
Unrealized holding income(loss)	(1,984)	548	(2,913)	2,440

Net unrealized income (loss) on marketable securities	(636)	4,314	(1,565)	6,357

Unrealized income (loss) on hedges:
Reclassification adjustment	302		(458)
Unrealized income (loss) on hedges	(4,754)	2,849	901	3,822

Net unrealized income (loss) on hedges	(4,452)	2,849	443	3,822

Foreign currency translation	2,658	(58)	(156)	1,707

Total comprehensive income (loss)	$27,929	$(11,433)	$106,656	$10,245

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

		(As restated —
		see Note 9)
Operating activities:
Net income (loss)	$107,934	$(1,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative change in accounting principle		2,231
Stock-based compensation, net	11,330
Gain on sale of Croatian joint venture		(40,519)
Realized loss on marketable securities	10,974	3,890
Depreciation, amortization and accretion	194,815	212,553
Deferred income taxes	23,126	21,520
Asset dispositions		4,850
Equity in net loss of unconsolidated affiliates, net of cash distributions received	906	2,153
Minority interests in net income (loss) of consolidated subsidiaries	7,711	(4,153)
Realized gain on interest rate hedges	(7,451)	(9,170)
Loss on extinguishment of debt	16,260	21,220
Non-cash interest	9,673	7,910
Other, net	4,001	5,700
Changes in operating assets and liabilities	(33,562)	12,058

Net cash provided by operating activities	345,717	238,602

Investing activities:
Purchase of property and equipment	(231,841)	(149,447)
Additions to licensing costs and other intangible assets	(4,711)	(747)
Proceeds from sale of Croatian joint venture		69,630
Proceeds from asset disposition		22,800
International credit facility collateralization	(23,875)	(522)
Purchases of minority interests	(33,143)
Purchases of marketable securities	(104,063)
Other, net	(106)	(1,887)

Net cash used in investing activities	(397,739)	(60,173)

Financing activities:
Additions to long-term debt	1,314,668	739,504
Repayment of long-term debt	(1,293,488)	(840,225)
Premium on retirement of debt		(10,133)
Debt refinancing costs	(12,636)	(28,155)
Dividends paid to minority partners	(4,410)
Decrease in checks drawn in excess of deposits		(13,576)
Issuance of common stock, net	203,358	877

Net cash provided by (used in) financing activities	207,492	(151,708)

Effect of exchange rate changes	(700)	4,093
Change in cash and cash equivalents	154,770	30,814
Cash and cash equivalents, beginning of period	128,597	81,005

Cash and cash equivalents, end of period	$283,367	$111,819

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:

      Western Wireless Corporation (“Western Wireless,” “the Company,” “we,” “our” and “us”) provides cellular communications services in the United States principally through the ownership and operation of cellular systems. We provide cellular operations primarily in rural areas in 19 western states under the CellularONE® and Western Wireless® brand names.

      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and equity investments, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries; Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana. WWI also has a non-controlling interest in Georgia.

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated September 30, 2004 and 2003 (as restated, see Note 9) are presented herein, and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K/A for the year ended December 31, 2003.

2.	Summary of Significant Accounting Policies:

Reclassifications:

      Certain amounts in prior year’s financial statements have been reclassified to conform to the 2004 presentation.

Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. All affiliate investments in which we have a non-controlling interest, but have significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of September 30, 2004, we consolidate six of WWI’s operating entities; Slovenia, Austria, Ireland, Bolivia, Haiti and Ghana.

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

Indefinite Life Intangible Assets:

      Our domestic Federal Communications Commission (“FCC”) licenses are considered to be indefinite life intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, indefinite life intangible assets are no longer amortized for book purposes but rather are assessed annually for impairment. During the third quarter of 2004, we completed our annual impairment assessment of our indefinite life intangible assets and determined that in aggregate they are not impaired. In our annual impairment assessment, fair value was determined using the

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted present value of expected future cash flows. Impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.

Derivative Financial Instruments:

      In January 2004, we entered into an interest rate swap with a notional value of $200 million to hedge the fair value of $200 million of our 9.250% Senior Notes due July 2013 (“2013 Notes”). The interest rate swap expires in July 2013 in conjunction with the maturity of the 2013 Notes. Semi-annually we will pay a floating rate of interest equal to the six month LIBOR plus a fixed margin of 4.3975% and receive fixed rate payments of 9.25% in return.

      The terms of the interest rate swap agreement and the 2013 Notes are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This interest rate swap agreement had no impact on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2004. The fair value of the interest rate swap at September 30, 2004 was a liability to us of $1.5 million with a corresponding amount classified as a reduction to long-term debt in our Condensed Consolidated Balance Sheets.

      In May 2004, we canceled interest rate swaps with an aggregate notional value of $200 million in conjunction with the refinancing of our credit facility (see Note 4). As a result of canceling these interest rate swaps, we recorded a $3.2 million loss which is included in the loss on extinguishment of debt on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The $3.2 million loss represents cash paid upon cancellation of the swaps and is also included as a component of debt refinancing costs in our Condensed Consolidated Statements of Cash Flows.

      The refinancing of our credit facility also resulted in certain of our interest rate hedges no longer qualifying for hedge accounting under SFAS No. 133. Accordingly, the unrealized gain was reclassified from unrealized gains on hedges to realized gains on hedges. As a result of this reclassification, we recognized a gain of $2.6 million for the nine months ended September 30, 2004, included in realized gain (loss) on interest rate hedges on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized gains on hedges are recorded by us as components of accumulated other comprehensive loss and comprehensive income (loss) in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.

Stock-Based Compensation Plans:

      As permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to continue to follow the intrinsic value method under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock-based compensation plans.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on our net income and basic and diluted income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
		(As restated —		(As restated —
		see Note 9)		see Note 9)
Net income (loss):
As reported	$30,359	$(18,538)	$107,934	$(1,641)
Add: stock-based compensation expense included in reported net income	4,810		11,330
Deduct: stock-based compensation expense determined under fair value method for all awards	(6,884)	(1,417)	(17,687)	(3,971)

Pro forma net income (loss)	$28,285	$(19,955)	$101,577	$(5,612)

Basic income (loss) per share:
As reported	$0.32	$(0.23)	$1.16	$(0.02)

Pro forma	$0.30	$(0.25)	$1.09	$(0.07)

Diluted income (loss) per share:
As reported	$0.30	$(0.23)	$1.09	$(0.02)

Pro forma	$0.28	$(0.25)	$1.03	$(0.07)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Nine Months
	Ended
	September 30,

	2004	2003

Weighted average risk free interest rate	4.1%	4.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.0%	75.0%
Expected lives (in years)	6.5	7.5

      The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Standards:

      In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), addressing the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The consensus reached states that an investment is impaired if the fair value of the investment is less than its cost and should be assessed for impairment in each reporting period. Additionally, an investment that is impaired should be deemed other-than-temporarily impaired unless a number of criteria are met.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure provisions in EITF No. 03-01 are effective for annual periods ending after December 15, 2003. In September 2004, the effective date of all other provisions in EITF No. 03-01 were delayed. The adoption of the disclosure provisions had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations. Comparative information is not required.

Stock Issuances:

      In July 2004, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of preferred stock or debt securities in an aggregate amount of up to $500 million. In August 2004, we utilized a portion of the Shelf Registration Statement to complete an equity offering of eight million shares of Class A common stock for net proceeds of approximately $200.8 million. We intend to use the net proceeds for general corporate purposes, to fund working capital requirements, for making capital expenditures and for potential acquisitions.

3.	Marketable Securities:

      Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities is summarized as follows:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Available-for-sale securities:
Aggregate fair value	$102,241	$351
Historical cost	104,106	651

Unrealized holding losses, net	$(1,865)	$(300)

      Our net unrealized holding losses are included as components of accumulated other comprehensive loss and comprehensive income (loss) in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. Realized gains and losses are determined on the basis of specific identification. For the three and nine months ended September 30, 2004, we realized a loss of $11.0 million due to an other-than-temporary impairment of our investments in equity securities in the telecommunications industry.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Long-Term Debt:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Credit Facility:
Revolvers		$350,000
Term Loans	$1,191,937	822,000
9.250% Senior Notes Due 2013	600,000	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000	115,000
tele.ring Term Loan	197,287	200,753
Slovenian Credit Facility	67,632	69,438
Bolivian Bridge Loan		34,700
Bolivian Credit Facility	50,000
Other	21,065	28,320

	2,242,921	2,220,211
Less current portion	(150,504)	(47,318)

	$2,092,417	$2,172,893

      The aggregate amounts of principal maturities as of September 30, 2004 are as follows (dollars in thousands):

Three months ending December 31, 2004	$8,894
Year ending December 31,
2005	156,506
2006	199,408
2007	69,847
2008	83,027
Thereafter	1,725,239

$2,242,921

Credit Facility:

      At December 31, 2003, we had a $1.55 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $350 million term loan; (ii) a $500 million term loan; and (iii) two $350 million revolving loans.

      On May 28, 2004 (the “Agreement Date”), we refinanced the Credit Facility with a new credit facility (the “New Credit Facility”). The aggregate amount available under the New Credit Facility is $1.50 billion consisting of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (the “Revolving Credit Facility”). Proceeds from the New Credit Facility were used to repay $1.2 billion outstanding under the Credit Facility. At September 30, 2004, the term loans were fully drawn and we had $300 million available to borrow under the Revolving Credit Facility. For the nine months ended September 30, 2004, we recognized a $16.3 million aggregate loss on the extinguishment of debt related to the write-off of deferred financing costs and cancellation of certain related interest rate swaps relating to the refinancing of the Credit Facility.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of Term Loan A, we are required to make quarterly payments on the outstanding principal beginning September 30, 2004. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full in May 2010. Under the terms of Term Loan B, we are required to make small quarterly payments on the outstanding principal balance beginning September 30, 2004, with the remainder of the balance being paid in four equal quarterly payments starting September 30, 2010 and ending in May 2011. Under the terms of the Revolving Credit Facility, any outstanding principal balance is payable in full in May 2010. Principal payments required under the New Credit Facility for the remainder of 2004 are $8.1 million.

      The terms of the New Credit Facility contain certain covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. Subject to our leverage ratio at the time, the New Credit Facility may require us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt after the Agreement Date and from excess cash flow beginning with the fiscal year ended December 31, 2004. We are also required to make prepayments from the proceeds of certain asset dispositions. We estimate that we will be required to make a prepayment from excess cash flow of approximately $41 million in April 2005. Accordingly, this amount is classified in the current portion of long-term debt on our Condensed Consolidated Balance Sheet as of September 30, 2004. The New Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $250 million through December 31, 2004 and $200 million thereafter (so long as in each case $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of stock of Western Wireless or the sale of any WWI stock or assets, subject to certain conditions. Currently we are able to invest over $300 million in our international subsidiaries based on activity since the Agreement Date. The New Credit Facility also limits payments of dividends or other distributions to $200 million (so long as $100 million is available under the Revolving Credit Facility), subject to certain conditions. However, the New Credit Facility allows for unlimited payments of dividends and other distributions (so long as $100 million is available under the Revolving Credit Facility) if our leverage ratio (as defined in the agreement) is below a specified threshold. Substantially all of our domestic assets are pledged as collateral for the New Credit Facility.

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

      The New Credit Facility requires us to enter into interest rate hedge agreements to manage our interest rate exposure under the New Credit Facility. At September 30, 2004, we had interest rate caps, swaps and collars hedging the New Credit Facility with a total notional amount of $1.0 billion. Generally, these instruments have initial terms ranging from one to five years and effectively convert variable rate debt to fixed rate.

tele.ring Term Loan:

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”). In October 2004, tele.ring received a letter from Vodafone alleging that

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tele.ring breached certain of its obligations under the tele.ring Term Loan. In the letter, Vodafone is also alleging that it has the right to accelerate the maturity of the loan and cause it to become immediately due and payable. Vodafone and tele.ring have agreed to utilize the dispute resolution procedures in the tele.ring Term Loan to resolve this claim. tele.ring believes that this claim is without merit and is contesting this claim vigorously. As a result, we have continued to classify the portion of the tele.ring Term Loan due after September 30, 2005, and accrued interest, of $142.9 million as long-term debt.

Bolivian Credit Facility:

      In May 2004, NuevaTel S.A. (“NuevaTel”), a subsidiary of WWI, finalized the terms of a credit facility agreement (the “Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The entire commitment of $50 million was drawn in one tranche, of which $34.7 million was utilized to repay the principal amount of NuevaTel’s bridge loan. The remaining Bolivian Credit Facility proceeds will provide funding for the expansion of NuevaTel’s network in Bolivia. Under the terms of the Bolivian Credit Facility, all outstanding principal is required to be repaid in predetermined quarterly installments beginning on July 15, 2006 and ending on April 15, 2014. Interest will accrue at 8.74% per annum and is required to be paid on a quarterly basis.

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

      At September 30, 2004, the outstanding amount of principal and interest under the Bolivian Credit Facility was $50.0 million and $0.9 million, respectively, and the facility was fully drawn.

5.     Commitments and Contingencies:

Purchase Commitments:

      In September 2004, tele.ring entered into a contract with Alcatel Austria AG for equipment related to the buildout of its Universal Mobile Telecommunications System network in accordance with its licensing requirements. Under the contract, tele.ring has a minimum purchase obligation of approximately $30.0 million to be fulfilled by 2006.

International Contingencies:

Haiti:

      In accordance with the Rights Agreements entered into in September 1998 by a wholly-owned subsidiary of WWI with two of the shareholders of Communication Cellulaire d’ Haiti, S.A. (“COMCEL”), WWI’s Haitian subsidiary, these two minority shareholders had the right to elect that WWI’s wholly-owned subsidiary purchase all of their shares at fair market value, as defined in the agreements, within the 30 day period after COMCEL’s issuance of its December 31, 2003 financial statements. The 30 day period expired in April 2004, and the two minority shareholders elected not to exercise their purchase option.

      In February 2004, rebels in opposition to President Jean-Bertrand Aristide gained control of several of Haiti’s key cities ultimately resulting in Aristide’s resignation. In March 2004, a multinational peacekeeping

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

force, including U.S. Marines, arrived in Haiti to secure key areas and restore order in the country. COMCEL’s network remained operational during this period of civil unrest with the exception of temporary interruption in communications services to some parts of the country. COMCEL’s operations were back to normal throughout the second and third quarters of 2004.

      In October 2004, new violence was initiated by supporters of exiled President Jean-Bertrand Aristide targeting the general public in Port-Au-Prince. COMCEL’s network remains operational during this period of civil unrest but our retail facilities in the affected areas of the capital continue to experience intermittent closures. We are unsure what the long-term effects of the recent unrest in Haiti will have on our Haitian business, if any.

Ghana:

      Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and buildout requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been suspended. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these buildout requirements. During the course of settlement negotiations, the Government of Ghana (“GoG”) has proposed reducing the fine to $25 million. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection. We do not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. If we are unable to reach an agreement with the GoG, we may be required to impair our investment in Westel. As such, this asset is evaluated for impairment on an ongoing basis.

      In September 2004, WWI filed an expropriation claim against the GoG. WWI is seeking $152 million as compensation for the expropriation, by reason of failure to allocate spectrum, of WWI’s investment in Westel by the GoG acting primarily through the Ministry of Communications and the NCA. WWC’s net investment in Westel at September 30, 2004 was approximately $4.9 million.

Slovenia:

      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of other networks, including our Slovenian operating company, Western Wireless International d.o.o. (“Vega”). As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe these pricing practices are anticompetitive and violate the laws of Slovenia and the European Union, including Articles 5 and 10 of the Slovenian Prevention of the Restriction of Competition, Articles 75 and 77 of the Slovenian Telecommunications Act, and Article 82 of the EC Treaty to the European Commission. We have previously filed claims with Slovenia’s National Telecommunications Regulatory Authority and Competition Protection Office and continue to actively pursue several other avenues to bring about regulatory relief, some of which may include legal action. We have served a demand for compensation on the government of Slovenia in the amount 174 million euro for damages arising from the government’s failure to regulate this market, as well as demanding immediate correction of the anti-competitive behavior of the state-owned operator. If there is no response to this demand we expect to file a lawsuit in the courts of Slovenia with uncertainty as to the outcome and timing thereof. If regulatory or legal relief is not obtained or there is an extended delay before regulatory relief is obtained such that our estimates of our future cash flows would change, we may be required to impair our investment in our Slovenian operating company. As such, we assess the situation in Slovenia on an ongoing basis to determine whether there have been any changes in facts or circumstances which may require us to perform an impairment analysis pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS No. 144”), which requires recognition of an impairment loss if the carrying amount of a long-lived asset or group of long-lived assets exceeds the undiscounted cash flows associated with the asset or asset group. Pursuant to SFAS No. 144, we have conducted an impairment analysis of the long-lived assets in our Slovenian operating company as of September 30, 2004, and believe that no impairment loss is required as the carrying amount of these long-lived assets did not exceed the estimated undiscounted future cash flows associated with these assets. In performing our impairment analysis, we considered the likelihood and timing of regulatory relief and the related impacts on subscriber growth and capital expenditures. We believe with Slovenia’s entry into the European Union, regulatory relief is likely. At September 30, 2004, the long-lived assets in our Slovenian operating company had a net book value of approximately $89 million, of which, approximately 75% represents property and equipment, with the remaining approximately 25% representing licensing costs and other intangible assets.

6.     Income (Loss) Per Common Share:

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

      In net income periods, certain options remain anti-dilutive because the option exercise price is above the average market price of our outstanding shares for the period. For the nine months ended September 30, 2004 and 2003, weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 748,000 and 799,000 respectively. For the three months ended September 30, 2004 and 2003, weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 727,000 and 2,775,000 respectively. Weighted average shares issuable upon the assumed conversion of the 4.625% Convertible Subordinated Notes due 2023 (“2023 Notes”), which were excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2003, because they were anti-dilutive, were 7,440,000 and 3,053,000, respectively. Stock option exercises and the conversion of all or a portion of the 2023 Notes could potentially dilute basic income per share in the future.

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except for per share data)
		(As		(As
		restated —		restated —
		see Note 9)		see Note 9)
Basic income per share computation:
Numerator:
Income (loss) before cumulative change in accounting principle	$30,359	$(18,538)	$107,934	$590
Cumulative change in accounting principle				(2,231)

Net income (loss) — basic	$30,359	$(18,538)	$107,934	$(1,641)

Denominator:
Weighted average common shares outstanding	94,982,000	79,313,000	92,863,000	79,266,000

Basic income (loss) per share:
Before cumulative change in accounting principle	$0.32	$(0.23)	$1.16	$0.01
Cumulative change in accounting principle				(0.03)

Basic income (loss) per share	$0.32	$(0.23)	$1.16	$(0.02)

Diluted income per share computation:
Numerator:
Income (loss) before cumulative change in accounting principle	$30,359	$(18,538)	$107,934	$590
Add back interest and financing expense on convertible subordinated notes	1,376		4,131

Adjusted income (loss) before cumulative change in accounting principle	31,735	(18,538)	112,065	590
Cumulative change in accounting principle				(2,231)

Adjusted net income (loss)	$31,735	$(18,538)	$112,065	$(1,641)

Denominator:
Weighted average common shares outstanding	94,982,000	79,313,000	92,863,000	79,266,000
Assumed exercise of stock options	2,231,000		2,257,000	1,221,000
Assumed exercise of convertible subordinated notes	7,440,000		7,440,000

Diluted weighted average share outstanding	104,653,000	79,313,000	102,560,000	80,487,000

Diluted income (loss) per share:
Before cumulative change in accounting principle	$0.30	$(0.23)	$1.09	$0.01
Cumulative change in accounting principle				(0.03)

Diluted income (loss) per share	$0.30	$(0.23)	$1.09	$(0.02)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Acquisitions, Dispositions and Discontinued Operations:

PCS Licenses Acquisitions:

      In May 2003, we entered into an agreement with T-Mobile USA, Inc (“TMO”) under which we purchased, for a nominal amount of cash, certain domestic personal communications services (“PCS”) licenses and agreed to provide discounted Global System for Mobile Communications (“GSM”) roaming services through 2013. During 2003 and the first six months of 2004, we completed buildout commitments and received Federal Communications Commission (“FCC”) approval for the transfer of the first 5 MHz of these licenses.

      In September 2004, we completed our remaining buildout commitments with TMO and received an incremental 5 MHz of PCS licenses in some of the same markets as the initial 5 MHz acquired in 2003. The incremental acquired licenses and related microwave clearing costs were recorded at their fair value of $13.9 million. In aggregate, we have recorded licenses and related microwave clearing costs of $41.3 million associated with the acquisition of the TMO licenses. In addition, we recorded deferred revenues which will be amortized through 2013 with the related GSM minutes of use.

      In August 2004, we purchased from WirelessCo, L.P. (“Sprint PCS”), for a nominal amount of cash, certain domestic FCC licenses to expand our wireless network in Montana. In conjunction with the license purchase, we have agreed to provide roaming services and to meet certain buildout commitments for Sprint PCS. Sprint PCS has agreed to prefer our Montana network for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009.

      In July 2004, we entered into purchase agreements to purchase 10 MHz domestic PCS licenses in South Dakota, North Dakota, Kansas and Minnesota along with cell sites and equipment for $5.0 million. We closed on these licenses in October of 2004.

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

Austria:

      In January 2004, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from an officer of the same subsidiary for approximately $1.0 million. The acquisition was in accordance with a put agreement entered into between the subsidiary and the officer in the fourth quarter of 2001. The officer still holds 0.25% ownership under the terms of the agreement and retains a put on such interest.

8.     Operating Segments and Related Information:

      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist mainly of consolidated subsidiaries around the world. Our Chief Executive Officer acts as our Chief Operating Decision Maker and evaluates international operations on a country by country basis. Accordingly, our reportable operating segments include domestic operations, Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and Haiti are aggregated into “all other international” as

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) based on their relative size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131.

      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment mainly provides wireless services.

      The table below summarizes financial results for each segment:

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Three months ended September 30, 2004
Total revenues	$276,069	$152,017	$69,361	$497,447
Depreciation, amortization and accretion	44,001	5,587	19,775	69,363
Interest and financing expense, net	17,201	2,443	15,375	35,019
Adjusted EBITDA(1)	114,883	45,328	12,500	172,711
Total capital expenditures	55,580	9,849	26,936	92,365
Nine months ended September 30, 2004
Total revenues	$793,260	$435,870	$180,303	$1,409,433
Depreciation, amortization and accretion	125,123	14,436	52,001	191,560
Interest and financing expense, net	55,603	7,570	41,642	104,815
Adjusted EBITDA(1)	334,289	119,529	25,221	479,039
Total capital expenditures	150,296	33,509	48,036	231,841
At September 30, 2004
Total assets	$2,119,358	$323,273	$514,645	$2,957,276

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)

	(As restated — see Note 9)
Three months ended September 30, 2003
Total revenues	$260,572	$97,860	$42,893	$401,325
Depreciation, amortization and accretion	53,506	2,829	15,039	71,374
Interest and financing expense, net	28,801	2,445	11,975	43,221
Adjusted EBITDA(1)	112,556	14,259	3,055	129,870
Total capital expenditures	37,737	2,972	7,620	48,329
Nine months ended September 30, 2003
Total revenues	$721,826	$253,864	$112,041	$1,087,731
Depreciation, amortization and accretion	158,255	8,039	43,399	209,693
Asset dispositions	4,850			4,850
Interest and financing expense, net	74,833	7,751	36,555	119,139
Adjusted EBITDA(1)	315,448	19,768	(5,550)	329,666
Total capital expenditures	102,042	20,615	26,790	149,447
At September 30, 2003
Total assets	$1,775,941	$201,034	$416,814	$2,393,789

(1) Adjusted EBITDA:

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) realized loss on marketable securities; (vii) realized (gain) loss on interest rate hedges; (viii) loss on extinguishment of debt; (ix) minority interests in net (income) loss of consolidated subsidiaries; (x) discontinued operations; and (xi) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended September 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Net income (loss)	$28,379	$36,261	$(34,281)	$30,359
Depreciation, amortization and accretion	44,001	5,587	19,775	69,363
Asset dispositions
Stock-based compensation, net			4,810	4,810
Interest and financing expense, net	17,201	2,443	15,375	35,019
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	979	1,036	(1,282)	733
(Gain) loss on sale of joint venture
Realized loss on marketable securities	10,974			10,974
Realized (gain) loss on interest rate hedges	1,825		843	2,668
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			3,093	3,093
Provision for income taxes	11,524	1	4,167	15,692
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA(1)	$114,883	$45,328	$12,500	$172,711

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
	(As restated — see Note 9)
Net income (loss)	$4,510	$7,825	$(30,873)	$(18,538)
Depreciation, amortization and accretion	53,506	2,829	15,039	71,374
Asset dispositions
Stock-based compensation, net
Interest and financing expense, net	28,801	2,445	11,975	43,221
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10)	1,107	2,020	3,117
(Gain) loss on sale of joint venture
Realized loss on marketable securities	3,766			3,766
Realized (gain) loss on interest rate hedges	(4,431)			(4,431)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net (income) loss of consolidated subsidiaries			(135)	(135)
Provision for income taxes	9,504	53	719	10,276
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA(1)	$112,556	$14,259	$3,055	$129,870

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
Net income (loss)	$109,010	$94,152	$(95,228)	$107,934
Depreciation, amortization and accretion	125,123	14,436	52,001	191,560
Asset dispositions
Stock-based compensation, net		228	11,102	11,330
Interest and financing expense, net	55,603	7,570	41,642	104,815
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	1,027	3,140	(5,266)	(1,099)
(Gain) loss on sale of joint venture
Realized loss on marketable securities	10,974			10,974
Realized (gain) loss on interest rate hedges	(8,956)		1,505	(7,451)
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			7,711	7,711
Provision for income taxes	25,248	3	11,754	37,005
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA(1)	$334,289	$119,529	$25,221	$479,039

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International(2)	Consolidated

	(Dollars in thousands)
	(As restated see Note 9)
Net income (loss)	$41,344	$(35)	$(42,950)	$(1,641)
Depreciation, amortization and accretion	158,255	8,039	43,399	209,693
Asset dispositions	4,850			4,850
Stock-based compensation, net
Interest and financing expense, net	74,833	7,751	36,555	119,139
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	253	3,088	(3,032)	309
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Realized loss on marketable securities	3,890			3,890
Realized (gain) loss on interest rate hedges	(9,170)			(9,170)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net (income) loss of consolidated subsidiaries			(4,153)	(4,153)
Provision for income taxes	21,520	155	2,142	23,817
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA(1)	$315,448	$19,768	$(5,550)	$329,666

(2) Revenues and Long-Lived Assets by Geographic Area:

      Within the all other international segment, revenues for the country of Ireland were $29.9 million and $17.6 million for the three months ended September 30, 2004 and 2003, respectively, and $77.6 million and $47.3 million for the nine months ended September 30, 2004 and 2003, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $166.5 million and $142.3 million at September 30, 2004 and 2003, respectively.

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands):

      The following tables summarize the effects of this restatement on our Condensed Consolidated Financial Statements:

	December 31,	December 31,
	2003	2003

	(As originally	(As restated)
	reported)
ASSETS
Current assets:
Cash and cash equivalents	$128,597	$128,597
Accounts receivable, net of allowance for doubtful accounts	215,813	218,258
Inventory	30,182	30,182
Marketable securities	351	351
Prepaid expenses and other current assets	22,716	22,716

Total current assets	397,659	400,104
Property and equipment, net of accumulated depreciation	901,866	914,499
Licensing costs and other intangible assets, net of accumulated amortization	1,189,744	1,192,130
Investments in and advances to unconsolidated affiliates	9,353	9,353
Other assets	23,062	23,062

	$2,521,684	$2,539,148

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$100,651	$101,118
Accrued liabilities and other	203,753	203,835
Construction accounts payable	31,061	31,061
Current portion of long-term debt	47,318	47,318

Total current liabilities	382,783	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,172,893	2,172,893
Deferred income taxes	150,977	150,977
Other long-term liabilities	39,565	39,565

Total long-term liabilities	2,363,435	2,363,435

Minority interests in consolidated subsidiaries	22,083	23,202

Commitments and contingencies
Net capital deficiency:
Common stock, no par value	899,304	899,304
Deferred compensation	(112)	(112)
Accumulated other comprehensive loss	(16,514)	(6,360)
Deficit	(1,129,295)	(1,123,653)

Total net capital deficiency	(246,617)	(230,821)

	$2,521,684	$2,539,148

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (Dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2003	2003	2003

	(As originally	(As restated)	(As originally	(As restated)
	reported)		reported)
Revenues:
Subscriber revenues	$294,397	$292,081	$791,624	$789,308
Roamer revenues	73,365	73,365	199,633	199,633
Fixed line revenues	13,686	13,686	43,377	43,377
Equipment sales	16,174	18,490	42,450	44,766
Other revenues	3,703	3,703	10,647	10,647

Total revenues	401,325	401,325	1,087,731	1,087,731

Operating expenses:
Cost of service (exclusive of depreciation, amortization and accretion included below)	109,501	109,003	308,982	307,197
Cost of equipment sales	41,528	41,528	111,313	111,313
General and administrative	68,675	68,675	188,991	188,991
Sales and marketing	52,249	52,249	150,564	150,564
Depreciation, amortization and accretion	70,889	71,374	208,312	209,693
Asset dispositions			7,640	4,850
Stock-based compensation, net

Total operating expenses	342,842	342,829	975,802	972,608

Other income (expense):
Interest and financing expense, net	(43,221)	(43,221)	(119,139)	(119,139)
Loss on extinguishment of debt	(21,220)	(21,220)	(21,220)	(21,220)
Equity in net income of unconsolidated affiliates, net of tax	904	904	1,549	1,549
Gain on sale of Croatian joint venture			40,519	40,519
Realized loss on marketable securities	(3,766)	(3,766)	(3,890)	(3,890)
Realized gain (loss) on interest rate hedges	4,431	4,431	9,170	9,170
Other, net	(4,021)	(4,021)	(1,858)	(1,858)

Total other expense	(66,893)	(66,893)	(94,869)	(94,869)

Minority interests in net (income) loss of consolidated subsidiaries	153	135	4,196	4,153

Income (loss) before provision for income taxes and cumulative change in accounting principle	(8,257)	(8,262)	21,256	24,407
Provision for income taxes	(10,212)	(10,276)	(21,447)	(23,817)

Income (loss) before cumulative change in accounting principle	(18,469)	(18,538)	(191)	590
Cumulative change in accounting principle			(2,231)	(2,231)

Net income(loss)	$(18,469)	$(18,538)	$(2,422)	$(1,641)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS) — (Continued) (Dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2003	2003	2003

	(As originally	(As restated)	(As originally	(As restated)
	reported)		reported)
Basic income (loss) per share:
Before cumulative change in accounting principle	$(0.23)	$(0.23)	$(0.00)	$0.01
Cumulative change in accounting principle			(0.03)	(0.03)

Basic income (loss) per share	$(0.23)	$(0.23)	(0.03)	$(0.02)

Diluted income (loss) per share:
Before cumulative change in accounting principle	$(0.23)	$(0.23)	$(0.00)	$0.01
Cumulative change in accounting principle			(0.03)	(0.03)

Diluted income (loss) per share	$(0.23)	$(0.23)	(0.03)	$(0.02)

Comprehensive income (loss):
Net income (loss)	$(18,469)	$(18,538)	$(2,422)	$(1,641)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	3,766	3,766	3,917	3,917
Unrealized holding income(loss)	548	548	2,440	2,440

Net unrealized income (loss) on marketable securities	4,314	4,314	6,357	6,357

Unrealized income (loss) on hedges:
Reclassification adjustment
Unrealized income (loss) on hedges	2,849	2,849	3,822	3,822

Net unrealized income (loss) on hedges	2,849	2,849	3,822	3,822

Foreign currency translation	(148)	(58)	800	1,707

Total comprehensive income (loss)	$(11,454)	$(11,433)	$8,557	$10,245

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands):

	Nine Months Ended
	September 30,

	2003	2003

	(As originally	(As
	reported)	restated)
Operating activities:
Net income (loss)	$(2,422)	$(1,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative change in accounting principle	2,231	2,231
Gain on sale of Croatian joint venture	(40,519)	(40,519)
Realized loss on marketable securities	3,890	3,890
Depreciation, amortization and accretion	211,166	212,553
Deferred income taxes	19,349	21,520
Asset dispositions	7,640	4,850
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	2,153	2,153
Minority interests in net income (loss) of consolidated subsidiaries	(4,196)	(4,153)
Realized gain on interest rate hedges	(9,170)	(9,170)
Loss on extinguishment of debt	21,220	21,220
Non-cash interest	7,910	7,910
Other, net	5,700	5,700
Changes in operating assets and liabilities	21,609	12,058

Net cash provided by operating activities	246,561	238,602

Investing activities:
Purchase of property and equipment	(147,656)	(149,447)
Additions to licensing costs and other intangible assets	(5,497)	(747)
Proceeds from sale of Croatian joint venture	69,630	69,630
Proceeds from asset disposition	22,800	22,800
International credit facility collateralization	(522)	(522)
Other, net	(1,887)	(1,887)

Net cash used in investing activities	(63,132)	(60,173)

Financing activities:
Additions to long-term debt	739,504	739,504
Repayment of long-term debt	(840,225)	(840,225)
Premium on retirement of debt	(10,133)	(10,133)
Debt refinancing costs	(28,155)	(28,155)
Decrease in checks drawn in excess of deposits		(13,576)
Issuance of common stock, net	877	877

Net cash provided by (used in) financing activities	(138,132)	(151,708)

WESTERN WIRELESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued) (Dollars in thousands):

	Nine Months Ended
	September 30,

	2003	2003

	(As originally	(As
	reported)	restated)
Effect of exchange rate changes	4,093	4,093
Change in cash and cash equivalents	49,390	30,814
Cash and cash equivalents, beginning of period	62,429	81,005

Cash and cash equivalents, end of period	$111,819	$111,819

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are not based on historical fact, including without limitation, statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations, including wireless number portability; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” contained in our Annual Report on Form 10-K/ A for the year ended December 31, 2003 and in our public offering prospectuses.

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

      The following discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other financial information included herein and in our Annual Report on Form 10-K/A for the year ended December 31, 2003. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of these restatements for the three and nine months ended September 30, 2003.

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

Results of Domestic Operations for the Three and Nine Months Ended September 30, 2004 and 2003

      We had 1,358,800 domestic subscribers at September 30, 2004, representing an approximate increase of 3% and 5%, compared to June 30, 2004 and December 31, 2003, respectively. We had 1,246,100 domestic subscribers at September 30, 2003, representing an approximate increase of 1% and 4% compared to June 30, 2003 and December 31, 2002, respectively. Approximately 6% and 4% of our domestic subscribers were with a mobile virtual network operator, formerly referred to as a reseller, at September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003, prepaid subscribers represented less than 1% of our subscriber base. Beginning with the third quarter of 2004, we are including prepaid subscribers in our customer base. The inclusion of prepaid subscribers in our customer base recognizes 6,200 prepaid subscribers that we served at June 30, 2004 but had not previously included in our reported customer base.

      The following table sets forth certain financial data as it relates to our domestic operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
		(As restated)		(As restated)
Revenues:
Subscriber revenues	$206,313	$186,353	$591,652	$522,606
Roamer revenues	53,103	61,107	154,898	163,990
Equipment sales	16,180	12,549	45,265	33,013
Other revenues	473	563	1,445	2,217

Total revenues	$276,069	$260,572	$793,260	$721,826
Operating expenses:
Cost of service	$46,003	$44,495	$134,649	$127,224
Cost of equipment sales	26,050	24,110	74,507	65,239
General and administrative	53,186	48,404	150,692	127,956
Sales and marketing	35,947	31,007	99,123	85,959
Depreciation, amortization and accretion	44,001	53,506	125,123	158,255
Asset dispositions				4,850

Total operating expenses	$205,187	$201,522	$584,094	$569,483
Adjusted EBITDA	$114,883	$112,556	$334,289	$315,448

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

Domestic Revenues

      The increase in subscriber revenues for the three months ended September 30, 2004 compared to the same period in 2003 was primarily due to a growth in year-over-year subscribers coupled with an increase in average monthly revenue per subscriber (defined as subscriber revenues for the period divided by average subscribers for the period and dividing that result by the number of months in the period) (“ARPU”). ARPU was $51.27 for the three months ended September 30, 2004 compared to $50.15 for the same period in 2003. The increase in ARPU during the three months ended September 30, 2004 compared to the same period in 2003 was due primarily to an increase in federal universal service fund payments (“USF Support Payments”). The increase in subscriber revenues for the nine months ended September 30, 2004 compared to the same period in 2003 was partly due to an increase in ARPU and partly due to a growth in year-over-year subscribers. ARPU was $49.63 for the nine months ended September 30, 2004, an increase from $47.52 for the same period in 2003. The increase in ARPU for the nine months ended September 30, 2004 compared to the same period in 2003 was due primarily to: (i) the inclusion in subscriber revenue of amounts collected from customers for federal and state universal service fund assessments (“USF Assessment Revenue”) beginning in the third quarter of 2003, which contributed $1.09 to the increase in ARPU; and (ii) a regulatory charge to our subscribers beginning in May 2003, which is intended to recover the cost of certain unfunded government mandates such as wireless number portability and enhanced 911, which contributed $0.98 to the increase in ARPU. We expect factors such as the inclusion of a full year of subscriber collections for state and federal USF Assessment Revenue along with an increase in our regulatory charge, implemented in early 2004, and a year-over-year increase in USF Assessment Revenue to provide for an overall higher ARPU in 2004 as compared to 2003.

      The decrease in roamer revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was due to lower per minute roaming revenue, partially offset by an increase in roamer minutes of use (“MOUs”). During the three months ended September 30, 2004, a $17.9 million decrease related to lower per minute roaming revenue was partially offset by an increase of $9.8 million related to increased roamer MOUs when compared to the same period in 2003. During the nine months ended September 30, 2004, a $35.6 million decrease related to lower per minute roaming revenue was partially offset by an increase of $26.5 million related to increased roamer MOUs when compared to the same period in 2003. The increase in roaming traffic is due to the launching of GSM roaming services in late 2003 along with an increase in CDMA roamer minutes of use. The lower revenue per minute was primarily the result of scheduled rate decreases charged between carriers coupled with a new lower contracted TDMA roaming rate with AT&T Wireless Services, Inc. (“AT&T Wireless”), our largest roaming partner, that became effective July 2004.

      In July 2004, we amended our TDMA roaming agreement with AT&T Wireless to provide that AT&T Wireless will continue to prefer our network in a significant majority of our markets for TDMA roaming services in exchange for a lower per minute rate. In October, 2004 AT&T Wireless was acquired by Cingular. Our roaming agreements with AT&T Wireless will continue to remain in effect for former AT&T Wireless customers until June, 2006. Further, the rates contained in our TDMA roaming agreements are substantially the same for AT&T Wireless and Cingular. Our roaming agreement with Cingular expires in March 2008. Currently, we are still unsure of the impact that the AT&T Wireless and Cingular merger will have on our roaming traffic, if any. In August 2004, we purchased from WirelessCo, L.P. (“Sprint PCS”) for a nominal amount of cash, certain domestic FCC licenses to expand our wireless network in Montana. In conjunction with the license purchase, we have agreed to provide roaming services and to meet certain build out commitments for Sprint PCS. Sprint PCS has agreed to prefer our Montana network for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009. For 2004, we believe the recent contractual rate reductions in the AT&T Wireless TDMA roaming agreement and similar rate reductions in certain other long-term roaming agreements will be mostly offset by growth in minutes with GSM and CDMA roaming partners.

      The increase in equipment sales for the three and nine months ended September 30, 2004 compared to the same periods ended September 30, 2003 was due to an increase in the number of handsets sold coupled with an increase in the average revenue per handset sold. The increase in the volume of handsets sold is mainly due to an increase in gross subscriber additions. The increase in the average revenue per handset sold was partly due to increases in activation fees and partly due to selling more handsets that support new features in our “Hello2Pix,” “Hello2Txt” and “Hello2Web” offerings. These handsets typically have a higher selling price. We expect these factors to continue through the end of the year resulting in equipment revenue being higher for 2004 as compared to 2003.

Domestic Operating Expenses

      The increase in cost of service for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was due to an increase in the volume of subscriber and roamer MOUs partially offset by a decrease in costs per MOU. Cost of service per MOU decreased to $0.018 per MOU for the three months ended September 30, 2004 compared to $0.021 per MOU for the same period last year. Cost of service per MOU decreased to $0.018 per MOU for the nine months ended September 30, 2004 compared to $0.022 per MOU for the same period in 2003. The decreases in cost of service per MOU were primarily attributable to a decrease in interconnection costs on an overall and a per minute basis. In addition, we experienced decreased per minute off-network roaming costs for our customers as a result of lower contractual rates. We expect total cost of service to continue to increase in 2004 as compared to 2003 due to the addition of fixed costs to support our new GSM roaming agreements and increased costs to support the growth of MOUs on our network. We expect cost of service per MOU to continue to gradually decline in 2004 as compared to 2003.

      Cost of equipment sales increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The increases were the result of an increase in the volume of handsets sold and an increase in the average per unit cost of handsets sold. The increase in the volume of handsets sold is due to an increase in gross subscriber additions. The increase in the average per unit cost year-over-year is due to the increased technological requirements to support new features in our “Hello2Pix,” “Hello2Txt” and “Hello2Web” offerings. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.

      General and administrative costs increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 due to increased costs to support a growing subscriber base along with an increase in the general and administrative monthly cost per average subscriber (calculated as general and administrative costs divided by average subscribers for the period and dividing that result by the number of months in the period). Our general and administrative monthly cost per average subscriber increased to $13.22 and $12.64 for the three and nine months ended September 30, 2004, respectively, compared to $13.03 and $11.63 for the same periods in 2003. For the three months ended September 30, 2004, the increase in general and administrative monthly cost per average subscriber was driven by an increase in bad debt expense. The inclusion of USF remittances in general and administrative expense beginning in the third quarter of 2003 contributed $0.98 to the year-over-year increase in monthly general and administrative cost per average subscriber for the nine months ended September 30, 2004 compared to the same period a year ago. We anticipate monthly general and administrative cost per average subscriber to increase for 2004 compared to 2003 driven by a full year of USF remittances being included in 2004 compared to only six months being included in 2003.

      Sales and marketing costs increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The increase in sales and marketing costs for the three months ended September 30, 2004 compared to the same period in 2003 was due mainly to an increase in gross postpaid and prepaid subscriber additions offset by a decrease in cost per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross postpaid and prepaid subscriber additions). For the three month period ended September 30, 2004, CPGA decreased to $356 compared to $384 for the same period ended September 30, 2003. The decrease in CPGA for the three months ended September 30, 2004 was primarily due to decreases in retention costs and an improvement in equipment margins. The increase in sales and marketing costs for the nine months ended September 30, 2004 compared to the same period in 2003 was due to an increase in gross prepaid and postpaid subscriber additions. For the nine month period ended September 30, 2004, CPGA was $389 compared to $388 for the same period in 2003. We include costs to retain a subscriber in sales and marketing expense and in our CPGA. For the three months ended September 30, 2004 and 2003, retention costs increased CPGA by $43 and $63, respectively. For the nine months ended September 30, 2004 and 2003 retention costs increased CPGA by $52 and $61, respectively. We expect CPGA in 2004 to be lower as compared to 2003.

      Depreciation, amortization and accretion expense decreased for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The decrease was due primarily to an increase in fully depreciated assets such as analog radios. The increase in fully depreciated assets was partially offset by depreciation related to new asset additions.

      The asset dispositions loss for the nine months ended September 30, 2003 resulted from recording a $4.9 million impairment charge related to the sale of our Arizona 6 Rural Service Area (“RSA”). The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Domestic Adjusted EBITDA

      Domestic Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased for the three and nine months ended September 30, 2004 compared to the same periods ended September 30, 2003 primarily as a result of an increase in subscriber revenues partially offset by increases in operating expenses. Our operating margin (domestic Adjusted EBITDA as a percentage of service revenues) for the three months ended September 30, 2004 and 2003 was 44.2% and 45.4%, respectively. Our operating margin for the nine months ended September 30, 2004 and 2003 was 44.7% and 45.8%, respectively. The inclusion of USF collections in revenues for the three and nine months ended September 30, 2004 reduced our operating margin by approximately 1.3% and 1.2%, respectively. We expect domestic Adjusted EBITDA to continue to increase at a moderate pace in 2004 as compared to 2003.

Results of International Operations for the Three and Nine Months Ended September 30, 2004 and 2003

      The following discussions include the results of WWI and our international operating segments for the three and nine months ended September 30, 2004 and 2003. WWI has operating segments consisting of each country in which it operates; however, Austria is our only reportable segment under the guidance of SFAS No. 131. Operating results related to Austria are separately disclosed where meaningful.

      U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag.

      Our international consolidated operations offer postpaid and prepaid mobile services in Slovenia, Austria, Ireland, Bolivia and Haiti and fixed line service in Austria and Ghana. We had 1,579,000 consolidated international subscribers at September 30, 2004, which represented an increase approximately of 9% and 32%, compared to June 30, 2004 and December 31, 2003, respectively. Of these consolidated international subscribers, Austria had 841,700 subscribers at September 30, 2004, which represented an increase of approximately 8% and 33%, compared June 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and 2003, approximately 44% and 41%, respectively, of our consolidated international subscribers were postpaid customers. As of September 30, 2004 and 2003, approximately 79% and 74%, respectively, of our Austrian subscribers were postpaid customers. As of September 30, 2004, we had 134,200 fixed lines, of which Austria represented 98%.

      The following table sets forth certain financial data as it relates to our international operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
		(As restated)		(As restated)
Revenues:
Subscriber revenues	$189,872	$105,728	$518,558	$266,702
Roamer revenues	11,773	12,258	36,475	35,643
Fixed line revenues	10,679	13,686	34,759	43,377
Equipment sales	4,685	5,941	16,010	11,753
Other revenues	4,369	3,140	10,371	8,430

Total revenues	$221,378	$140,753	$616,173	$365,905
Operating expenses:
Cost of service	$85,282	$64,508	$240,700	$179,973
Cost of equipment sales	20,409	17,418	62,960	46,074
General and administrative	26,965	20,271	76,441	61,035
Sales and marketing	30,894	21,242	91,322	64,605
Depreciation, amortization and accretion	25,362	17,868	66,437	51,438
Stock-based compensation, net	4,810		11,330

Total operating expenses	$193,722	$141,307	$549,190	$403,125
Adjusted EBITDA	$57,828	$17,314	$144,750	$14,218

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

      Because our subsidiary WWI has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three and nine months ended September 30, 2004 compared to the same periods in 2003 reflect the effects of an 8% and 9%, respectively, average appreciation of the euro compared to the U.S. dollar. The appreciation of the euro had a comparable increase to both revenues and operating expenses. Our European subsidiaries, in aggregate, represented approximately 84% and 85% of total consolidated international revenues for the three and nine months ended September 30, 2004, respectively. We cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.

International Revenues

      Total subscriber revenues increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 primarily due to an increase in the number of average subscribers across most of our markets, increased ARPU and the strengthening of the euro as compared to the U.S. dollar. International ARPU was $41.84 and $41.67 for the three and nine months ended September 30, 2004 compared to $36.68 and $33.66 for the same periods in 2003. Austrian ARPU was $54.50 and $55.42 for the three and nine months ended September 30, 2004 compared to $50.16 and $46.17 for the three and nine months ended September 30, 2003. The increases in total international and Austrian ARPU were mainly due to an increase in the proportion of postpaid subscribers, primarily in Austria, who generally generate higher service revenue than prepaid subscribers and the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar accounted for $2.60 and $2.92 of the increase in international ARPU for the three and nine months ended September 30, 2004, respectively. The strengthening of the euro compared to the U.S. dollar accounted for $4.29 and $4.81 of the increase in Austrian ARPU for the three and nine months ended September 30, 2004 and more than offset an actual slight decline in Austrian ARPU for the three months ended September 30, 2004 compared to the same period in 2003. We anticipate growth in subscriber revenues in 2004 compared to 2003, exclusive of further changes in currency exchange rates, due to anticipated year-over-year subscriber growth, primarily in Austria and Ireland, and modest growth in ARPU as a result of an increased number of postpaid subscribers.

      Total roamer revenues declined for the three months ended September 30, 2004 compared to the same period in 2003 and was relatively flat for the nine month period ended September 30, 2004 compared to the same period in 2003. The strengthening of the euro compared to the U.S. dollar offset an actual 7% decline in total international roamer revenues for the nine months ended September 30, 2004 compared to the same period in 2003. These declines in roamer revenues are primarily a result of a reduction in roamer revenues in Austria due to special roaming agreements between Austria’s competitors and their related foreign entities which offer heavily discounted rates making it less attractive to route traffic through our Austrian network. We expect total roamer revenue dollars, exclusive of further changes in currency exchange rates, to be relatively constant in 2004 compared to 2003.

      Total fixed line revenues decreased for the three and nine months ended September 30, 2004 compared to the same period in 2003 as a result of an increase in average fixed line monthly churn in Austria due to competitive tariffs introduced by large fixed line providers and limited marketing activity by our Austrian subsidiary, partially offset by the strengthening of the euro compared to the U.S. dollar. For this reason, we expect fixed line revenues, exclusive of further changes in currency exchange rates, to decline in 2004 compared to the same period in 2003.

      Total equipment sales increased for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to selling more handsets as a result of adding more subscribers, mainly in Austria and Ireland. These volume increases were partially offset by a lower average revenue per handset sold due to a change in the mix of handsets sold in Austria and increased subsidization of handsets in Austria and Ireland. Equipment sales were also favorably impacted by the strengthening of the euro compared to the U.S. dollar. Total equipment sales increased for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to selling more handsets as a result of adding more subscribers, mainly in Austria and Ireland, and as a result of the strengthening of the euro compared to the U.S. dollar. An increase in the average sales price per handset in all our markets also added to the increase in total international equipment sales for the nine months ended September 30, 2004. We anticipate modest continued growth in international equipment sales in 2004 compared to 2003, exclusive of further changes in currency exchange rates, primarily as a result of increased mobile subscriber additions.

International Operating Expenses

      Operating expenses represent the expenses incurred by our consolidated international markets and headquarters administration in the United States.

      Total cost of service increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003. This was due primarily to an increase in the number of average subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. Monthly cost of service per average international subscriber was $18.79 and $19.29 for the three and nine months ended September 30, 2004, respectively, compared to $22.38 and $22.71 for the three and nine months ended September 30, 2003, respectively. Monthly cost of service per average Austrian subscriber declined to $23.81 and $25.01 for the three and nine months ended September 30, 2004, respectively, from $30.63 and $31.86 for the same periods in 2003. The decreases in international and Austrian monthly cost of service per average subscriber are mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro partially offset efficiency increases and increased monthly cost of service on a per average international subscriber basis by $1.67 and $2.09 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The strengthening of the euro partially offset efficiency increases and increased monthly cost of service on a per average Austrian subscriber basis by $2.62 and $3.32 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. We expect total cost of service dollars to continue to increase in 2004 compared to 2003 due to a growing subscriber base, but decline on a per average international subscriber basis, exclusive of further changes in currency exchange rates, due to increased cost efficiencies.

      The increase in total cost of equipment sales for the three and nine months ended September 30, 2004 over the same periods in 2003 was largely due to the increase in volume of handsets sold in Austria and Ireland as a result of higher subscriber additions, an increase in the cost per handset sold in Ireland due to newer models with more features and the strengthening of the euro compared to the U.S. dollar. These increases were partially offset by a decline in the cost per handset sold in Austria. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.

      Total general and administrative expenses increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 due primarily to an increase in the number of average subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. General and administrative monthly cost per average international subscriber was $5.94 and $6.13 for the three and nine months ended September 30, 2004, respectively, compared to $7.03 and $7.70 for the same periods in 2003. General and administrative monthly cost per average Austrian subscriber was $5.32 and $6.03 for the three and nine months ended September 30, 2004, respectively, compared to $7.75 and $8.34 for the same periods in 2003. The decreases in international and Austrian general and administrative monthly cost per average international and Austrian subscriber, respectively, were mainly due to increased cost efficiencies resulting from a growing subscriber base, partially offset by the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost by $0.45 and $0.66 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the three months ended September 30, 2004 compared to the same period in 2003. The strengthening of the euro increased general and administrative monthly cost by $0.60 and $0.87 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the nine months ended September 30, 2004 compared to the same period in 2003. We expect total general and administrative dollars to continue to increase in 2004 compared to 2003 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of further changes in currency exchange rates, due to increased cost efficiencies related to a larger subscriber base.

      Total sales and marketing costs increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 primarily due to: (i) increased agent and indirect commissions and retailer and dealer subsidies attributable to higher subscriber additions; (ii) customer retention programs, mainly in Austria; (iii) increased advertising, mainly in Austria and Ireland; and (iv) the strengthening of the euro compared to the U.S. dollar. International and Austrian CPGA were $185 and $310, respectively, for the three months ended September 30, 2004 compared to $161 and $241 for the same periods in 2003. The increase in international and Austrian CPGA for the three months ended September 30, 2004 was also primarily due to the factors discussed above. The strengthening of the euro increased international and Austrian CPGA by $13 and $21, respectively, for the three months ended September 30, 2004 compared to the same period in 2003. International and Austrian CPGA were $194 and $308, respectively, for the nine months ended September 30, 2004 compared to $177 and $276 for the same period in 2003. The increase in international and Austrian CPGA for the nine month period ended September 30, 2004 was a result of the strengthening of the euro compared to the U.S. dollar which offset actual declines in international and Austrian CPGA. Actual international and Austrian CPGA declined due to advertising costs being spread over a large number of gross additions, primarily in Austria and Ireland, partially offset by increases in customer retention programs in Austria and retailer and dealer subsidies in Ireland. The strengthening of the euro increased international and Austrian CPGA by $17 and $29, respectively, for the nine months ended September 30, 2004 compared to the same period in 2003. We expect total sales and marketing dollars, including equipment subsidies, and CPGA to be higher in 2004 compared to 2003, exclusive of further changes in currency exchange rates, due to increased agent and indirect commissions, retailer and dealer subsidies, and advertising to support the expansion of our network in Ireland and to remain competitive in Austria. For these reasons, we expect CPGA to increase in 2004 compared to the same period in 2003, exclusive of further changes in currency exchange rates.

      Total depreciation, amortization and accretion expense increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 due primarily to network expansion in Austria and Ireland and the strengthening of the euro compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, we anticipate depreciation, amortization and accretion expense will increase in future periods.

      The change in total stock-based compensation for the three and nine months ended September 30, 2004 from the same periods in 2003 is primarily a result of a revaluation of WWI’s stock appreciation rights (“SARs”) based on current market conditions and employee vesting.

International Adjusted EBITDA

      International Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved by $40.5 million and $130.5 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases were mainly due to an improvement of $31.1 million and $99.8 million in Austrian Adjusted EBITDA for the three and nine months ended September 30, 2004 compared to the same periods in 2003. We expect international Adjusted EBITDA to continue to improve in 2004 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.

Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA

      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of tax and other, net; (v) (gain) loss on sale of joint venture; (vi) realized loss on marketable securities; (vii) realized (gain) loss on interest rate hedges; (viii) loss on extinguishment of debt; (ix) minority interests in net (income) loss of consolidated subsidiaries; (x) discontinued operations; and (xi) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended September 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$28,379	$36,261	$(34,281)	$30,359
Depreciation, amortization and accretion	44,001	5,587	19,775	69,363
Asset dispositions
Stock-based compensation, net			4,810	4,810
Interest and financing expense, net	17,201	2,443	15,375	35,019
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	979	1,036	(1,282)	733
(Gain) loss on sale of joint venture
Realized loss on marketable securities	10,974			10,974
Realized (gain) loss on interest rate hedges	1,825		843	2,668
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			3,093	3,093
Provision for income taxes	11,524	1	4,167	15,692
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$114,883	$45,328	$12,500	$172,711

	Three Months Ended September 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$4,510	$7,825	$(30,873)	$(18,538)
Depreciation, amortization and accretion	53,506	2,829	15,039	71,374
Asset dispositions
Stock-based compensation, net
Interest and financing expense, net	28,801	2,445	11,975	43,221
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	(10)	1,107	2,020	3,117
(Gain) loss on sale of joint venture
Realized loss on marketable securities	3,766			3,766
Realized (gain) loss on interest rate hedges	(4,431)			(4,431)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net (income) loss of consolidated subsidiaries			(135)	(135)
Provision for income taxes	9,504	53	719	10,276
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$112,556	$14,259	$3,055	$129,870

	Nine Months Ended September 30, 2004

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$109,010	$94,152	$(95,228)	$107,934
Depreciation, amortization and accretion	125,123	14,436	52,001	191,560
Asset dispositions
Stock-based compensation, net		228	11,102	11,330
Interest and financing expense, net	55,603	7,570	41,642	104,815
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	1,027	3,140	(5,266)	(1,099)
(Gain) loss on sale of joint venture
Realized loss on marketable securities	10,974			10,974
Realized (gain) loss on interest rate hedges	(8,956)		1,505	(7,451)
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			7,711	7,711
Provision for income taxes	25,248	3	11,754	37,005
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$334,289	$119,529	$25,221	$479,039

	Nine Months Ended September 30, 2003

	Domestic	Austrian	All Other
	Operations	Operations	International	Consolidated

	(Dollars in thousands)
	(As restated)
Net income (loss)	$41,344	$(35)	$(42,950)	$(1,641)
Depreciation, amortization and accretion	158,255	8,039	43,399	209,693
Asset dispositions	4,850			4,850
Stock-based compensation, net
Interest and financing expense, net	74,833	7,751	36,555	119,139
Equity in net (income) loss of unconsolidated affiliates, net of tax and other, net	253	3,088	(3,032)	309
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Realized loss on marketable securities	3,890			3,890
Realized (gain) loss on interest rate hedges	(9,170)			(9,170)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net (income) loss of consolidated subsidiaries			(4,153)	(4,153)
Provision for income taxes	21,520	155	2,142	23,817
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$315,448	$19,768	$(5,550)	$329,666

Consolidated Other Income (Expense)

      Interest and financing expense decreased to $35.0 million and $104.8 million for the three and nine months ended September 30, 2004 compared to $43.2 million and $119.1 million for the same periods ended September 30, 2003. The decreases in interest expense were primarily due to a reduction in our average domestic debt outstanding. Additionally, a reduction in the weighted average domestic interest rate from 7.0% to 6.3% further contributed to a reduction in interest and financing expenses for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004 and 2003, the weighted average domestic interest rate paid to third parties was 6.4%. For the three months ended September 30, 2004 and 2003, the international weighted average interest rate paid to third parties by consolidated WWI entities was 6.1% and 5.8%, respectively. For the nine months ended September 30, 2004 and 2003, the international weighted average interest rate paid to third parties by consolidated WWI entities was 5.9% and 6.8%, respectively.

      The $16.3 million loss on extinguishment of debt for the nine months ended September 30, 2004 was due to the write-off of deferred financing costs and certain interest rate swap cancellation costs associated with the refinancing of our domestic credit facility in May 2004. The $21.2 million loss on extinguishment of debt for the three and nine months ended September 30, 2003 consisted of premium payments, the write-off of deferred financing charges and the cancellation of related interest rate swaps in connection with the redemption by us of our 10 1/2% Senior Subordinated Notes due 2006 and 2007, and the write-off of deferred financing charges related to our amendment of our Slovenian credit facility in September 2003.

      The increase in realized loss on marketable securities was due to an $11.0 million realized loss on marketable securities for the three and nine months ended September 30, 2004, compared to $3.8 million and $3.9 million for the same periods in 2003. The realized losses were due to other-than-temporary impairments of our investments in available-for-sale securities.

      The $40.5 million gain on sale of Croatian joint venture for the nine months ended September 30, 2003 was related to the sale of WWI’s investment in VIP-Net in Croatia. Our proceeds were $69.6 million.

Consolidated Provision for Income Taxes

      The $5.4 million and $13.2 million increases in the provision for income taxes for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 were primarily due to an increase in income taxes payable related to our operations in Haiti and an increase in our deferred tax provision associated with book tax differences related to our acquisition of an incremental 5 MHz of PCS licenses from T-Mobile in the third quarter 2004.

Consolidated Net Income

      For the three months ended September 30, 2004, our consolidated net income increased $48.9 million compared to the same period in 2003. The increase was due to factors described above in our discussions of Adjusted EBITDA in our domestic and international businesses (see “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”) coupled with lower domestic interest and financing expenses in 2004 and a loss on extinguishment of debt in 2003. These improvements were partially offset by an increase in realized loss on marketable securities in 2004. Our consolidated net income increased $109.6 million for the nine months ended September 30, 2004 compared to the same period in 2003. The increase was mainly due to increased Adjusted EBITDA in our domestic and international businesses (see “Domestic Adjusted EBITDA” and “International Adjusted EBITDA”) coupled with lower domestic depreciation and amortization expense and lower domestic interest and financing expenses. These improvements were partially offset by a gain on the sale of our Croatian joint venture in 2003 and an increase in realized loss on marketable securities in 2004.

Consolidated Liquidity and Capital Resources

      At December 31, 2003, we had a $1.55 billion credit facility with a consortium of lenders (the “Credit Facility”) consisting of: (i) a $350 million term loan; (ii) a $500 million term loan; and (iii) two $350 million revolving loans.

      On May 28, 2004 (“the Agreement Date”), we refinanced the Credit Facility with a new credit facility (the “New Credit Facility”). The aggregate amount available under the New Credit Facility is $1.50 billion consisting of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (the “Revolving Credit Facility”). Proceeds from the New Credit Facility were used to repay $1.2 billion outstanding under the Credit Facility. At September 30, 2004, the term loans were fully drawn and we had $300 million available to borrow under the Revolving Credit Facility. For the nine months ended September 30, 2004, we recognized a $16.3 million aggregate loss on the extinguishment of debt on the Credit Facility related to the write-off of deferred financing costs and cancellation of certain related interest rate swaps relating to the refinancing of the Credit Facility. Principal payments required under the New Credit Facility for the remainder of 2004 are $8.1 million.

      Subject to our leverage ratio at the time, the New Credit Facility may require us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt after the Agreement Date and from excess cash flow beginning with the fiscal year ended December 31, 2004. We are also required to make prepayments from the proceeds of certain asset dispositions. We estimate that we will be required to make a prepayment from excess cash flow of approximately $41 million in April 2005. Accordingly, this amount is classified in the current portion of long-term debt on our Condensed Consolidated Balance Sheet as of September 30, 2004.

      In May 2004, NuevaTel S.A. (“NuevaTel”), a subsidiary of WWI, finalized the terms of a credit facility agreement (the “Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The entire commitment of $50 million was drawn in one tranche, of which $34.7 million was utilized to repay the principal amount of NuevaTel’s bridge loan. The remaining Bolivian Credit Facility proceeds will provide funding for the expansion of NuevaTel’s network in Bolivia.

      Western Wireless International Corporation (“WWIC”), a subsidiary of WWI, has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has entered into a sponsor support agreement with OPIC pursuant to which WWIC will have a maximum obligation to OPIC of $11.6 million. In May 2004, WWIC secured this obligation by providing a letter of credit in favor of OPIC, secured by cash collateral of $11.6 million. The Bolivian Credit Facility also limits the transfer of cash from NuevaTel to WWI.

      At September 30, 2004, the outstanding amount of principal and interest under the Bolivian Credit Facility was $50.0 million and $0.9 million, respectively, and the facility was fully drawn. Interest payments required under the Bolivian Credit Facility for the remainder of 2004 are approximately $0.9 million.

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”). In October 2004, tele.ring received a letter from Vodafone alleging that tele.ring breached certain of its obligations under the tele.ring Term Loan. In the letter, Vodafone is also alleging that it has the right to accelerate the maturity of the loan and cause it to become immediately due and payable. Vodafone and tele.ring have agreed to utilize the dispute resolution procedures in the tele.ring Term Loan to resolve this claim. tele.ring believes that this claim is without merit and is contesting this claim vigorously. As a result, we have continued to classify the portion of the tele.ring Term Loan due after September 30, 2005, and accrued interest, of $142.9 million as long-term debt.

      Western Wireless International d.o.o. (“Vega”) has a credit facility agreement with a consortium of banks (the “Slovenian Credit Facility”) that is denominated and repayable in euros and Slovenian Tolars. As of September 30, 2004, $67.6 million was outstanding under the Slovenian Credit Facility and there were no amounts available to borrow. Principal and interest payments and funding of related collateral accounts required under the Slovenian Credit Facility for the remainder of 2004, using current exchange rates, are approximately $6.4 million.

      None of our international loan facilities have recourse to Western Wireless Corporation. Certain of WWI’s subsidiaries have severally guaranteed the Slovenian Credit Facility.

      In July 2004, we filed a Form S-3 as a shelf registration statement (the “Shelf Registration Statement”) with the SEC. Under the Shelf Registration Statement, we may sell, from time to time, in one or more offerings, shares of our Class A common stock, shares of preferred stock or debt securities in an aggregate amount of up to $500 million. In August 2004, we utilized a portion of the Shelf Registration Statement to complete an equity offering of eight million shares of Class A common stock for net proceeds of approximately $200.8 million. We intend to use the net proceeds for general corporate purposes, to fund working capital requirements, for making capital expenditures and for potential acquisitions.

      In February 2004, WWI acquired an additional 17.87% ownership in Meteor, our Irish subsidiary, from two of its partners for cash of approximately $30.2 million. In July 2004, WWI acquired the remaining 1.17% minority interest in Meteor from its minority partners for cash of approximately $2.0 million. Meteor is now 100% owned by WWI.

      For the remainder of 2004, we anticipate spending approximately $53 million in domestic capital expenditures that will: (i) support the growth in MOUs on our network; (ii) substantially complete our domestic CDMA overlay; and (iii) expand our GSM coverage.

      For the remainder of 2004, WWI’s business plans include capital expenditures of approximately $45 million, which is primarily related to the expansion of their networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $11 million as well as working capital needs of approximately $11 million in Ireland and Slovenia. In 2004, WWI continues to explore additional new debt financing and re-financing options. WWI plans to fund its needs through cash flow from operations in Austria, Haiti and Ghana, proceeds from its potential refinancing activities, in combination with, to the extent necessary, up to approximately $30 million in additional contributions and advances from Western Wireless. The New Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $250 million until December 31, 2004 and $200 million thereafter (so long as in each case $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of any WWI stock or assets, subject to certain conditions.

      We believe that domestic operating cash flow, operating cash flow from certain international markets and the proceeds from our sale of common stock will be adequate to fund our projected 2004 domestic and international capital requirements. Our domestic business plans do not indicate a need to increase our net borrowings under the New Credit Facility, even though borrowing capacity is expected to exist. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the New Credit Facility and the 9.250% Senior Notes Due 2013 (“2013 Notes”) may trigger a limitation on the available borrowing capacity under the New Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the New Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or raise additional capital through our Shelf Registration Statement and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.

      As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. In this regard, we have from time to time investigated a spin-off or divestiture of our international operations, WWI. No decision has been made as to whether to proceed with such a transaction but in any event it is unlikely to occur during 2005. Any such transaction would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, favorable market and financing conditions, the tax effects of such a transaction and any required governmental and third-party approvals.

      The following table summarizes our contractual cash obligations, utilizing current exchange rates, as of September 30, 2004:

		Three Months	Year Ending December 31,
		Ending
		December 31,	2005 -	2007 -
	Total	2004	2006	2008	Thereafter

	(Dollars in thousands)
Domestic long-term debt(1)	$1,910,645	$8,088	$111,532	$98,250	$1,692,775
International long-term debt(1)	332,276	806	244,382	54,624	32,464
Operating lease obligations	266,979	18,797	109,678	47,939	90,565
Purchase obligations(2)	187,479	151,915	35,362	202
Other contractual obligations(3)	32,457	6,720	8,528	1,262	15,947

Total contractual cash obligations	$2,729,836	$186,326	$509,482	$202,277	$1,831,751

(1)	Represents principal repayments on our long-term debt. Our long-term debt also requires that we make interest payments. These obligations do not include scheduled interest payments.

(2)	Represents open purchase order commitments at September 30, 2004, mainly related to infrastructure, handsets and annual maintenance contracts.

(3)	Mainly includes our asset retirement and license purchase obligations and international site sharing costs. Excludes non-cash deferred revenue.

      Net cash provided by operating activities was $345.7 million for the nine month period ended September 30, 2004 compared to $238.6 million for the same period in 2003. The increase in net cash provided by operating activities was primarily a result of an improvement in net income to $107.9 million for the nine months ended September 30, 2004 from a net loss of $1.6 million in the same period in 2003.

      Net cash used in investing activities was $397.7 million for the nine month period ended September 30, 2004 compared to $60.2 million for the same period in 2003. The year-over-year increase was primarily due to: (i) the purchase of an additional 19.04% ownership in Meteor in 2004; (ii) an increase in capital expenditures in our domestic and international businesses; (iii) the inclusion of proceeds from the sale of our Croatian joint venture and other asset dispositions in 2003; and (iv) purchases of marketable securities in 2004.

      Net cash provided by financing activities was $207.5 million for the nine month period ended September 30, 2004 compared to net cash used in financing activities of $151.7 million for the same period in 2003. The year-over-year change was primarily due to the issuance of eight million shares of our Class A common stock in August 2004 for net proceeds of approximately $200.8 million.

Recently Issued Accounting Standards:

      In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), addressing the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The consensus reached states that an investment is impaired if the fair value of the investment is less than its cost and should be assessed for impairment in each reporting period. Additionally, an investment that is impaired should be deemed other-than-temporarily impaired unless a number of criteria are met. Disclosure provisions in EITF 03-01 are effective for annual periods ending after December 15, 2003. In September 2004, the effective date of all other provisions in EITF 03-01 were delayed. The adoption of the disclosure provisions had no material effect on our financial position or results of operations and we do not expect the adoption of the remaining provisions to have a material effect on our financial position or results of operations. Comparative information is not required.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

      We are exposed to various market financial risks, including changes in interest rates and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.

Interest Rate Risk

      Our New Credit Facility is comprised of variable rate debt that at September 30, 2004 had an outstanding balance of $1.2 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt, $1.0 billion was hedged using interest rate caps, swaps and collars. The caps, swaps and collars in effect at September 30, 2004 expire at various dates between June 2005 and August 2008. The hedges in effect at September 30, 2004 fixed LIBOR between 2.00% and 7.00%. Based on our domestic unhedged variable rate obligations outstanding at September 30, 2004 a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the nine months ended September 30, 2004 by approximately $0.4 million.

      Our domestic operations have an interest rate swap with a total notional value of $200 million which converts fixed rate debt to variable rate debt. The interest rate swap was entered into as a hedge of the fair value of $200 million of the 2013 Notes. The interest rate swap expires on the 2013 Notes’ maturity date and is callable at the option of the issuer beginning July 15, 2008 with an optional termination date of January 8, 2009, exercisable by the issuer or us. On a semi-annual basis, we will pay a floating rate of interest equal to the six month LIBOR plus a fixed spread of 4.3975% and receive semi-annual fixed rate payments of 9.25% in return. The fair value of the interest rate swap was a liability to us of $1.5 million as of September 30, 2004. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swap and 2013 Notes would have changed by approximately $6.4 million at September 30, 2004.

      Our international operations also have variable rate debt that at September 30, 2004 had an outstanding balance of approximately $264.9 million. Of this variable rate debt at September 30, 2004, $61.2 million was hedged using an interest rate swap, which fixes the interest rate at 4.94% through November 2009. Based on WWI’s unhedged variable-rate obligations outstanding at September 30, 2004, a 10% increase or decrease in each borrowing’s average interest rate would increase or decrease WWI’s interest expense for the nine month period then ended by approximately $0.3 million.

      The potential increases or decreases discussed above are based on certain simplifying assumptions, including a constant level of variable rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Currency Risk

      Currently, 14% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximate $2.5 million decrease in income before provision for income taxes and cumulative change in accounting principle for the nine months ended September 30, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.

      At September 30, 2004, our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt of approximately $60.2 million and $7.4 million denominated and repayable in Euros and Slovenian Tolars, respectively, and our Austrian operations, whose functional currency is the Euro, had variable rate debt, including accrued interest of approximately $214.3 million denominated and repayable in Euros. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at

September 30, 2004. A 10% appreciation in the Euro as compared to the Slovenian Tolar would have resulted in an approximate $6.0 million decrease in income before provision for income taxes and cumulative change in accounting during the nine months ended September 30, 2004. Such a change in income before provision for income taxes and cumulative change in accounting principle would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the Euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in an approximate $31.3 million increase in debt outstanding at September 30, 2004 with an offsetting currency translation adjustment.

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

      Management also determined that the internal control deficiency that made these restatements necessary is indicative of a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed this internal control deficiency with the Company’s audit committee; has discussed it with our independent registered public accounting firm, PricewaterhouseCoopers LLP and has advised the Company’s audit committee that this deficiency is indicative of a material weakness in the Company’s internal control over financial reporting.

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

      In light of the issues referenced above, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer believe that our disclosure controls and procedures were not effective at a reasonable assurance level as of the period covered by this report, due to the existence of the internal control deficiency described above. However, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer believe that the remediation measures when implemented will address the internal control deficiency described above and will allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

Changes in Internal Control over Financial Reporting

      We have been conducting a thorough review and evaluation of our internal controls as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures. Based on the results of this review, we have initiated revisions and enhancements to improve our internal control over financial reporting. Other than such improvements, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our continued revisions and enhancements, we have also initiated the actions described above to improve our internal control over financial reporting. We cannot assure that we will be able to correct the internal control deficiency referenced above or otherwise comply with Section 404 in a timely manner. In addition, we cannot assure that our independent registered public accounting firm will be able to issue unqualified attestation reports on management’s assessment of or on the operating effectiveness of our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      As previously disclosed, we are defending two lawsuits filed against us in King County Superior Court in Washington by certain former holders of minority interests in three of our subsidiaries. The lawsuits relate to our acquisition of the remaining minority interests in these three subsidiaries. The plaintiffs alleged a variety of contractual and other claims and sought an unspecified amount of damages. During the course of discovery, the plaintiffs have asserted claims for damages in excess of $100 million. In an order dated September 9, 2004, the court granted our motion for summary judgment and dismissed with prejudice plaintiffs’ claims against all defendants. Plaintiffs have filed a notice of appeal with the Court of Appeals for the state of Washington. We believe that plaintiffs’ appeal is without merit and will contest this appeal vigorously. Although litigation is subject to inherent uncertainties, we believe that this litigation will not have a material adverse impact on us.

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

      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”). In October 2004, tele.ring received a letter from Vodafone alleging that tele.ring breached certain of its obligations under the tele.ring Term Loan. In the letter, Vodafone is also alleging that it has the right to accelerate the maturity of the loan and cause it to become immediately due and payable. Vodafone and tele.ring have agreed to utilize the dispute resolution procedures in the tele.ring Term Loan to resolve this claim. tele.ring believes that this claim is without merit and is contesting this claim vigorously. As a result, we have continued to classify the portion of the tele.ring Term Loan due after September 30, 2005, and accrued interest, of $142.9 million as long-term debt.

      There are no other material, pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits

Exhibit	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-14(a))
31.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))
32.1	Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

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