Form 10-K
period 2004-12-31
WESTERN WIRELESS CORP
filed 2005-03-16
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Class A Common Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing sale price of the registrant’s common stock on June 30, 2004 as reported by the NASDAQ Stock Market was $2,252,647,541.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title	February 28, 2005

Class A Common Stock, no par value	93,333,791
Class B Common Stock, no par value	6,838,796
DOCUMENTS INCORPORATED BY REFERENCE
None

WESTERN WIRELESS CORPORATION
FORM 10-K
For The Fiscal Year Ended December 31, 2004

      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains statements that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; whether the pending merger described herein with ALLTEL will be completed and the effects on us in the event it is not completed; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors referenced in this Annual Report on Form 10-K, including, without limitation, “Risk Factors” included elsewhere in this report and in the Company’s public offering prospectuses and its periodic reports filed with the Securities and Exchange Commission.
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
General
      We are one of the largest providers of rural wireless communications services in the United States. Our domestic wireless operations are primarily in rural areas which we believe provides growth opportunities greater than those that exist in more densely populated urban areas. Our network covers approximately 25% of the continental United States in 19 western states. We operate in 88 rural service areas (“RSAs”) and 19 metropolitan service areas (“MSAs”), representing approximately 11.5 million potential customers. As of December 31, 2004, we provided wireless services, under the CellularONE® and Western Wireless® brand names, to approximately 1.4 million subscribers in the western United States.
      We provide voice and data services to both businesses and consumers including our own subscribers and other companies’ subscribers who roam through our service areas. Our domestic networks support the four leading technology platforms currently used by the national cellular and Personal Communication Services, (“PCS”), carriers. As a result, we believe we are well positioned to be the roaming partner of choice for national carriers whose customers roam throughout our service areas. We have roaming agreements with most of the major wireless carriers in North America, including Cingular Wireless LLC (“Cingular”), which recently acquired AT&T Wireless Services, Inc. (“AT&T Wireless”), T-Mobile USA, Inc. (“TMO”), Verizon Wireless Corporation (“Verizon”) and Sprint PCS Corporation (“Sprint”). In addition, we believe that our 800 MHz band licenses, utilizing multiple digital and analog technologies, give us superior coverage and efficiency characteristics at these frequencies in rural service areas. We have also acquired certain 1900 MHz PCS licenses to supplement our coverage in certain markets.
      In addition, through our subsidiary, Western Wireless International (“WWI”), we are licensed to provide wireless communications services in seven countries, representing approximately 56 million potential customers. The primary business of WWI is the delivery of mobile telecommunications services in countries outside of the United States, including Austria, Ireland, Slovenia, Bolivia, Haiti, Ghana and Georgia. In certain regions, WWI’s operating companies also provide other telecommunications services, including fixed line, wireless local loop, international long distance and mobile data services. As of December 31, 2004, WWI’s consolidated subsidiaries served, in aggregate, approximately 1.8 million mobile subscribers. Historically, WWI has focused its investments in regions characterized by inadequate local landline telephone service and areas where local landline telephone service is unavailable to a majority of the population. We believe that wireless technology is a more economic means of delivering telephone services in these regions. In addition to investments in underserved regions, WWI has increasingly focused its investments in countries with a more developed telecommunications infrastructure and wireless competition, but where the low entry costs and strong subscriber growth potential provide an attractive investment opportunity. These countries include Austria and Ireland. See “The Business of WWI” for more information.
      Western Wireless was organized in 1994. Our principal corporate office is located at 3650 131st Avenue S.E., Suite 400, Bellevue, Washington 98006. Our phone number is (425) 586-8700. Our corporate website address is www.wwireless.com. Our Code of Business Conduct and Ethics is posted on our website. The information on our website is not part of this or any other report Western Wireless files with, or furnishes to, the Securities and Exchange Commission.
      We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.
Merger Announcement
      On January 9, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ALLTEL Corporation (“ALLTEL”) and Wigeon Acquisition LLC, a direct wholly-owned subsidiary of

ALLTEL (“Merger Sub”), providing for, among other things, the merger of Western Wireless with and into Merger Sub (the “Merger”).
      In the Merger, each share of Western Wireless Class A Common Stock and Class B Common Stock (collectively, the “Western Wireless Common Stock”) will be exchanged for a combination of approximately 0.535 shares of ALLTEL common stock and $9.25 in cash. In lieu of that combination, Western Wireless shareholders may elect to receive either 0.7 shares of ALLTEL common stock or $40.00 in cash for each share of Western Wireless Common Stock; however, both of those elections will be subject to proration to preserve an overall mix of $9.25 in cash and approximately, but not less than, 0.535 shares of ALLTEL common stock for all of the outstanding shares of Western Wireless Common Stock taken together.
      Consummation of the Merger is subject to certain conditions, including: (i) the effectiveness of ALLTEL’s registration statement for its shares of common stock to be issued in the Merger; (ii) the approval and adoption of the Merger and the Merger Agreement by the holders of Western Wireless Common Stock representing two-thirds of all the votes entitled to be cast thereon; and (iii) the receipt of regulatory approvals, including the approval of the Federal Communications Commission (“FCC”) and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). On February 23, 2005, we and ALLTEL each received an additional request for information and documentary materials (a “Second Request”) from the U.S. Department of Justice. The HSR Act provides that the transaction may not close during a waiting period of 30 calendar days following certification by Western Wireless and ALLTEL that they have substantially complied with the Second Request.
      Contemporaneously with entering into the Merger Agreement, ALLTEL entered into a voting agreement (“the Voting Agreement”) with the following holders of Western Wireless Common Stock: John W. Stanton, Theresa E. Gillespie, The Stanton Family Trust, PN Cellular, Inc. and Stanton Communications Corporation (see Part III Item 10 — “Directors and Executive Officers of the Registrant” and Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). All of the shares of Western Wireless common stock beneficially owned by these shareholders, representing approximately 41% of the number of votes entitled to be cast, are subject to the Voting Agreement. Each of these shareholders is obligated by the Voting Agreement to vote its shares in favor of the approval and adoption of the Merger Agreement and the Merger.
      The Merger Agreement contains certain termination rights for each of Western Wireless and ALLTEL and further provides that, in the event of termination of the Merger Agreement under specified circumstances followed by an agreement by the Company to enter into an alternative transaction under specified circumstances, Western Wireless may be required to pay to ALLTEL a termination fee of $120 million.
Domestic Business and Strategy
      Our goal is to be the premier provider of high quality wireless communications services in our rural markets. We provide voice and data services to both businesses and consumers including our own subscribers and other companies’ subscribers who roam through our service areas. We believe that our 800 MHz band licenses, utilizing multiple digital and analog technologies, give us a strategic advantage in our rural markets. We have also acquired certain 1900 MHz band PCS licenses to supplement the coverage and capacity needs of our subscribers and to meet the needs of other companies’ subscribers who roam on our network. We believe there are inherent competitive advantages and growth opportunities unique to rural markets. The following are the key elements of our strategy:

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
      We utilize Time Division Multiple Access (“TDMA”), Code Division Multiple Access (“CDMA”) and Global System for Mobile Communications (“GSM”) and analog technologies. None of the digital technologies are compatible with each other. However, most urban markets in the United States have at least one wireless operator offering each technology.
      We believe it is critical to continue to expand our network coverage and increase capacity in our existing voice network to support both our subscribers and the subscribers of our roaming partners. We continue to offer analog technology in all of our markets except those utilizing only the 1900 MHz band, such as Amarillo, TX. We have deployed TDMA in nearly all our markets and have deployed CDMA in a significant portion of our markets. Our digital platforms allow us to economically expand the minutes of use (“MOU”) available to our customers and introduce a wide range of wireless Internet-related services, multi-media services and other new features. As of December 31, 2004, CDMA was available to most of the population covered by our domestic licenses. Further, at December 31, 2004, approximately 46% of our cell sites included GSM. We will continue to offer TDMA digital services primarily for our roaming partners, but we believe that most wireless carriers in the United States will utilize GSM or CDMA based digital technology platforms as they migrate to the next generation of wireless technology. We believe our GSM and CDMA platforms will support our future subscriber and data growth and both platforms are attractive to our roaming partners.

Accelerate sustainable and profitable growth through feature-rich value offerings
      High Quality and Affordable Services — We offer our subscribers high quality communications services, as well as several enhanced services, such as picture mail, wireless web, conference calling, data services, enhanced directory assistance with hands-free dialing, call forwarding, call waiting, voice message storage and retrieval, caller ID, short messaging service, and no-answer transfer. The nature of the services offered varies depending upon the market. In addition, all subscribers can access local government emergency services from their cellular handsets (at no charge) by dialing 911, where available. We have designed our pricing options to be simple and understandable, while still meeting the varied needs of our customer base. Our rate plans consist of a fixed monthly access charge (with varying allotments of included minutes) plus variable charges per minute of additional use. In most cases, we separately charge for our enhanced custom calling services. We maintain a variety of competitive calling plans based on our current customer needs and expectations. Across the spectrum of local, regional and national calling plans, we believe we are positioned to present a good value in wireless service.
      Data Services — We offer data services under our Hello2 family of products. Hello2Pix enables our customers to send and receive multimedia messages and gives them online storage capability for their messages. Hello2Fun provides our customers with the ability to download applications, initially games and ring-tones, directly to their handset. Our wireless Internet portal, Hello2Web, delivers a wide range of wireless Internet-related services including a personal e-mail service, access to external e-mail (for example: Yahoo® and Hotmail®), and Personal Information Management (“PIM”) services. PIM services include calendars, to-do lists and synchronization with personal computers, web browsing, games, a customizable home page and information alerts (for example: news, sports and weather alerts) that are sent to the subscriber’s phone as short messages. Hello2Txt gives our customers the capability to send or receive up to 160 character messages on their handset. We are constantly evaluating new products and services that may be complementary to our existing wireless offerings.
      We offer 1xRTT based high-speed packet data networks in 18 states under the brand name OpenDoor. The OpenDoor product provides services at data speeds significantly faster than those currently available over landlines. Additionally, unlike most existing networks, the data devices on our high speed data network communicate with the Internet, Intranets and other IP based networks through “always on” connections enabling faster, more immediate interactions and communications between users.
      Wireless Residential Services (“WRS”) — We utilize our existing network infrastructure and cellular licenses to provide wireless local voice and data services to residential customers. These services involve the use of a wireless access unit at a customer’s residence. The wireless access unit provides the customer a dial tone and transmits the signal to the nearest cell site. We believe that WRS offers many customers a cost-effective and reliable alternative to local landline carriers. In addition, WRS can be deployed in regions not currently served by local landline carriers. For example, we offer WRS to our universal service customers in Texas and in other states, including our customers on the Pine Ridge Indian Reservation. Many of these residents do not have access to landline services.

Remain the roaming partner of choice for national and other regional carriers, regardless of technology
      We have roaming agreements with the four largest wireless carriers in North America, including Cingular, which recently acquired AT&T Wireless, TMO, Verizon and Sprint. These agreements allow their customers to roam on our network and allow our customers to utilize those carriers’ networks. We believe we are in a unique position to be the roaming partner of choice for national carriers whose customers roam throughout our service areas. We have made significant investments in our network which enable us to offer high quality and reliable service to our roaming partners. We believe the high costs of constructing PCS networks in a significant portion of our rural footprint presents a disincentive for the national PCS carriers to construct their own network in these areas. In addition, our network supports the four largest leading technology platforms that national cellular and PCS carriers use currently. Our GSM network utilizes our existing 800 MHz band spectrum and our 1900 MHz band spectrum. Although 1900 MHz band systems tend to be less efficient in rural areas due to the smaller range of coverage per cell site, we are able to provide adequate coverage for the customers of our roaming partners by augmenting our existing infrastructure with state-of-the-art antennas and amplifiers.
      Prior to the consummation of the merger between AT&T Wireless and Cingular in October of 2004, we amended our TDMA roaming agreement with AT&T Wireless to provide that AT&T Wireless will continue to prefer our network in a significant majority of our markets for TDMA roaming services in exchange for a lower per minute rate. Our TDMA roaming agreement with AT&T Wireless will continue to remain in effect for former AT&T Wireless customers until 2006. Our GSM roaming agreement with Cingular expires in March 2008. The merger is expected to accelerate AT&T Wireless customer migration to GSM. The rates contained in our TDMA and GSM roaming agreements are substantially the same for AT&T Wireless and Cingular. We do not believe that the merger of Cingular and AT&T Wireless will have a material impact on our roaming traffic.

Continue to provide high-quality and reliable telecommunications services to people in sparsely populated areas, with support from state and federal Universal Service Funds
      We have been a strong proponent of regulatory neutrality between various communications technologies, especially with respect to sparsely populated rural areas. As part of this effort, we have filed applications with appropriate regulatory authorities to be designated an Eligible Telecommunications Carrier (“ETC”) in order to allow us to receive federal and state Universal Service Fund (“USF”) support. The USF was established to provide support to telecommunications carriers offering basic telephone service in rural, insular and high cost areas. We have been successful in obtaining full or partial ETC status in 15 states and are providing services eligible for USF support payments in 12 of those 15 states. It is our plan to seek designation as an ETC qualified to receive USF funds in all appropriate areas covered by our geographic footprint. During 2004, approximately 6% of our domestic revenue was attributable to USF support payments.

Sustain our disciplined approach to operating costs and continue to deliver strong operating results
      We believe that our success has been and will continue to be attributable in large part to our disciplined approach to managing operating costs. We have wholesale long distance contracts with leading long distance carriers that have lowered our cost of providing long distance service to our customers. We also have roaming agreements with national wireless carriers that allow for low per-minute costs when our customers roam on their networks. Further, we have eliminated certain calling plans that were high cost and provided no incremental margin.
      Since the Company was established, we have focused on delivering consistent and strong operating results. In 2004, we increased annual domestic Adjusted EBITDA for the tenth consecutive year and continue to generate positive cash provided by operating activities. By maximizing the efficiency of our distribution channels and support functions, we believe we can improve our operating leverage and further increase our Adjusted EBITDA. For the definition of Adjusted EBITDA, and the reconciliation of Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss), the most directly comparable GAAP financial measure, see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Continue to consolidate wireless licenses that are contiguous with our existing markets, including possible trades, acquisitions or dispositions
      It is part of our ongoing strategy to evaluate business opportunities including potential trades, acquisitions and dispositions to better consolidate our footprint. In 2004, we purchased from Sprint certain domestic FCC licenses to expand our wireless network in Montana. In 2004, we also purchased certain 10 MHz domestic PCS licenses in South Dakota, North Dakota, Kansas and Minnesota along with related cell sites and equipment. In 2003, we sold our non-contiguous Arizona 6 market and acquired the contiguous cellular and PCS licenses and operations of Minnesota Southern Wireless. The licenses acquired along with the operations of Minnesota Southern Wireless include the Minnesota 10 RSA (“MN 10”) and the Minneapolis/ St. Paul Metro A-2 MSA cellular licenses, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea Basic Trading Area (“BTA”) PCS licenses.
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
      In many cases, our PCS licenses overlap populations already covered by our cellular licenses. However, in some cases, our PCS licenses also have incremental population outside of our cellular license coverage areas. As a result, the total licensed population of 11.5 million noted at the end of the table below, includes 100% of our cellular licenses, plus the incremental population covered by our PCS licenses.
      The following table sets forth the populations covered by our cellular and PCS licenses. The population data is estimated for 2005 based upon 2004 Claritas, Inc., (“Claritas”) estimates, and is adjusted by us by applying Claritas’ positive and negative growth factors.

		Licensed	Incremental
State	MHz	Population	Population

Cellular:
Arizona(1)	25 MHz	199,000	199,000
Arkansas	25 MHz	65,000	65,000
California	25 MHz	180,000	180,000
Colorado	25 MHz	418,000	418,000
Idaho(2)	25 MHz	80,000	80,000
Iowa	25 MHz	178,000	178,000
Kansas	25 MHz	645,000	645,000
Minnesota(3)	25 MHz	853,000	853,000
Missouri	25 MHz	82,000	82,000
Montana	25 MHz	934,000	934,000
Nebraska	25 MHz	1,024,000	1,024,000
Nevada	25 MHz	145,000	145,000
New Mexico(4)	25 MHz	252,000	252,000
North Dakota	25 MHz	721,000	721,000
Oklahoma	25 MHz	453,000	453,000
South Dakota	25 MHz	771,000	771,000
Texas	25 MHz	2,806,000	2,806,000
Utah	25 MHz	329,000	329,000
Wyoming(5)	25 MHz	358,000	358,000

Total Cellular Population		10,493,000	10,493,000

		Licensed	Incremental
State	MHz	Population	Population

PCS:
Arizona	10 MHz	47,000
Arkansas	10 MHz	65,000
Colorado	10 MHz	270,000
Idaho	5 MHz	15,000
Idaho	10 MHz	21,000
Iowa	5 MHz	113,000
Iowa	10 MHz	90,000	45,000
Kansas	10 MHz	451,000	36,000
Kansas	20 MHz	9,000
Minnesota	10 MHz	913,000	523,000
Minnesota	20 MHz	247,000	69,000
Minnesota	30 MHz	47,000
Missouri	5 MHz	14,000
Missouri	10 MHz	19,000
Montana	5 MHz	90,000
Montana	10 MHz	28,000
Montana	15 MHz	605,000
Montana	20 MHz	211,000
Nebraska	5 MHz	572,000
Nebraska	10 MHz	169,000
Nevada	10 MHz	9,000
New Mexico	5 MHz	58,000
New Mexico	10 MHz	190,000
New Mexico	15 MHz	78,000	75,000
North Dakota	10 MHz	202,000
North Dakota	20 MHz	303,000
North Dakota	30 MHz	133,000
Oklahoma	10 MHz	234,000
Oklahoma	15 MHz	3,000
South Dakota	5 MHz	53,000
South Dakota	10 MHz	190,000
South Dakota	20 MHz	386,000
South Dakota	30 MHz	58,000
South Dakota	50 MHz	84,000
Texas	5 MHz	253,000
Texas	10 MHz	534,000
Texas	15 MHz	410,000	228,000
Utah	10 MHz	176,000
Wyoming	5 MHz	64,000
Wyoming	10 MHz	298,000	17,000
Wyoming	20 MHz	13,000

Total PCS Population		7,725,000	993,000

Total Licensed Population			11,486,000

(1)	The population for Arizona includes 5,000 persons in the Arizona 1 RSA where we are the licensed A-2 carrier, servicing a portion of the RSA.

(2)	The population for Idaho includes 7,000 persons in the Idaho 3 RSA representing those areas where we have construction permits to build cell sites under our Idaho 2 license.

(3)	The population for Minnesota includes 171,000 persons in the Minneapolis-St. Paul MSA where we are the licensed A-2 carrier, servicing a portion of the MSA.

(4)	The population for New Mexico includes 4,000 persons in the New Mexico 2 RSA where we are the licensed A-2 carrier, servicing a portion of the RSA.

(5)	The population for Wyoming includes 1,000 persons in the Wyoming 3 RSA where we are the licensed A-2 carrier, servicing a portion of the RSA.
Marketing, Sales and Customer Service
      Our sales and marketing strategy is designed to generate continued net subscriber growth and increased subscriber revenues as we maintain and enhance the value of our CellularONE® and Western Wireless® brands. Part of that strategy is targeting a customer base likely to generate higher monthly service revenues, while striving to achieve a low cost of adding new subscribers.
      Marketing — We market our products and services under the brand names CellularONE® — the first national brand name in the cellular industry — and Western Wireless®. We also license the CellularONE® name to other wireless communications providers. These licensees comprise the Cellular One Group. The regional advertising campaigns developed by the Cellular One Group have enhanced our advertising exposure, while doing so at a lower cost than could have been independently achieved. The mission of the CellularONE® advertising program is to focus on promoting the CellularONE® brand for the direct benefit of Western Wireless Corporation and our CellularONE® licensees.
      Our creative and media buying efforts are managed centrally by a national advertising agency to bring more consistency, focus and relevance to the CellularONE® brand marketing efforts. We are focused on leveraging the CellularONE® brand name through multiple marketing initiatives advertising, retail operations, customer communications, web site, pricing, promotions, products and services.
      Sales and Distribution — We sell our products and services through a combination of direct and indirect channels. We operate both stores and kiosks under the CellularONE® and Western Wireless® brand names and utilize a direct sales force trained to educate new customers on the features of our products. Sales commissions are generally linked both to subscriber revenue and subscriber retention, as well as activation levels. We are also a retailer of handsets and maintain inventories of handsets.
      We believe that our local retail locations establish the physical presence necessary to position CellularONE® and Western Wireless® as quality local service providers and give us greater control over our costs and the sales process. In recent years, we have focused on expanding our indirect network of national and local merchants and specialty retailers in order to reduce our fixed sales and marketing costs. During 2004, approximately 36% of our gross postpaid customer additions came through our indirect channel. We will continue to use a combination of direct and indirect sales channels, with the mix depending on the requirements of each particular market.
      Customer Service — Providing high quality customer service is a foundational element of our operating philosophy. We are committed to attracting and retaining subscribers by continually striving to provide superior customer service. We currently operate call centers in Manhattan, Kansas and Issaquah, Washington, staffed by well-trained customer care and technical support representatives. We provide assistance to our subscribers, 24 hours a day, 365 days a year. Our call center staff are supported by highly sophisticated monitoring and control systems.
      We utilize credit check procedures at the time of sale and continuously monitor customer churn (the rate of subscriber attrition) and other events (such as service agreement expiration dates), that can impact customer churn. It is our belief that we can effectively manage customer churn through an outreach program staffed by our sales force and customer service personnel and through our efforts to predict more accurately the timing of potential customer churn. The outreach program is intended to not only enhance subscriber loyalty, but also to increase add-on sales and customer referrals. This program enables the sales staff to monitor customer satisfaction, as well as to offer additional calling features, such as voice mail, call waiting, and call forwarding.
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
      Although we believe there are competitive advantages to operating in rural markets, we do operate in a competitive environment. Each of our cellular markets face one cellular competitor, such as Verizon, ALLTEL or Cingular. Additionally, we have PCS and ESMR competitors in most of our MSAs. Continuing industry consolidation has resulted in the increased presence of regional and national wireless operators within our service areas. The recent merger of Cingular and AT&T Wireless and the announcement of the potential merger between Sprint and Nextel Communications, Inc. (“Nextel”) have intensified the competitive environment in the markets in which we operate. The impacts are seen through increased national and local advertising spend, aggressive airtime offers with expanded footprints for customers, and improved variety of handset offerings and pricing.
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
      In the future, we expect to face increased competition from entities providing similar services using other communications technologies. In addition, the auctioning and subsequent deployment of technology utilizing additional spectrum, the disaggregation of spectrum and spectrum leasing could also generate new competition for us. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Continuing technological advances in the communications field make it difficult to predict the nature and extent of additional future competition.
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
Regulatory Environment
      The FCC regulates the licensing, construction, operation, acquisition, sale and resale of cellular systems in the United States, pursuant to the Communications Act of 1934, as amended (the “Communications Act”), and the rules, regulations and policies promulgated by the FCC. FCC regulations distinguish, in part, between “cellular” licenses which are for the 800 MHz band, and PCS licenses, which are for the 1900 MHz band. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio service (“CMRS”), such as a cellular service provider. State governments, however, can regulate certain other terms and conditions of cellular service offerings and some states have imposed or are considering the imposition of consumer protection regulations on the wireless industry.
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
      As of January 1, 2003, there was no longer a limit on the amount of CMRS spectrum (i.e. cellular, PCS, and SMR) that a carrier can hold in a market. Notwithstanding the removal of the spectrum cap, the FCC has indicated that it will engage in a review of any anticompetitive effects of CMRS spectrum acquisitions, although it is not clear what criteria the FCC will use in such review.
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
      Under Phase II of the FCC’s E911 rules, CMRS carriers are allowed to choose a handset-based or network-based approach for identifying the location of an E911 caller. In areas where we have received valid requests for Phase II service, we are implementing a handset-based approach which requires that the PSAP be able to identify the location of a 911 caller within 50 meters for 67% of all calls and within 150 meters for 95% of all calls. By order of the FCC, by May 31, 2004, 100% of new digital handset activations were required to be Phase II compliant. In addition, by December 31, 2005, 95% of all subscriber handsets must be Phase II compliant. Under the FCC rules, carriers must begin providing Phase II service within six months of the latter of receiving a valid request for service from a PSAP or March 1, 2003. The Company has implemented Phase II E911 service in the few counties that have requested this E911 service and is in the process of deploying Phase II service in accordance with the applicable FCC rules in other counties.
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
      Under current FCC rules, a wireless service provider may receive universal service support for providing telephone service in rural high-cost areas, provided that the wireless service provider has been designated as an ETC by a state commission or the FCC. Some states have conditioned ETC status on the service provider meeting certain consumer protection and service quality requirements. Many states have also established state USF programs that require all telecommunications carriers, including CMRS carriers, to contribute to the fund. Under some of these state USFs, CMRS carriers are also eligible to receive universal service support. Both federal and state USFs are subject to change based upon pending regulatory proceedings, court challenges and marketplace conditions.
      In February 2005, the FCC adopted rules and guidelines governing the designation and on-going requirements for purposes of federal universal service support. The FCC also adopted new eligibility requirements as well as annual certification and reporting requirements. The new rules apply to carriers seeking or who have received ETC designation from the FCC, but the states are encouraged to adopt the same standards for ETC designation and ongoing eligibility for federal universal service support. Under the new rules, an ETC applicant must now: (i) provide a five-year plan demonstrating how high-cost universal service support will be used to improve service; (ii) demonstrate its ability to operate in an emergency; (iii) demonstrate that it will satisfy consumer protection and service quality standards; (iv) offer local usage plans comparable to those offered by the incumbent local exchange carrier; and (v) acknowledge that it may be required to provide equal access if all other ETCs in the designated service area relinquish their designations. Existing ETCs, such as Western Wireless, must submit evidence demonstrating that they comply with the new eligibility rules by October 1, 2006.
      Local Number Portability — The FCC has adopted rules on telephone number portability, allowing customers to retain their telephone number when they switch to a different carrier. These rules apply to both landline and wireless carriers.
      Number Pooling — Wireless carriers are also subject to requirements governing number pooling, which provides for more efficient assignment and use of available numbers. The FCC has imposed what is referred to as “thousand block pooling,” meaning carriers may only request and will only be assigned numbers in blocks of one thousand numbers rather than the previous blocks of ten thousand numbers. The number pooling requirements apply only to carriers operating within the top 100 MSAs.
Employees and Labor Relations
      We consider our labor relations to be good and none of our employees are covered by a collective bargaining agreement. As of December 31, 2004, we employed domestically a total of 2,495 people in the following areas:

Number of
Category	Employees

Sales and marketing	940
Engineering	266
General and administrative, including customer service	1,289
The Business of WWI

Overview
      WWI, through its consolidated subsidiaries and other operating companies, is a provider of wireless communications services in Austria, Ireland, Slovenia, Bolivia, Haiti, Ghana and Georgia. At December 31, 2004, the Company owned approximately 98% of WWI. In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.
      The primary business of WWI is the delivery of mobile telecommunications services in markets outside of the United States. In certain markets, WWI’s operating companies also provide other telecommunications services, including fixed-line services, wireless local loop and international long distance. WWI’s largest non-mobile business is its fixed-line operations in Austria.
      In 2004, 83% of WWI’s consolidated service revenues were generated by its European subsidiaries in Austria and Ireland. Substantially all of these service revenues were from mobile telecommunications and were denominated in euros.

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
      Most of WWI’s investment has been in European countries with highly developed telecommunications infrastructure and substantial wireless competition. WWI has sought investment opportunities in these types of markets where the entry costs are sufficiently low and the growth potential is sufficient to present an attractive investment opportunity. These markets generally have wireless penetration rates above 90% and include Austria and Ireland.

      WWI also invests in and operates in markets characterized by a substantial unmet demand for communications services offering the potential for rapid subscriber growth. These markets include Bolivia, Haiti, Ghana and Georgia. These markets are often characterized by inadequate local landline telephone service which is unavailable to the majority of the population. WWI believes that wireless technology is a more economic medium to deliver telecommunications services in these markets. By introducing competition and providing customers with a high-quality alternative, WWI has succeeded in expanding the size and service offerings of the telecommunications sector in these markets. These markets tend to have less competition in the wireless sector and generally have wireless penetration rates below 20%.

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
      The following table sets forth the countries in which WWI currently provides communications services, the populations of each country and the beneficial ownership of WWI in the operating entity providing such services. Population data is as of July 2004 as reported by the Central Intelligence Agency World Fact book. Beneficial ownership data is as of December 31, 2004.

		Beneficial
		Ownership
	Population	Percentage

Austria(1)	8,175,000	99.8%
Ireland(1)	3,970,000	100.0%
Slovenia(1)	2,011,000	100.0%
Bolivia(1)	8,724,000	71.5%
Haiti(1)	7,656,000	51.0%
Ghana(1)	20,757,000	56.7%
Georgia	4,694,000	14.5%

	55,987,000

(1)	Consolidated operating company
      Austria — WWI’s operating company in Austria, tele.ring Telekom Services GmbH (“tele.ring”), provides GSM/ GPRS mobile communications and fixed-line services. tele.ring launched commercial GSM/ GPRS mobile services in the 1800 MHz band in May 2000. In addition, an affiliate of tele.ring owns a third generation license. tele.ring began the build-out of a third generation network in 2003 and currently covers over 25% of the Austrian population. tele.ring also operates a 5,300-km fiber-optic network that provides fixed-line communications services to customers as well as backhaul transmission for its mobile network. We acquired tele.ring at the end of June 2001. In January 2004, WWI acquired an additional 0.25% interest in tele.ring. In March 2005, WWI acquired the remaining 0.25% interest in tele.ring. WWI now owns 100% of tele.ring.

      Ireland — WWI’s operating company in Ireland, Meteor Mobile Communications Limited (“Meteor”), provides GSM/ GPRS mobile communications services in the 900 MHz band and 1800 MHz band. Meteor’s dual-band network launched commercial services in February 2001. In February 2004, WWI acquired an additional 17.87% ownership in Meteor from two of its partners, Quantum Partners and SFM Domestic Investments, for approximately $30 million. In July 2004, WWI acquired the remaining 1.17% minority interest in Meteor from its minority partners for approximately $2.0 million. WWI now owns 100% of Meteor.
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
      There have been periods of civil unrest and violence in Haiti. Since February 2004, Haiti has been ruled by an interim government with support from United Nations peacekeeping troops. During this time, COMCEL’s network has remained operational, with the exception of temporary interruptions in communications services and retail distribution to some parts of the country. These temporary interruptions have not materially impacted COMCEL’s financial results.
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
      WWI also has an operating company in Côte d’Ivoire, Cora de Comstar S.A. (“Cora”), which historically provided GSM mobile communications services in the 900 MHz band. In October 2003, Cora suspended operations after its assets were expropriated by armed persons supported by local police. We are uncertain as to when, or if, operations will be resumed there. We have fully written off our investment in Cora. Together with our partner, Modern Africa Growth & Investment Company, LLC, we have filed an expropriation claim with the U.S. State Department for approximately $55 million. We are uncertain of the timing or likelihood of any recovery.

Products and Services
      Basic Services — WWI’s operating companies provide a variety of wireless products and services designed to match a range of needs for business and personal use. Calling features that WWI’s operating companies provide include short message services (“SMS”), voicemail, message alert, caller ID, call waiting, call hold and conference calling. WWI’s operating companies offer services to WWI’s customers through both “postpaid” and “prepaid” payment plans. Postpaid contracts consist of a fixed monthly charge (with varying allotments of included minutes) plus variable charges for additional use. Prepaid plans require advance payment for minutes in specific currency denominations. Once the available minutes are consumed, the customer must “replenish” or prepay for additional minutes in order to continue using the service. At the end of 2004, 58% of WWI’s customers were on prepaid plans and 42% were on postpaid plans.

      Roaming — Postpaid customers of our GSM operations are able to roam worldwide on other GSM-based networks. Our GSM operations generate revenues when our customers roam on other GSM networks outside of our markets, as well as by allowing customers of other GSM operators to roam on our networks.
      Data Services — Most of WWI’s operating companies offer a variety of data services that enable users to access information, send and receive e-mail and other digital content, play games, and download ringtones to their handsets. In Austria and Ireland, WWI operates GSM/ GPRS-enabled networks that provide high capacity, “always-on” Internet connectivity, and Multimedia Messaging Services that deliver personalized multimedia content including images, audio and text. In Slovenia and Bolivia, WWI offers an array of data services that are delivered over a SMS-based platform. These data services enable users to access information (for example: news, sports, weather, stocks and film times) and receive customized information alerts.
      Fixed-Line Services — WWI’s Austrian operating company offers fixed communication services consisting of call by call or preselect for residential customers and directly connected and leased line services to business customers. WWI’s Ghanaian operating company offers fixed line services utilizing wireless local loop technology.

Marketing, Sales and Customer Service
      WWI’s sales and marketing strategy is to seek to generate rapid net subscriber growth and increased subscriber revenues and cash flows in each of its markets.
      Marketing — Each of WWI’s operating companies markets its products and services under its own brand name and develops its own marketing strategy to address the local market conditions. The focus of each operating company’s marketing efforts is dependent upon a number of factors, including overall market share, number of competitors and network coverage.
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
      Customer Service — WWI considers customer service a key element of its operating philosophy and is committed to attracting and retaining subscribers by seeking to provide high quality customer care. Each of WWI’s operating companies operates a full-service call center, where customer inquiries are addressed by well-trained customer service personnel and technical staff using sophisticated monitoring and control systems.

Competition
      In each of the markets where WWI’s operating companies operate, they compete with other communications services providers including landline telephone companies and other wireless communications companies. In each European market, WWI competes with two or three other GSM operators. Most of these competitors are well-established companies or subsidiaries of well-established companies. For example, in Austria our competitors include Telekom Austria AG and T-Mobile Austria GmbH. In many cases, such companies have substantially greater financial and marketing resources, larger subscriber bases and better name recognition than those of WWI’s operating companies.
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

Suppliers and Equipment Vendors
      WWI’s operating companies do not manufacture any of the handsets, cell site or switching equipment used in their operations. The high degree of compatibility among different manufacturers’ models of handsets, cell site and switching equipment allows WWI’s operating companies to design, supply and operate their systems without being dependent upon any single source of such equipment. The handsets and cell site equipment used in our operations are available for purchase from multiple sources. The largest handset manufacturers of WWI’s European operations are Nokia Corporation and Siemens AG. WWI purchases cell site and switching equipment primarily from Alcatel, Siemens AG, Ericsson LM and Nortel Networks, Inc.

Governmental Regulation
      The licensing, construction, operation and ownership of communications systems, and the granting and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in each of the countries in which WWI’s operating companies conduct business. The licenses which allow WWI’s operating companies to provide wireless services were initially granted for terms of 15, 20 or 25 years and in some cases there are not explicit provisions in the licenses which allow for renewal. Our European companies operate in member states of the European Union (“EU”). As EU members, these countries and their respective national regulatory agencies follow the guidelines set forth in the EU’s regulatory telecommunications framework.
      Under the terms of the Ghana license, Westel was required to meet certain customer levels and build-out requirements by February 2002. Westel was unable to meet the required customer levels and build-out requirements due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company and all development has been suspended. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of approximately $71 million for not meeting these build-out requirements. During the course of settlement negotiations, the Government of Ghana (“GoG”) has proposed reducing the fine to approximately $25 million. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. If we are unable to reach an agreement with the GoG, we may be required to impair our investment in Westel. As such, this asset is evaluated for impairment on an ongoing basis.
      In September 2004, WWI filed a breach of contract and an expropriation claim against the GoG. WWI is seeking $152 million as compensation for the expropriation, by reason of failure to allocate spectrum, of WWI’s investment in Westel by the GoG acting primarily through the Ministry of Communications and the NCA. The Government has submitted to binding international arbitration and both parties have initiated the appointment of arbitrators.
      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of other networks, including our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anticompetitive and violate the laws of Slovenia and the European Union, including Articles 5 and 10 of the Slovenian Prevention of the Restriction of Competition, Articles 75 and 77 of the Slovenian Telecommunications Act, and Article 82 of the EC Treaty to the European Commission.
      We have previously filed claims with Slovenia’s National Telecommunications Regulatory Authority and Competition Protection Office (the “CPO”) and continue to actively pursue several other avenues to bring about regulatory relief, some of which may include legal action. In January 2005, the CPO issued a summary of facts that concluded the state-owned operator had severely violated the anti-monopolistic regulations, which all parties involved have 20 days to appeal. The next step for the CPO would be to issue a formal ruling, which would likely not occur until the end of March or later.

      We have served a demand for compensation on the government of Slovenia in the amount of 174 million euro for damages arising from the government’s failure to regulate this market, as well as demanding immediate correction of the anticompetitive behavior of the state-owned operator. If there is no response to this demand we expect to file a lawsuit in the courts of Slovenia with uncertainty as to the outcome and timing thereof. If regulatory or legal relief is not obtained or there is an extended delay before regulatory relief is obtained such that our estimate of our future cash flows would change, we may be required to impair our investment in our Slovenian operating company. As such, we assess the situation in Slovenia on an ongoing basis to determine whether there have been any changes in facts or circumstances which may require us to perform an impairment analysis pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”), which requires recognition of an impairment loss if the carrying amount of a long-lived asset or group of long-lived assets exceeds the undiscounted cash flows associated with the asset or asset group. Pursuant to SFAS No. 144, we conducted an impairment analysis of the long-lived assets in our Slovenian operating company as of September 30, 2004, and believe that no impairment loss is required as the carrying amount of these long-lived assets did not exceed the estimated undiscounted future cash flows associated with these assets. In the fourth quarter of 2004, no events or circumstances occurred that necessitated a need to update our impairment analysis. In performing our impairment analysis, we considered the likelihood and timing of regulatory relief and related impacts on subscriber growth and capital expenditures. We believe with Slovenia’s entry into the European Union, regulatory relief would be likely. At December 31, 2004, the long-lived assets in our Slovenian operating company had a net book value of approximately $100 million, of which, approximately 65% represents property and equipment, with the remaining approximately 35% representing licensing costs and other intangible assets.

Employees and Labor Relations
      WWI considers its labor relations to be good. As of December 31, 2004, WWI’s consolidated operating companies employed a total of 1,543 people in the following areas:

Number of
Category	Employees

Sales and marketing	368
Engineering	356
General and administrative, including customer service	819

RISK FACTORS

Risks Related to Our Proposed Merger with ALLTEL
      Failure to complete the Merger with ALLTEL could negatively impact our stock price and future business and operations. The Merger Agreement we entered into with ALLTEL contains numerous conditions to ALLTEL’s obligation to close. These conditions include, among others:

•	obtaining the necessary FCC approvals and consents, antitrust clearance, and certain other regulatory approvals;

•	the effectiveness of ALLTEL’s registration statement for its shares of common stock to be issued in the Merger;

•	obtaining the approval and adoption of the Merger Agreement and the Merger by our shareholders;

•	complying with the covenants set forth in the Merger Agreement;

•	subject to certain exceptions, continued accuracy of our representations and warranties in the Merger Agreement; and

•	the absence, since the date of the Merger Agreement, of any event, occurrence, development or state of circumstances or facts that would reasonably be expected to have a material adverse effect on us following such date, except as disclosed to ALLTEL prior to the date of the Merger Agreement.
      We cannot be certain that we and ALLTEL will obtain the necessary regulatory approvals and clearances, that ALLTEL’s registration statement will be declared effective, that we will obtain shareholder approval, or that we and ALLTEL will satisfy other closing conditions.
      If the merger with ALLTEL is not completed for any reason, we may be subject to a number of material risks, including the following:

•	If the Merger Agreement is terminated and we thereafter enter into an alternative transaction, we may be required, in specific circumstances, to pay a termination fee of $120 million;

•	The price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed; and

•	We must pay our expenses related to the Merger, including substantial legal, accounting and financial advisory fees, and employee retention bonuses, even if the Merger is not completed. This could affect our results of operations and potentially our stock price.
      Uncertainty about the effect of our pending transaction with ALLTEL could adversely affect our business. This uncertainty could increase churn, decrease our ability to attract new customers and have a negative impact on subscriber growth, revenue, and our results of operations. Similarly, current and prospective employees may experience uncertainty about their future role with the Company until ALLTEL’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key personnel.
      Further, if the Merger Agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the Merger with ALLTEL.
      We believe that the price of our common stock is now based in large part on the price of ALLTEL common stock; the price of ALLTEL’s common stock may be affected by factors different from those affecting the price of our common stock.

A significant portion of our revenues are derived from roaming and our failure to maintain favorable roaming arrangements could materially adversely affect our future operating results
      Roaming revenues accounted for approximately 13%, 18% and 22% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We have roaming agreements with the four largest wireless carriers in North America, including Cingular, which recently acquired AT&T Wireless, TMO, Verizon and Sprint. The combined entities of Cingular and AT&T Wireless have become our largest single roaming partner. The combined Cingular and AT&T Wireless entities accounted for approximately 12% of our domestic revenues in 2004. Our GSM roaming agreement with Cingular expires in March 2008. Our TDMA roaming agreement with AT&T Wireless will continue to remain in effect for former AT&T Wireless customers until 2006. The merger is expected to accelerate AT&T Wireless customer migration to GSM.
      When our roaming agreements expire or are terminated, we may be unable to renegotiate these roaming agreements or to obtain roaming agreements with other wireless providers upon acceptable terms. Further, some competitors may be able to obtain roaming rates and terms that are more favorable than those obtained by us. If we are not able to maintain and expand our roaming footprint or complete our GSM build out or maintain favorable roaming arrangements with other wireless carriers, our coverage area or pricing we offer relative to our competitors may not be as attractive. These factors would have a material adverse effect on our business, strategy, operations and financial condition. The inability to provide GSM service to the customers of national carriers who have deployed the GSM platform as they add new GSM customers would have a material adverse affect on our business, strategy, operations and financial condition.
      While our roaming agreements generally require other carriers’ customers to use our network when roaming, our roaming agreements generally do not prevent our roaming partners from acquiring licenses to provide competing services in our markets. Further, when our roaming agreements expire or are terminated, our roaming partners could negotiate a roaming agreement in all or portions of our markets with another wireless carrier. If any of our roaming partners were to acquire the required licenses and build networks in our markets or enter into roaming agreements with other wireless carriers that provide competing services in our markets and permit our roaming partners to roam on that other carrier’s network, we could lose a substantial portion of our roaming revenues in those markets, which could have a material adverse effect on our business, strategy, operations and financial condition. Our roamer revenue is also highly dependent upon pricing decisions made by our roaming partners. If our roaming partners include our territory in their customers’ home calling area, such as with national pricing plans, we will see more usage and revenue than if they charged roaming to their customers by the minute.

Our Universal Service Fund revenues are subject to changes in FCC regulations and may not continue if regulations change
      The Company is an Eligible Telecommunications Carrier in 15 states and is eligible to receive universal service support in 12 of these states. In 2004, the Company broadened its Eligible Telecommunications Carrier status and eligibility to receive universal service support by adding additional areas in existing states that we are designated as an Eligible Telecommunications Carrier. There can be no assurance that the Company will be able to obtain Eligible Telecommunications Carrier status in additional areas and increase its eligibility for universal service support. Furthermore, the FCC is currently considering whether to change the rules governing the eligibility of cellular carriers to receive Universal Service Fund payments. Although the FCC is not expected to make any final decisions on changes in the rules until 2005 or later, there is a risk that the FCC and state commissions may impose additional regulatory obligations on Eligible Telecommunications Carriers that the Company may find unacceptable.
      In February 2005, the FCC adopted rules and guidelines governing the designation and on-going requirements for purposes of federal universal service support. The FCC also adopted new eligibility requirements as well as annual certification and reporting requirements. The new rules apply to carriers seeking or who have received ETC designation from the FCC, but the states are encouraged to adopt the same standards for ETC designation and ongoing eligibility for federal universal service support. Under the new rules, an ETC applicant must now: (i) provide a five-year plan demonstrating how high-cost universal service support will be used to improve service; (ii) demonstrate its ability to operate in an emergency; (iii) demonstrate that it will satisfy consumer protection and service quality standards; (iv) offer local usage plans comparable to those offered by the incumbent local exchange carrier; and (v) acknowledge that it may be required to provide equal access if all other ETCs in the designated service area relinquish their designations. Existing ETCs, such as Western Wireless, must submit evidence demonstrating that they comply with the new eligibility rules by October 1, 2006. At this time, the FCC has not released the text of any rule changes or the Company has not had the opportunity to review the text of any actual rule changes, so it is not clear what impact, if any, changes in the rules will have on the Company’s continued eligibility to receive federal universal service support. Loss of Universal Service Fund revenues, which were approximately 6% of domestic revenues in 2004, could adversely affect our future financial performance.

We have a significant amount of debt, which may limit our ability to raise additional capital to meet our future funding and debt service requirements
      At December 31, 2004, our total consolidated long-term indebtedness was approximately $2.3 billion, including a current portion of $253.6 million. This includes long-term and current indebtedness of our international subsidiaries of $364.7 million and $221.3 million, respectively. The credit facilities of our international subsidiaries are used to finance their own operations and consist primarily of $218.3 million outstanding under our Austrian entity’s term loan, excluding accrued interest, $74.3 million outstanding under our Slovenian entity’s credit facility, and $50.0 million outstanding under our Bolivian entity’s credit facility.
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

Certain restrictive covenants in our debt obligations could limit actions that we may take with respect to our business, and our failure to comply with such covenants could cause our debt to become immediately due and payable
      Our domestic credit facility and the indentures relating to our senior notes and our convertible subordinated notes contain, and any additional financing agreements may contain, certain restrictive covenants. Our domestic credit facility also requires us, under certain circumstances, to make mandatory prepayments from excess cash flow and from proceeds of certain indebtedness. The restrictions in our domestic credit facility and our senior notes affect, and in some cases significantly limit or prohibit, among other things, our ability to incur indebtedness, sell assets, make investments and acquisitions, pay dividends and engage in mergers and consolidations. The restrictions in our convertible subordinated notes limit, among other things, our ability to engage in mergers and consolidations. Additionally, our domestic credit facility requires us to comply with certain financial covenants. While we are currently in compliance with such covenants, we cannot assure you that we will remain in compliance or will be able to obtain any modifications or waivers that might be required in the future. An event of default under our domestic credit facility, our convertible subordinated notes or our senior notes would allow the lenders or note holders to accelerate the maturity of such indebtedness. In such event, it is likely that all of our indebtedness would become immediately due and payable.
      The debt facilities of our international operating companies also contain certain restrictive covenants and financial covenants. Under the Slovenian credit facility, Western Wireless International Corporation, a subsidiary of WWI (“WWIC”), has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund cash shortfalls, and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries, enter into guarantees and distribute dividends. While we are currently in compliance with such covenants, we cannot assure that we will remain in compliance or will be able to obtain modifications or waivers that might be required in the future.
      The Bolivian credit facility also contains certain restrictive covenants. Under the terms of the Bolivian credit facility, WWIC has pledged its shares in NuevaTel as security for the Bolivian credit facility and has entered into a sponsor support agreement pursuant to which WWIC has a maximum obligation of $11.6 million. WWIC secured this obligation by providing a letter of credit, secured by cash collateral of $11.6 million. In addition, available cash that is considered to be above and beyond NuevaTel’s immediate operating needs is held in a collateral account until such time as it is needed for operating needs or debt service.

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
      The need for capital could also cause us to delay or abandon some of our planned growth and development or to seek to sell assets to raise additional funds, which could have a material adverse effect on our business, strategy, operations and financial condition. We also may not have sufficient capital to be able to maintain our multiple technologies strategy in rural areas as the industry evolves to the next generation technologies.
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

We historically have sustained losses from continuing operations and we may not be profitable in the future
      We had income from continuing operations before cumulative change in accounting principle of $232.9 million for the year ended December 31, 2004 and losses from continuing operations before cumulative change in accounting principle of approximately $0.5 million and $213.5 million for the years ended

December 31, 2003 and 2002, respectively. At December 31, 2004, we had a deficit of $890.8 million and a net capital surplus of $264.0 million. We may incur additional losses, which could be significant, during the next several years, and there can be no assurance that we will be able to service our debt requirements and other financial needs.

We face substantial competition in all aspects of our domestic business
      We operate in highly competitive markets and there is substantial and increasing competition in all aspects of the wireless communications business. Competition for subscribers among wireless communications providers is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Each of our cellular markets faces at least one cellular competitor, such as Verizon, ALLTEL, or Cingular. Additionally, there are personal communication services and enhanced specialized mobile radio competitors in most of our metropolitan service areas. Continuing industry consolidation has resulted in an increased presence of regional and national wireless operators within our service areas. Many of these national market competitors provide services comparable to ours and because they operate in a wider geographic area are able to offer no or low cost roaming and toll calls over a wider area. In addition, some national wireless operators have recently begun to build small networks in certain of the more densely populated or well-traveled portions of our service areas. The use of national advertising and promotional programs by national wireless operators run in our markets are also a source of additional competitive and pricing pressures even though these operators may not provide service in these markets. We also compete with wireless Internet, paging, dispatch services, resellers and landline telephone service providers in some of our service areas. Increasingly, cellular service is becoming a viable alternative to landline voice services for certain customer segments, putting cellular licensees in direct competition with traditional landline telephone service providers. One or two-way paging services that feature voice messaging and data display, as well as tone only service, may be adequate for potential subscribers who do not need to speak to the caller. Potential users of cellular systems may find their communications needs satisfied by other current and developing technologies.
      The recent merger of Cingular and AT&T Wireless and the announcement of the potential merger between Sprint and Nextel, resulting in the emergence of a few national wireless providers, have intensified the competitive environment in the markets in which we operate. The impacts are seen through increased national and local advertising spending, aggressive airtime offers with expanded footprints for customers, and improved variety of handset offerings and pricing.
      In 2003, the FCC eliminated the spectrum cap in all markets and the cellular cross-interest restriction in the larger, urban cellular markets. Effective July 8, 2004, the FCC also eliminated the cellular cross-interest restriction in rural service areas. These regulatory actions may facilitate the creation of larger and more formidable competitors. See also risk factor entitled “A significant portion of our revenues are derived from roaming and our failure to maintain favorable roaming arrangements could materially adversely affect our future operating results”.
      Several of our competitors also operate in multiple segments of the industry. In the future, we expect to face increased competition from entities providing similar services using other communications technologies. The auctioning of, and subsequent deployment of technology in, additional spectrum and the disaggregation and leasing of spectrum could also generate new competition for us. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Given the rapid advances in the wireless communications industry, there can be no assurance that new technologies will not evolve that will compete with our products and services. In addition, a number of our competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources. With so many companies targeting many of the same customers, we may not be able to successfully attract and retain customers and grow our customer base and revenues, which could have a material adverse affect on our future business, strategy, operations, and financial condition.

We face intense competition in our European operating companies
      In our European operating companies, competition based on price, subscription options offered, network coverage and service quality remains intense. As European markets have become increasingly saturated, the focus of competition has been shifting from customer acquisition to customer retention. Since customer acquisition and retention expenses are substantial, we will incur significant costs to attract new customers and retain existing customers and significant customer defections could have a material adverse effect on our business, strategy, operations and financial condition.

Failure to develop future business opportunities, such as wireless data services and to improve network coverage, quality and capacity within the markets that we currently serve may limit our ability to compete effectively and grow our business
      An important element of our strategy is to bring new telecommunications services, such as wireless data services, to rural America. In general, the development of new services in our industry requires us to anticipate and respond to varied and rapidly changing customer demand. In order to compete successfully against the other participants in the United States wireless industry, we will need to commercialize and introduce new services on a timely basis. The ability to deploy and deliver these services relies, in many instances, on new and unproven technology that will demand substantial capital outlays and spectrum capacity. Our available capital and spectrum may not be sufficient to support these services. We cannot guarantee that devices for such new services or applications for such devices will be commercially available or accepted in the marketplace, and we cannot assure that we will be able to offer these new services profitably. In addition, there could be legal or regulatory restraints on wireless data services as the applicable laws and rules evolve. If these services are not successful or if costs associated with implementation and completion of the introduction of these services materially exceed those currently estimated, our ability to retain and attract customers and our business, strategy, operations and financial condition could be materially adversely affected.
      We have essentially completed the network build-out of our domestic markets for which we hold licenses, and are now primarily focused on improving network coverage, quality and capacity within and around the markets we currently serve and completing the expansion of digital CDMA and GSM technologies throughout our markets. We cannot guarantee that we will be able to do so in a time frame that will permit us to remain competitive at the cost we expect or at all. Failure or delay in improving network coverage, quality and capacity on a timely basis or at all, or increased costs to accomplish such improvement, could have a material adverse effect on our business, strategy, operations and financial condition.

Our FCC licenses are subject to renewal and potential revocation in the event that we violate applicable laws. The loss of any of such licenses could materially and adversely affect our ability to service our customers
      Our licenses are subject to renewal upon the expiration of the ten-year period for which they are granted. Although the FCC has routinely renewed wireless licenses in the past, we cannot provide assurance that no challenges will be brought against our licenses in the future. Violations of the Communications Act or the FCC’s rules could result in license revocations, forfeitures, fines or non-renewal of licenses. We have two cellular licenses subject to renewal in 2005 and three in 2006. While we believe that each of our cellular licenses will be renewed, there can be no assurance that all of the licenses will be renewed. If any of our licenses are forfeited, revoked or not renewed, we would not be able to provide service in that area unless we contract to resell the wireless services of another provider or enter into roaming agreements.

Government regulations determine how we operate, which could increase our costs and limit our growth, revenue and strategy plans
      The FCC regulates the licensing, construction, operation, acquisition and sale of our domestic business, and we are subject to laws and regulations of other federal, state and local government bodies. Future changes in regulation or legislation could impose significant additional costs on us, either in the form of direct out of pocket costs or additional compliance obligations, or subject us to sanctions, which may have a material adverse effect on our business. Additionally, Congress’ and the FCC’s continued allocation of additional spectrum for commercial mobile radio service carriers, which includes cellular and personal communication services and specialized mobile radio, could significantly increase competition.
      The rapid growth and penetration of wireless services has prompted the interest of the FCC, state legislatures and state Public Utility Commissions (“PUC”) to oversee certain practices by the wireless industry. These practices are generally in the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, and other areas. While the Communications Act generally preempts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, a state has authority to regulate “other terms and conditions” of service offerings by commercial mobile radio service carriers. The FCC has determined that the Communications Act does not preempt state damage claims as a matter of law, but whether a specific damage award is prohibited would depend upon the facts of a particular case. This determination may have the effect of increasing the number of class action suits brought against commercial mobile radio service carriers and the amount of damages awarded by courts.
      Individual states may also petition the FCC for permission to regulate the rates of commercial mobile radio service carriers. The FCC has denied petitions from several states seeking to impose such regulations. Several states have also proposed or enacted consumer protection regulations on commercial mobile radio service carriers. For example, do-not-call legislation is either proposed or has been enacted in all 50 states. In addition, the California PUC has proposed extensive consumer protection and privacy regulations for all telecommunications carriers. For example, the California PUC has adopted a consumer Bill of Rights designed to protect residential and small business customers. We believe that, if adopted, the rules will significantly alter our business practices in California with respect to nearly every aspect of the carrier-customer relationship, including solicitations, marketing, activations, billing and customer care. The California PUC is also contemplating rules to address other service quality issues, including service repair, service outages and toll operator answering time that could apply to commercial mobile radio service carriers. Such regulations, if approved, could expose carriers to increased legal responsibility for states’ varying standards of service quality and may materially impact our operating costs.
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
      Cellular licensees are subject to certain Federal Aviation Administration (“FAA”) regulations regarding the location, marking/lighting and construction of towers. Each tower requiring FAA notification also requires tower registration with the FCC. In addition, our facilities may be subject to regulation by the Environmental Protection Agency and the environmental regulations of the FCC under the National Environmental Policy Act and of certain states and localities.

Wireless local number portability could negatively impact our business
      The FCC’s final deadline for commercial mobile radio service carriers to implement service provider number portability was May 24, 2004. Number portability allows subscribers to keep their wireless phone number when switching to a different wireless service provider. Since May 24, 2004, we have experienced increased churn attributable to number portability. A higher rate of churn adversely affects our results of operations by reducing revenue and the increasing cost of adding a new subscriber. Such costs generally include a commission expense and/or significant handset discounts, which are significant factors in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability.
      Number portability was introduced in our Austrian market in the third quarter of 2004. We anticipate number portability will further increase competition for existing Austrian customers, which may put downward pressure on subscriber growth and increase churn, which is likely to increase our international costs. A high rate of churn in our Austrian business would adversely affect our results of operations because of loss of revenue and the increasing cost of adding a new subscriber. As with our domestic operations, we may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability.

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
      Additional studies of health effects of wireless services are ongoing and new studies are anticipated. If such further research establishes any link between the use of handsets and health problems, such as brain cancer, then usage of, and demand for our services may be significantly reduced, and we could be required to pay significant expenses in defending lawsuits and significant awards or settlements, any or all of which could have a material adverse effect on our business, strategy, operations and financial condition.
      We may also be subject to potential litigation relating to the use of handsets and wireless data devices while driving. Some studies have indicated that using these devices while driving may impair drivers’ attention. Legislation has been proposed in many state and local legislative bodies to restrict or prohibit the use of wireless phones while driving motor vehicles. To date, New York State and some localities in the United States have passed laws restricting the use of handsets while driving, and similar laws have been enacted in other countries. Additionally, some jurisdictions have passed laws restricting the use of handsets by persons such as school bus drivers and novice drivers. These laws or, if passed, other laws prohibiting or restricting the use of wireless handsets while driving, could reduce sales, usage and revenues, any or all of which could have a material adverse effect on our business, strategy, operations and financial condition.
      Finally, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of interference between a commercial mobile radio service carrier such as us and a public safety licensee, such as a “911” emergency operator, or any failure of any such “911” emergency call while using our network.

Any restructuring, spin-off or divestiture transaction could have a material effect on our business, financial condition, liquidity or results of operations
      As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. We have from time to time investigated a spin-off or divestiture of all or a portion of our international operations, WWI. No decision has been made as to whether to proceed with any transaction relating to our international operations. Any such transaction would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, consent of ALLTEL as required by the terms of the Merger Agreement we entered into in connection with our announced Merger with ALLTEL, favorable market and financing conditions, the tax effects of such a transaction, and any required governmental and third-party approvals.

If we lose any member of our management team, our business could suffer
      We depend on the continued services of our management team. If we fail to retain the services of any member of our senior management, our business, strategy, operations and financial condition may be adversely affected.

Control by management may discourage potential acquisitions of our business and may have a depressive effect on the market price for our Class A Common Stock. Alternatively, management control can influence the success of an acquisition which it favors
      Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible at any time into one share of Class A common stock. John W. Stanton and Theresa E. Gillespie, our Chairman and Chief Executive Officer and our Vice Chairman, respectively, are husband and wife and beneficially represent approximately 41% of the combined voting power of the common stock. In the event the Merger with ALLTEL is not completed, such voting control by such holders and certain provisions of Washington law affecting acquisitions and business combinations, which we have incorporated into our articles of incorporation, may discourage certain transactions involving an actual or potential change of control of us, including transactions in which the holders of Class A common stock might receive a premium for their shares over the then-prevailing market price, and may have a depressive effect on the market price for Class A common stock.
      On the other hand, the voting power held by Mr. Stanton and Ms. Gillespie can significantly impact the success of an acquisition of our business which they may favor, as they have done with respect to our announced Merger with ALLTEL by entering into the Voting Agreement with ALLTEL.

WWI operates in certain countries with significant political, social and economic uncertainties which could have a material adverse effect on its operations in these countries
      WWI accounted for approximately 45%, 35% and 26% of our total revenues for the fiscal years ended 2004, 2003 and 2002, respectively. We operate in countries in a republic of the former Soviet Union, Africa, the Caribbean and South America. These countries face significant political, social and/or economic uncertainties, which could have a material adverse effect on our operations in these areas. These uncertainties include:

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
      There have been periods of civil unrest and violence in Haiti. Since February 2004, Haiti has been ruled by an interim government with support from United Nations peacekeeping troops. During this time, COMCEL’s network has remained operational, with the exception of temporary interruptions in communications services and retail distribution to some parts of the country. These temporary interruptions have not materially impacted COMCEL’s financial results.

WWI encounters significant economic, legal and physical risks by operating abroad
      WWI runs a number of risks by investing in foreign countries including:

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

Our customer growth in Slovenia is negatively impacted by the pricing practices of the state-owned telephone company who is also our competitor
      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers are inhibited from subscribing to Vega’s service since it will be prohibitively expensive for most Slovenians to call them. We believe these pricing practices are anticompetitive and that they violate the regulations of Slovenia and the European Union. If the Slovenian telephone company does not suspend these practices, we may be required to impair our investment in our Slovenian operating company. At December 31, 2004, the net book value of the long-term assets in our Slovenian entity was approximately $100 million.

Certain of the government licenses on which WWI depends could be canceled or revoked, impairing the development of WWI’s operations in these countries, and making WWI liable for substantial penalties
      The licensing, construction, operation and ownership of communications systems, and the granting and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in each of the countries in which WWI’s operating companies conduct business. Our failure or inability to renew these licenses, or if they are renewed on terms and conditions that are less favorable to us than the terms and conditions that are currently in place, may have a material adverse effect on our operations. WWI’s licenses which allow WWI’s operating companies to provide wireless licenses were initially granted for terms of 15, 20 or 25 years and in some cases there are not explicit provisions in the licenses which allow for renewal.
      Under the terms of the Ghana license, WWI’s operating company was required to meet certain customer levels and build-out requirements by February 2002. This company was unable to meet the required customer levels and build-out requirements due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company and all development has been suspended. The National Communication Authority of Ghana has assessed a penalty claim of $71 million for not meeting these build-out requirements. During the course of settlement negotiations, the Government of Ghana has proposed reducing the fine to approximately $25 million. WWI has contested this fine on the basis that the government and the National Communication Authority of Ghana failed to deliver the key commitments of spectrum and interconnection and does not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. The Government has submitted to binding international arbitration and both parties have initiated the appointment of arbitrators.

WWI’s operating results will be impacted by foreign currency fluctuations
      WWI is exposed to risk from fluctuations in international economic conditions and foreign currency rate fluctuations, which could have a material impact on its results of operations and financial condition. Certain of our international subsidiaries have functional currencies other than the United States dollar and their assets and liabilities are translated into United States dollars at exchange rates at the end of a quarterly or annual period. Income and expense items are translated at the average exchange rates prevailing during such period. For net loss periods, a devaluation in the United States dollar would result in an increase in our net loss for such periods.

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
      Our international operations typically lease their headquarters, customer call centers, warehouses, cell sites and switching equipment sites. We consider our international leased facilities to be suitable and adequate for our business operations.

Item 3.	Legal Proceedings
      We, our directors, and ALLTEL are named as defendants in a lawsuit filed on January 12, 2005 in the Superior Court of the State of Washington, County of King at Seattle, arising out of our pending Merger with ALLTEL. The complaint alleges, among other things, that our directors breached their fiduciary duties in approving the merger, and as a result our shareholders will be irreparably harmed in that they will not receive their fair portion of the value of our assets and business and will be prevented from obtaining a fair price for their Western Wireless shares. The complaint also alleges, among other things, that we and ALLTEL have aided and abetted the alleged breaches of fiduciary duties by our directors. The complaint is brought on behalf of a purported class of all holders of our stock who will allegedly be harmed by defendants’ actions. The complaint seeks various forms of injunctive relief, including, among other things; decreeing that the Merger Agreement is unlawful and unenforceable, directing the individual defendants to obtain a transaction which is in the best interests of our shareholders until the process for the sale or auction of us is completed and the highest possible price is obtained, and rescinding the merger to the extent implemented. We and ALLTEL each believe that the allegations of the complaint are without merit.
      As previously disclosed, we are defending two lawsuits filed against us in King County Superior Court in Washington by certain former holders of minority interests in three of our subsidiaries. The lawsuits relate to our acquisition of the remaining minority interests in these three subsidiaries. The plaintiffs alleged a variety of contractual and other claims and sought an unspecified amount of damages. During the course of discovery, the plaintiffs asserted claims for damages in excess of $100 million. In an order dated September 9, 2004, the court granted our motion for summary judgment and dismissed with prejudice plaintiffs’ claims against all defendants. Plaintiffs have filed a notice of appeal with the Court of Appeals for the state of Washington. We believe that plaintiffs’ appeal is without merit and will contest this appeal vigorously. Although litigation is subject to inherent uncertainties, we believe that this litigation will not have a material adverse impact on us.

      As previously disclosed, in October 2004, an affiliate of Vodafone Group PLC who had previously made available an unsecured term loan alleged that tele.ring had breached certain of its obligations under the terms of the loan, which would accelerate the maturity of the loan and cause it to become immediately due and payable. Although tele.ring believed the claim was without merit, in February 2005 we terminated the loan agreement and paid the principal and accrued interest of the term loan. Vodafone withdrew its claims that tele.ring was in breach of its obligations under the term loan, and tele.ring and Vodafone also released one another and their affiliates from any and all claims relating to or arising from the term loan and the other agreements between them. No default interest or other termination penalty was paid in connection with the termination of the term loan.
      In December 2004, the FCC cancelled a proposed forfeiture of $200,000 on Western Wireless for failure to follow environmental requirements in its construction of a cellular antenna tower in Medora, North Dakota. Western Wireless had challenged the FCC’s proposed forfeiture based upon its compliance with all applicable environmental rules in constructing the Medora antenna tower.
      There are no other material, pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.
      See Item 1 — “Business; Governmental Regulation” for a description of our legal proceedings in Ghana and Slovenia.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
      As discussed in Item 1 “Business”, on January 9, 2005, we entered into the Merger Agreement with ALLTEL. On January 7, 2005, the last full trading day prior to the public announcement of the execution of the Merger Agreement, the closing price of our Class A Common Stock was $36.52 per share.

	High	Low

2003
First quarter	$7.91	$5.00
Second quarter	$12.50	$4.55
Third quarter	$21.08	$11.13
Fourth quarter	$21.20	$16.69

2004
First quarter	$27.40	$18.30
Second quarter	$33.51	$20.46
Third quarter	$29.29	$23.75
Fourth quarter	$29.95	$25.89
      We have never declared or paid dividends on our Common Stock and we do not anticipate paying dividends in the foreseeable future. In addition, certain provisions of our domestic credit facility and the indenture for our senior notes (as described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Liquidity and Capital Resources”) contain restrictions on our ability to declare and pay dividends on our Common Stock.
      As of February 28, 2004 there were approximately 182 and 42 shareholders of record of our Class A and Class B Common Stock, respectively.
      There were no sales of unregistered securities or purchases of its common stock made by the Company in 2004.

Item 6.	Selected Financial Data
      The following table sets forth certain selected financial and operating data for us as of and for each of the five years in the period ended December 31, 2004. The selected financial data as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003, and 2002 was derived from our consolidated financial statements and notes thereto which are included elsewhere in this document. The selected financial data as of December 31, 2002, 2001, and 2000 and for each of the years ended December 31, 2001 and 2000 was derived from our consolidated financial statements and notes thereto which are not included in this document. The “other data” is unaudited. All of the data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Consolidated Financial Data(1)

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,917,721	$1,503,747	$1,186,610	$1,037,959	$834,954
Operating expenses	(1,609,373)	(1,343,432)	(1,135,245)	(1,016,791)	(666,076)
Other expenses	(155,105)	(128,045)	(151,659)	(176,266)	(105,530)
Minority interests in net (income) loss of consolidated subsidiaries	(11,454)	4,637	8,107	17,799	2,058

Income (loss) from continuing operations before benefit (provision) for income taxes and change in accounting principle	141,789	36,907	(92,187)	(137,299)	65,406
Benefit (provision) for income taxes	91,087	(37,449)	(121,272)	(49)

Income (loss) from continuing operations before cumulative change in accounting principle	232,876	(542)	(213,459)	(137,348)	65,406
Total discontinued operations			29,639	(5,933)
Cumulative change in accounting principle		(2,231)		(5,580)

Net income (loss)	$232,876	$(2,773)	$(183,820)	$(148,861)	$65,406

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$2.46	$(0.01)	$(2.71)	$(1.74)	$0.84
Discontinued operations			0.38	(0.08)
Cumulative change in accounting principle		(0.02)		(0.07)

Basic income (loss) per share	$2.46	$(0.03)	$(2.33)	$(1.89)	$0.84

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$2.27	$(0.01)	$(2.71)	$(1.74)	$0.81
Discontinued operations			0.38	(0.08)
Cumulative change in accounting principle		(0.02)		(0.07)

Diluted income (loss) per share	$2.27	$(0.03)	$(2.33)	$(1.89)	$0.81

Consolidated Balance Sheets Data:
Total assets	$3,118,801	$2,539,148	$2,421,504	$2,400,288	$2,018,738

Total long-term debt, net of current portion	$2,013,194	$2,172,893	$2,317,070	$2,215,557	$1,926,393

Consolidated Cash Flows Provided By (Used In):
Operating activities	$478,274	$317,773	$154,996	$80,755	$166,971

Investing activities	$(532,213)	$(179,297)	$(308,462)	$(440,694)	$(644,251)

Financing activities	$193,568	$(98,436)	$162,799	$381,979	$468,669

Other Data:
Adjusted EBITDA(2)	$617,741	$450,328	$312,982	$233,796	$314,036
Ending domestic subscribers(3)	1,395,400	1,290,400	1,197,800	1,176,500	1,049,500
Ending consolidated international subscribers(4)	1,783,900	1,194,200	741,300	491,100	85,500

(1)	Certain amounts in 2002 and 2001 consolidated financial data have been reclassified to properly reflect the discontinued operations of TAL, our Icelandic subsidiary.

(2)	EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, net of other, net; (v) (gain) loss on sale of joint venture; (vi) realized (gain) loss on marketable securities; (vii) realized (gain) loss on interest rate hedges; (viii) loss on extinguishment of debt; (ix) minority interests in net (income) loss of consolidated subsidiaries; (x) discontinued operations; and (xi) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Domestic subscribers include postpaid, prepaid and reseller subscribers.

(4)	International consolidated subscribers include prepaid and postpaid mobile subscribers and exclude fixed lines.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Unless the context requires otherwise, “Western Wireless,” “the Company,” “we,” “our” and “us” include us and our subsidiaries.
Merger Announcement
      On January 9, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ALLTEL Corporation (“ALLTEL”) and Wigeon Acquisition LLC, a direct wholly-owned subsidiary of ALLTEL (“Merger Sub”), providing for, among other things, the merger of Western Wireless with and into Merger Sub (the “Merger”).
      In the Merger, each share of Western Wireless Class A Common Stock and Class B Common Stock (collectively, the “Western Wireless Common Stock”) will be exchanged for a combination of 0.535 shares of ALLTEL common stock and $9.25 in cash. In lieu of that combination, Western Wireless shareholders may elect to receive either 0.7 shares of ALLTEL common stock or $40.00 in cash for each share of Western Wireless Common Stock; however, both of those elections will be subject to proration to preserve an overall mix of $9.25 in cash and approximately, but not less than, 0.535 shares of ALLTEL common stock for all of the outstanding shares of Western Wireless Common Stock taken together.
      Consummation of the Merger is subject to certain conditions, including: (i) the effectiveness of ALLTEL’s registration statement for its shares of common stock to be issued in the Merger; (ii) the approval and adoption of the Merger and the Merger Agreement by the holders of Western Wireless Common Stock representing two-thirds of all the votes entitled to be cast thereon; and (iii) the receipt of regulatory approvals, including the approval of the Federal Communications Commission (“FCC”) and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). On February 23, 2005, we and ALLTEL each received an additional request for information and documentary materials (a “Second Request”) from the U.S. Department of Justice. The HSR Act provides that the transaction may not close during a waiting period of 30 calendar days following certification by Western Wireless and ALLTEL that they have substantially complied with the Second Request.
      Contemporaneously with entering into the Merger Agreement, ALLTEL entered into a voting agreement (“the Voting Agreement”) with the following holders of Western Wireless Common Stock: John W. Stanton, Theresa E. Gillespie, The Stanton Family Trust, PN Cellular, Inc. and Stanton Communications Corporation (see Part III Item 10 — “Directors and Executive Officers of the Registrant” and Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). All of the shares of Western Wireless common stock beneficially owned by these shareholders, representing approximately 41% of the number of votes entitled to be cast, are subject to the Voting Agreement. Each of these shareholders is obligated by the Voting Agreement to vote its shares in favor of the approval and adoption of the Merger Agreement and the Merger.
      The Merger Agreement contains certain termination rights for each of Western Wireless and ALLTEL and further provides that, in the event of termination of the Merger Agreement under specified circumstances followed by an agreement by the Company to enter into an alternative transaction under specified circumstances, Western Wireless may be required to pay to ALLTEL a termination fee of $120 million.
Overview
      We provide wireless services, under the CellularONE® and Western Wireless® brand names, to approximately 1.4 million subscribers in the western United States using multiple digital and analog technologies. We operate in 88 Rural Service Areas (“RSAs”) and 19 Metropolitan Service Areas (“MSAs”) with a combined population of approximately 11.5 million people. Our network is one of the nation’s largest wireless communications systems, covering approximately 25% of the continental United States in 19 western states.

      Our cellular network operates over radio frequencies licensed by the FCC. We own 25 MHz of spectrum in the 800 MHz band throughout our markets supplemented by 1900 MHz spectrum utilized for the capacity needs of our subscribers, and to meet the needs of our roaming partners.
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
      We have roaming agreements with the four largest wireless carriers in North America, including Cingular Wireless LLC (“Cingular”), which recently acquired AT&T Wireless Services, Inc. (“AT&T Wireless”), T-Mobile USA, Inc. (“TMO”), Verizon Wireless Corporation (“Verizon”) and Sprint PCS Corporation (“Sprint”). These agreements allow their customers to roam on our network and allow our subscribers to utilize those carriers’ networks. Similarly, these agreements provide attractive rates to us for our customers who roam in areas outside our wireless network.
      We own approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and other operating companies, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries: Austria, Ireland, Slovenia, Bolivia, Haiti and Ghana. We also have an equity interest in Georgia. In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.
      We believe it is important to manage our business using certain key factors both domestically and internationally. In addition to Adjusted EBITDA, discussed later (see “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”), the following key factors, among other things, are key indicators monitored by management in assessing the performance of our domestic and international businesses:

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
      Gross postpaid and prepaid subscriber additions represent the number of new subscribers we are able to add during the year. Growing our subscriber base by adding new subscribers is a fundamental element of our long-term growth strategy. We must maintain a competitive offering of products and services to sustain our subscriber growth.
      Net subscriber additions represent the number of subscribers we were able to add to our service during the year after deducting the number of disconnected or terminated subscribers. By monitoring our growth against our forecast, we believe we are better able to anticipate our future operating performance.

      Churn represents the percentage of subscribers that disconnect or are terminated from our service relative to our customer base or where there is a lack of usage by prepaid customers for a prescribed period of time. We monitor and seek to control churn so that we can grow our business without incurring the significant sales and marketing costs needed to replace disconnected subscribers. We must continue to ensure that we offer excellent network quality and customer service so that our churn rates remain low.
      Our annualized incremental penetration measures the growth of our subscriber base relative to the population in our markets. Annualized incremental penetration also provides a means of comparing our growth rate against that of our peers. While acceleration in our growth rates typically results in higher current sales and marketing costs (see discussion below), it should result in higher long-term revenues and profitability.
      Average minutes of use (“MOU”) per subscriber represent how much our customers utilize our service offerings. We monitor growth in MOUs to ensure that the access and overage charges we are collecting are consistent with that growth. In addition, growth in subscriber usage may indicate a need to invest in additional network capacity.
      Average revenue per subscriber (“ARPU”) represents the average monthly subscriber revenue generated by a typical subscriber (defined as subscriber revenues divided by average number of subscribers). We monitor trends in ARPU to ensure that our rate plans and promotional offerings are attractive to customers and cost-effective. The majority of our revenues are derived from subscriber revenues. Subscriber revenues include: monthly access charges; charges for airtime used in excess of plan minutes; Universal Service Fund (“USF”) support payment revenues; USF collection revenues received from customers; long distance revenues derived from calls placed by our customers; international prepaid revenues; international interconnect revenues; and other charges such as activations, voice mail, call waiting and call forwarding.
      Roamer revenues result from providing service to customers of other wireless carriers when those subscribers “roam” into our markets and use our network to carry their calls. The per minute rate paid by a roamer is established by an agreement between us and the roamer’s wireless provider. The amount of roaming revenue we generate is often dependent upon usage patterns, rate plan mix and technology mix of our roaming partners. Usage patterns by our roaming partners can be difficult to predict so we closely monitor trends in roaming revenues.
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
      General and administrative costs include administrative costs associated with maintaining subscribers, including customer service and other centralized support functions. General and administrative expenses also include billing costs, subscriber bad debt, insurance and property taxes. General and administrative monthly cost per average subscriber represents monthly general and administrative costs divided by average subscribers. We monitor for unaccounted growth in this metric. Typically we should be able to realize economies of scale with a growing subscriber base; however, certain regulatory mandates such as wireless number portability, enhanced 911 (“E911”) and internal control documentation, testing and auditing under Sarbanes-Oxley require overhead expenditures for which limited or no cost recovery exists.
      Sales and marketing costs include costs associated with acquiring a subscriber, including: direct and indirect sales commissions, salaries, advertising and promotional expenses and all costs of retail locations. Equipment sales consist of wireless handset and accessory sales to customers. We typically sell handsets below cost and regard these losses as a cost of building our subscriber base. Cost of equipment sales consists of the costs related to handset and accessory sales to customers. Cost of equipment sales also includes the cost of handsets associated with customer retention that occurs with the signing of an extended service agreement and the cost of handsets related to migrating customers to digital service on a free or discounted basis. When cost per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of subscriber additions) are discussed, the revenue and costs from handset sales are included with sales and marketing costs because such measure is commonly used in the wireless industry. We monitor our CPGA to ensure that we are adding customers profitably and to ensure the fixed and variable components of our sales and marketing strategy are performing as planned.
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

Accounts Receivable:
      We must make estimates of the collectability of our subscriber accounts receivable. Management analyzes historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates or if actual experience differs from estimates. Based on our allowance for doubtful accounts at December 31, 2004, a hypothetical increase or decrease of 10% in the estimate would increase or decrease our consolidated general and administrative expense by approximately $0.8 million or $1.5 million, respectively.

Intangible Assets:
      Our domestic licenses meet the definition of indefinite life intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, impairment must be assessed at least annually, or when indications of impairment exist, on our domestic licenses. We assess impairment by comparing the carrying value of the assets to the fair value. The fair value of our domestic licenses is estimated using the discounted present value of expected future cash flows. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made by us are based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. Based on our estimate of the fair value performed in 2004, a 10% increase or decrease in the discount rate used would not have indicated our licenses were impaired or resulted in a change to our consolidated balance sheet or statement of operations and comprehensive income (loss).

Property and Equipment:
      Property and equipment are stated at cost, net of accumulated depreciation. To determine the appropriate depreciation period, we must estimate the useful lives of the long-lived assets. Depending on the type of asset or the type of technology, lives for: (i) buildings and improvements range from 5 to 40 years; (ii) wireless communications systems range from 3 to 20 years; and (iii) furniture and equipment range from 3 to 5 years.

Based on our weighted average useful life at December 31, 2004, a hypothetical 10% increase or decrease in the weighted average useful life would decrease or increase our consolidated depreciation, amortization and accretion expense by $23.6 million and $28.8 million, respectively.

Long-lived Assets:
      We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider which could trigger an impairment review include significant underperformance relative to anticipated minimum future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. In 2004, we conducted an impairment analysis for our investment in Slovenia and determined that an impairment did not exist. We conducted the impairment test because our largest competitor in Slovenia, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anti-competitive and that they violate regulations of Slovenia and the European Union. As part of our impairment analysis, our estimates assume these regulations will change now that Slovenia has joined the European Union. However, if the Slovenian telephone company is not required to suspend these practices or there is an extended delay in their suspension, we may be unable to realize a return on our investment and may be required to impair our investment in our Slovenian operating company. At December 31, 2004, the net book value of the long-term assets in our Slovenian entity was approximately $100 million.

Operating Leases:
      We have operating leases for cell site locations, administrative offices and retail facilities. Our cell site leases typically are for one five year period and include one to five renewal options. For purposes of calculating straight-line rents as defined under SFAS No. 13 “Accounting for Leases” (“SFAS No. 13”) we have determined that the appropriate lease life to apply to our leases with renewal options is one initial term and two renewal periods because at the inception of a lease, renewal beyond two renewal options is not reasonably assured. A 10% change in our lease term assumption utilized for calculating straight-line rents would result in an approximately $0.8 million increase or decrease in cost of service expense.

Accounting for Income Taxes:
      We have historically had sufficient uncertainty regarding the realization of our deferred tax assets, including a history of recurring operating losses, that we have recorded a valuation allowance for the deferred tax assets of the Company. In the fourth quarter of 2004, we determined that we had adequate evidence that it is more likely than not that we will realize deferred tax assets for U.S. federal and certain state income tax purposes. As a result, we have released the valuation allowance on these deferred tax assets. We have continued to record a valuation allowance on certain federal and state deferred tax assets and all of our foreign net deferred tax assets, as we do not have sufficient evidence that they will be realized. To determine if a valuation allowance is necessary for each jurisdiction, we must estimate several items including: (i) our future taxable income, (ii) the timing of future reversals of deferred tax assets and deferred tax liabilities, and (iii) the likelihood that we will be able to realize our deferred tax assets, which are primarily related to federal, state and foreign net operating loss carryforwards. Based on our estimates at December 31, 2004, a hypothetical 10% increase or decrease in our estimated future taxable income would not change our valuation allowance on our U.S. jurisdictional deferred tax assets or our foreign net deferred tax assets. Based on our estimates at December 31, 2004, a hypothetical 10% increase or decrease in our estimated future taxable income would result in a $1.0 million increase or decrease in our state net operating loss carryforward valuation allowance for those states in which a valuation allowance is still required.

Internal Controls over Financial Reporting

Material Weakness in Accounting for Income Taxes
      Until the fourth quarter of 2004, we provided a valuation allowance against substantially all of our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of net operating losses that we had incurred since inception. Based upon current operating performance and our expectation that we can generate sustainable income for the foreseeable future, we now believe that substantially all our U.S. deferred tax assets will more likely than not be fully realized. As a result, we reversed substantially all of the deferred tax asset valuation allowance against our U.S. deferred tax assets in the fourth quarter of 2004.
      During the year end audit, our independent registered public accounting firm found our calculation of the benefit (provision) for income taxes to be in error, resulting in an audit adjustment recorded in the fourth quarter of 2004. The impact of the audit adjustment to the benefit (provision) for income taxes was a net $2.8 million, or 1.2% of net income. The audit adjustment was primarily related to the calculation of deferred income tax assets and liabilities on non-routine transactions, aspects of which required complex application of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). This audit adjustment had an impact to our fourth quarter of 2004 benefit (provision) for income taxes because of the reversal of substantially all of our valuation allowance in the fourth quarter.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over accounting for income taxes and the determination of deferred income tax assets and liabilities, foreign income taxes payable and the benefit (provision) for income taxes. Specifically, the Company did not have effective controls to (i) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, new accounting pronouncements and new state, federal or international tax legislation; and (ii) ensure appropriate preparation and review of the benefit (provision) for income taxes and the components of deferred income tax assets and liabilities and foreign income taxes payable. These control deficiencies resulted in an audit adjustment to the 2004 financial statements but they did not result in the restatement of the Company’s annual or interim financial statements. Additionally, these control deficiencies could result in a misstatement to deferred income tax assets and liabilities, foreign income taxes payable or the benefit (provision) for income taxes resulting in a material misstatement to the annual or interim financial statements. Accordingly, management has determined that these control deficiencies constitute a material weakness. Because of this material weakness, management has concluded that its internal control over financial reporting was not effective as of December 31, 2004, based on criteria in “Internal Control — Integrated Framework” issued by the COSO.
      In order to remediate the material weakness we (i) have engaged our U.S. and foreign tax consultant on a more comprehensive basis, to provide both U.S. and foreign tax expertise and SFAS 109 expertise; (ii) have commenced a search for additional qualified personnel with U.S. and foreign tax expertise, as well as SFAS 109 experience; and (iii) are improving our system of internal controls over evaluating the income tax implications of non-routine business transactions, new accounting pronouncements and new state, federal and international tax legislation for appropriate treatment and the review of consolidated benefit (provisions) for income taxes. We believe that these remediation measures when implemented will address this material weakness and will also allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.

Restatement
      During the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we determined that the accounting for certain direct labor costs associated with network construction in our international operations required correction. Specifically, we determined that certain of these costs, which had originally been recorded as operating expenses in prior periods should have been capitalized and depreciated. The cause of this capitalization error was inconsistent application of our corporate accounting policies at our international operations. As a result, we restated our financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003. We also restated financial information for the quarters ended June 30 and March 31, 2004. The restated financial information also reflected other corrections which individually, or taken together, were not significant enough to necessitate a restatement for the affected periods. These corrections include adjustments for (i) the capitalization of interest costs associated with certain of our international operations during 2001; (ii) the increase of cash and cash equivalents and accounts payable, by the same amounts, in 2001 and 2002; (iii) the reclassification to cash and cash equivalents of certain cash which had been considered restricted and recorded as prepaid expenses and other current assets in 2002; (iv) the recognition in the fourth quarter of 2002 of an incremental impairment (and the tax effects related thereto) originally recorded in the first quarter of 2003 arising from disposition of our Arizona 6 RSA; (v) the recognition of interconnection and universal service fund revenue and related expenses by certain of our international operations in the fourth quarter of 2003 previously recognized in the first half of 2004; (vi) the reclassification of a portion of activation fee revenue from subscriber revenue to equipment revenue in the third and fourth quarters of 2003; (vii) the recognition and recording of withholding tax on certain international management fee revenue in 2003 and 2002; and (viii) the reclassification of non-cash charges related to certain interest rate hedges from other comprehensive income to other income in the fourth quarter of 2003 previously recognized in the first quarter of 2004. These adjustments and capitalization of the direct labor costs referenced above have also resulted in adjustments to depreciation, amortization and accretion expense; minority interests; foreign currency translation; and the provision for income taxes.
      In conjunction with these corrections, we identified a weakness in our internal control over financial reporting related to (i) deficiencies in the design of the internal control structure and competencies within the accounting and financial reporting function at our international operations; (ii) deviations from established processes and procedures by the accounting and financial reporting functions at certain of our international operations; (iii) deficiencies in communication and understanding of a triggering event that may imply an impairment in our corporate development department; and (iv) deficiencies in review of certain hedge related schedules.
      The Company has implemented a remediation plan to address these internal control deficiencies. The elements of this remediation plan include: (i) increased staffing with additional personnel in our international operations trained in accounting and financial reporting under U.S. GAAP; (ii) improved distribution of U.S. GAAP accounting policies and the Company’s internal accounting policies and procedures, position statements and research memoranda to the Company’s international operations; (iii) enhanced training for our international finance and accounting personnel on U.S. GAAP, the Company’s accounting and financial reporting policies and procedures, and methods to research U.S. GAAP issues and the proper documentation of that research; (iv) modifications to our reporting structure to ensure that the chief financial officer or the functional equivalent thereof at each international operation reports directly to WWI’s chief financial officer on all matters related to compliance with U.S. GAAP; (v) enhanced quarterly reporting from the Company’s international operations designed to identify and disclose any U.S. GAAP compliance issues; (vi) improved oversight by accounting personnel at the Company headquarters to identify any deviations from the Company’s accounting policies; (vii) improved financial controls surrounding market dispositions by implementing quarterly disclosure meetings with our Vice President of Corporate Development and by providing additional training on identifying triggering events that may imply an impairment; and (viii) reemphasized procedures regarding the preparation of financial statement schedules, including two levels of review.
Results of Domestic Operations for the Years Ended December 31, 2004, 2003 and 2002
      We had 1,395,400 domestic subscribers at December 31, 2004, an 8.1% increase during 2004. We had 1,290,400 domestic subscribers at December 31, 2003, a 7.7% increase during 2003. We had 1,197,800 domestic subscribers at December 31, 2002, a 1.8% increase during 2002. At December 31, 2004 and 2003, approximately 7% and 5% of our domestic subscribers, respectively, were with a mobile virtual network operator (“MVNO”) (formerly referred to as a reseller). As of December 31, 2004, prepaid subscribers represented approximately 1.5% of our customer base. In 2004, we began including prepaid subscribers in our customer base. The inclusion of prepaid subscribers in our customer base recognizes 6,200 prepaid subscribers that we served but had not previously included in our reported domestic subscriber statistic.
      The following table sets forth certain financial data as it relates to our domestic operations:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues:
Subscriber revenues	$790,436	$705,081	$609,406
Roamer revenues	205,504	217,397	228,878
Equipment sales	60,141	45,131	41,937
Other revenues	1,937	2,628	3,483

Total revenues	$1,058,018	$970,237	$883,704
Operating expenses:
Cost of service	$188,492	$170,499	$176,584
Cost of equipment sales	98,410	88,178	79,162
General and administrative	203,070	173,587	144,666
Sales and marketing	130,419	117,729	115,678
Depreciation, amortization and accretion	169,891	200,438	194,003
Asset dispositions		4,850	24,094
Stock-based compensation, net		2,182	1,328

Total operating expenses	$790,282	$757,463	$735,515
Adjusted EBITDA	$437,627	$420,244	$367,614
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
      In 2004, we revised our accounting for certain operating leases that contain fixed rental increases to recognize lease expense on a straight-line basis over the lease term in accordance with SFAS No. 13, as amended, and related pronouncements. In addition, we modified the lives of certain categories of assets to conform to the lease terms which impacted our depreciation expense. Pursuant to the revised accounting for our leases and assets we recorded out-of-period adjustments to cost of service expense and depreciation expense in 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or financial statement line items. The adjustments were recorded in 2004 and no prior years were adjusted. The impact to our domestic operations of the out-of-period adjustments to 2004 was to increase cost of service expense by $4.1 million and to decrease depreciation expense by $1.5 million.
      Beginning in the third quarter of 2003, we include amounts collected from our customers for federal and state universal service fund assessments as a component of subscriber revenues. The subsequent remittances to the universal service fund are recorded in general and administrative expenses. The amounts included in subscriber revenues were $26.9 million and $12.9 million for the years ended December 31, 2004 and 2003, respectively. The amounts included in general and administrative expenses approximated revenues for each of the years ended December 31, 2004 and 2003. Because the amount was not material to our previously reported revenues, expenses or net loss, we have not changed the presentation in prior periods.
Domestic Revenues
      The increase in subscriber revenues in each year was due primarily to growth in year-over-year subscribers coupled with an increase in ARPU. ARPU was $49.06, $47.23 and $42.78 in 2004, 2003 and 2002,

respectively. The increase in ARPU in 2004 compared to 2003 was due primarily to: (i) an increase in the regulatory charge to our customers, which is intended to recover the cost of certain unfunded government mandates such as wireless number portability and E911, which contributed $0.88 to the increase in ARPU; and (ii) the inclusion in subscriber revenue of USF collections which began in the third quarter of 2003 and which contributed $0.81 to the increase in ARPU for the year ended December 31, 2004. The increase in ARPU in 2003 compared to 2002 was due to many factors including: (i) the receipt of federal USF payments as an Eligible Telecommunications Carrier (“ETC”) for certain of our traditional mobile services customers, which contributed $2.23 to the increase in ARPU; (ii) the inclusion in subscriber revenue of USF collections, which began in the third quarter of 2003 and which contributed $0.86 to the increase in ARPU for the year ended December 31, 2003; and (iii) the initiation of a regulatory charge to recover the cost of certain unfunded government mandates, as previously discussed. We expect subscriber revenues to increase in 2005 as a result of subscriber growth. We expect that ARPU in 2005 will decrease slightly compared to 2004 due to industry wide growth in: (i) partner plans that share minutes with an existing plan at lower recurring monthly access rates; (ii) popularity of wholesale distribution programs, such as MVNOs; and (iii) prepaid plans that typically have lower revenues but offer flexible plans that appeal to individuals not interested in monthly postpaid services.
      The decrease in roamer revenues in 2004 compared to 2003 was due to a $47.8 million decrease related to lower per minute roaming rates, partially offset by an increase of $35.9 million related to an increase in roamer MOUs. The increase in roaming traffic was due to the launching of GSM roaming services in late 2003 along with an increase in CDMA roamer MOUs. The lower revenue per minute was primarily the result of scheduled rate decreases between carriers coupled with a new lower contracted TDMA roaming rate with AT&T Wireless that became effective July 2004. Prior to the consummation of the merger between AT&T Wireless and Cingular in October of 2004, we amended our TDMA roaming agreement with AT&T Wireless to provide that AT&T Wireless will continue to prefer our network in a significant majority of our markets for TDMA roaming services in exchange for a lower per minute rate. Our TDMA roaming agreement with AT&T Wireless will continue to remain in effect for former AT&T Wireless customers until 2006. Our GSM roaming agreement with Cingular expires in March 2008. The merger is expected to accelerate AT&T Wireless customer migration to GSM. The rates contained in our TDMA and GSM roaming agreements are substantially the same for AT&T Wireless and Cingular. We do not anticipate the Cingular and AT&T Wireless merger to have a material impact on our roaming traffic.
      The decrease in roamer revenues in 2003 compared to 2002 was due to an $81.3 million decrease related to lower per minute roaming rates, partially offset by an increase of $69.8 million related to increased roamer MOUs. The lower revenue per minute was primarily the result of scheduled rate decreases charged between carriers. The increase in roaming traffic was mainly due to increased volume resulting from new contracts signed in 2002 with Verizon and Cingular.
      In August 2004, we purchased from Wireless Co, L.P. (“Sprint PCS”) for a nominal amount of cash, certain domestic FCC licenses to expand our wireless network in Montana. In conjunction with the license purchase, we have agreed to provide roaming services and to meet certain build out commitments for Sprint PCS. Sprint PCS has agreed to prefer our Montana network for its customers and to purchase wireless service from us for resale to Qwest Wireless LLC through 2009.
      We expect roamer revenues in 2005 to be down slightly from 2004 with contractual rate decreases being mostly offset by growth in minutes with GSM and CDMA roaming partners.
      Equipment sales have increased over each of the past two years. The increase in 2004 compared to 2003 was due to an increase in the number of handsets sold coupled with an increase in the average revenue per handset sold. The increase in the volume of handsets sold was due mainly to an increase in gross subscriber additions. The increase in the average revenue per handset sold was due to selling more handsets that support new features in our “Hello2Pix”, “Hello2Txt” and “Hello2Web” offerings. These handsets typically have a higher selling price. The increase in equipment sales in 2003 compared to 2002 was due to an increase in the number of handsets sold partially offset by a decrease in the average revenue per handset sold. The decrease in the average revenue per handset sold was mainly the result of lower promotional pricing for subscribers who enter into a two-year service contract with us. In 2005, we expect to continue to offer promotional pricing to subscribers who enter into two-year service contracts with us. We further expect we will continue to offer handsets that support new products and features.
Domestic Operating Expenses
      The increase in cost of service in 2004 compared to 2003 was due primarily to an increase in the volume of subscriber and roamer MOUs partially offset by a decrease in cost of service per MOU. Cost of service per MOU decreased to $0.019 per MOU for the year ended December 31, 2004 compared to $0.022 for the same period in 2003. The decrease in cost of service per MOU in 2004 as compared to 2003 was due primarily to a decrease in per minute interconnection costs. In addition, we experienced decreased per minute off-network roaming costs for our customers as a result of lower contractual rates. The decrease in cost of service in 2003 compared to 2002 was due primarily to a decrease in interconnection costs and decreased off-network roaming costs for our customers as a result of lower contractual rates. These savings were partially offset by increased costs associated with supporting growth in the number of subscriber and roamer MOUs and the out-of-period adjustment in our accounting for certain operating leases previously discussed. Cost of service per MOU decreased to $0.022 per MOU in 2003 compared to $0.030 in 2002. We expect cost of service dollars to increase in 2005 compared to 2004 to support the expansion of GSM in our network and to support the growth in network MOUs. We expect cost of service per MOU will decline slightly in 2005 compared to 2004.
      The increase in cost of equipment sales in 2004 compared to 2003 was due to an increase in the volume of handsets sold and an increase in the average per unit cost of handsets sold. The increase in the volume of handsets sold was mainly due to an increase in gross subscriber additions. The increase in the average per unit cost year-over-year was due to the increased technological requirements to support new features in our “Hello2Pix”, “Hello2Txt” and “Hello2Web” offerings. The increase in cost of equipment sales in 2003 compared to 2002 was primarily the result of an increase in the volume of handsets sold partially offset by a decrease in the average per unit cost of handsets sold. We experienced a decrease in the year-over-year average per unit cost in 2003 as the types of handsets we offered remained relatively stable coupled with some price declines from vendors. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.
      General and administrative costs increased in each of 2004 and 2003. Our general and administrative monthly cost per average subscriber increased to $12.60 in 2004 compared to $11.63 in 2003 and $10.15 in 2002. The increase in general and administrative monthly cost per average subscriber in 2004 compared to 2003 was due primarily to the inclusion of USF remittances in general and administrative expense beginning in the third quarter of 2003, which contributed $0.74 to the year-over-year increase. Further increasing our monthly general and administrative expense per average subscriber in 2004 were increased employee, consulting and audit costs required to comply with Sarbanes-Oxley legislation and wireless number portability. The increase in general and administrative monthly cost per average subscriber in 2003 compared to 2002 was due primarily to the inclusion of USF remittances, as previously discussed, which contributed $0.86 to the year-over-year increase, coupled with an increase in bad debt expense. As a result of the Merger, the company has entered into commitments for employee retention payments and legal fees of approximately $25 million. Approximately $5 million of these payments are contingent upon the closing of the Merger. Accordingly, we anticipate general and administrative costs and monthly general and administrative cost per average subscriber to be higher in 2005 as compared to 2004.
      The increase in sales and marketing costs in 2004 compared to 2003 was due to an increase in costs to support an increased number of retail locations and an increase in advertising expenses. The increase in sales and marketing costs in 2003 compared to 2002 was due to an increase in variable costs such as direct commissions and dealer related costs. CPGA was $375, $394 and $424 in 2004, 2003 and 2002, respectively. The decrease in CPGA in 2004 compared to 2003 was due primarily to decreases in retention costs and an improvement in equipment margins on a per gross addition basis. The decrease in CPGA in 2003 compared to 2002 was due to an improvement in equipment margins and a reduction in advertising and store occupancy costs on a per gross addition basis. These decreases were partially offset by increases, on a per gross addition basis, in retention and commission costs. We include costs to retain a subscriber in our CPGA. These retention costs had a $47, $61 and $49 impact on CPGA for 2004, 2003 and 2002, respectively. We expect CPGA to decrease in 2005 compared to 2004 as we expect to increase our gross additions year-over-year while holding our sales and marketing costs, including losses on equipment sales, relatively flat.
      Depreciation, amortization and accretion expense decreased in 2004 compared 2003. The decrease was due primarily to an increase in fully depreciated assets such as analog radios. The increase in fully depreciated assets was partially offset by depreciation related to new asset additions. Depreciation, amortization and accretion expense increased in 2003 compared to the same period in 2002 due primarily to the acceleration of depreciation as we consolidated and decommissioned certain switching assets.
      The asset dispositions loss in 2003 resulted from recording a $4.9 million incremental impairment charge related to the sale of our Arizona 6 RSA. The sales price of this RSA reflected that future cash flows would be less than the carrying value of the license. Accordingly, we recorded an impairment related to this RSA in our consolidated statements of operations and comprehensive income (loss). This transaction closed during the third quarter of 2003.
      The asset dispositions loss in 2002 resulted from recording a $17.8 million impairment charge related to the exploration and sale of the Arizona 6 RSA discussed above. We also recognized a charge of approximately $7.6 million for the year ended December 31, 2002 related to the disposition of certain of our paging assets. These charges were partially offset by a gain of approximately $1.3 million resulting from the sale of certain Specialized Mobile Radio and Competitive Local Exchange Carrier assets.
Domestic Adjusted EBITDA
      Domestic Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) increased in each of 2004 and 2003 primarily as a result of increased revenues that were partially offset by increased operating expenses. Our operating margin (domestic Adjusted EBITDA as a percentage of service revenues) was 43.9%, 45.4% and 43.7% in 2004, 2003 and 2002, respectively. The inclusion of USF collections in revenues during 2004 and 2003 reduced our operating margins by 1.2% and 0.6%, respectively. We expect domestic Adjusted EBITDA to be relatively flat in 2005 due to Merger related expenses, discussed above.
Results of International Operations for the Years Ended December 31, 2004, 2003 and 2002
      The following discussions include the results of WWI and our international operating segments for the years ended December 31, 2004, 2003 and 2002. WWI has operating segments consisting of each country in which it operates; however, Austria is our only reportable segment under the guidance of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Operating results related to Austria are separately disclosed where meaningful. Operating revenues and expenses and subscriber information exclude the operations of WWI’s Icelandic business, TAL. The sale of TAL was completed in November 2002. Since TAL represented a component of our business with distinguishable cash flows and operations, it is presented in the accompanying consolidated financial statements as discontinued operations. Our 2002 statement of operations and balance sheet were reclassified accordingly.
      U.S. headquarter functions of WWI and majority owned consolidated subsidiaries, except for our Ghanaian entity, are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag.
      Our international consolidated operations offer postpaid and prepaid mobile services in Austria, Ireland, Slovenia, Bolivia and Haiti and fixed line service in Austria and Ghana. We ended 2004 with 1,783,900 consolidated international subscribers, compared to 1,194,200 consolidated international subscribers at December 31, 2003, an increase of 49%. Of these consolidated international subscribers, Austria ended 2004 with 904,300 subscribers, compared to 634,200 at December 31, 2003, an increase of 43%. Consolidated international subscribers increased 452,900 or 61% during 2003 from 741,300 subscribers at December 31, 2002. Austria represented 46% and 65% of the increase in consolidated international subscribers for 2004 and

2003, respectively. As of December 31, 2004, 2003 and 2002, approximately 42%, 44% and 33%, respectively, of our consolidated international subscribers were postpaid customers. As of December 31, 2004, 2003 and 2002, approximately 79%, 78% and 63%, respectively, of our Austrian subscribers were postpaid customers. As of December 31, 2004, we had 130,400 fixed lines, of which Austria represented 98%.
      The following table sets forth certain financial data as it relates to our international operations:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues:
Subscriber revenues	$729,235	$400,583	$201,280
Roamer revenues	46,579	45,634	29,057
Fixed line revenues	47,608	56,613	55,751
Equipment sales	21,985	18,772	11,695
Other revenues	14,296	11,908	5,123

Total revenues	$859,703	$533,510	$302,906
Operating expenses:
Cost of service	$334,725	$249,299	$179,995
Cost of equipment sales	90,538	72,801	39,487
General and administrative	104,148	77,624	68,896
Sales and marketing	150,178	103,702	69,160
Depreciation, amortization and accretion	100,779	73,780	47,642
Stock-based compensation, net	38,723	8,763	(5,450)

Total operating expenses	$819,091	$585,969	$399,730
Adjusted EBITDA	$180,114	$30,084	$(54,632)
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
      In 2004, we revised our accounting for certain operating leases that contain fixed rental increases to recognize lease expense on a straight-line basis over the lease term in accordance with SFAS No. 13, as amended, and related pronouncements. In addition, we modified the lives of certain categories of assets to conform to the lease terms which impacted our depreciation expense. Pursuant to the revised accounting for our leases and assets we recorded out-of-period adjustments to cost of service expense and depreciation expense in 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or financial statement line items. The adjustments were recorded in 2004 and no prior years were adjusted. The impact to our international operations of the out-of-period adjustments to 2004 was to increase cost of service expense and depreciation expense by $0.5 million and $0.8 million, respectively.
      Because our subsidiary, WWI, has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the year ended December 31, 2004 reflect the effects of a 9% average appreciation of the euro compared to the U.S. dollar in 2003. The results of operations for the year ended December 31, 2003 reflects the effect of a 17% average appreciation of the euro compared to the U.S. dollar for the same period in 2002. These changes in the euro compared to the U.S. dollar had a comparable increase to both revenues and operating expenses. Our European subsidiaries, in aggregate, represented approximately 84%, 85% and 81% of total international consolidated revenues in 2004, 2003, and

2002, respectively. We cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.
International Revenues
      Subscriber revenues increased in each of 2004 and 2003 due primarily to: (i) an increase in the number of subscribers across most of our markets; (ii) an increase in ARPU; and (iii) the strengthening of the euro compared to the U.S. dollar. International ARPU was $40.81, $34.49, and $27.22 in 2004, 2003 and 2002, respectively. The increase in international ARPU in 2004 was primarily a result of an $8.90 increase in ARPU in Austria, resulting from an increase in average postpaid subscribers who generally generate higher service revenue than prepaid subscribers. Further, the strengthening of the euro accounted for $2.87 of the increase in international ARPU and $4.61 of the increase in Austrian ARPU for 2004 compared to 2003. The increase in international ARPU in 2003 compared to 2002 was mainly due to a $15.47 increase in ARPU in Austria. Austrian ARPU increased in 2003 primarily as a result of an increase in the proportion of postpaid to total subscribers. The strengthening of the euro accounted for $4.13 of the increase in international ARPU and $6.15 of the increase in Austrian ARPU for 2003 compared to 2002. The increase in the Austrian ARPU offset a $1.15 decline in ARPU in our other markets during 2003 compared to 2002. We anticipate continued growth in subscriber revenues, exclusive of changes in currency exchange rates, as we add international subscribers and expect ARPU to remain relatively constant in 2005.
      The increase in roamer revenues in 2004 compared to 2003 was due primarily to the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro compared to the U.S. dollar offset an actual 8% decline in roamer revenues in 2004 compared to 2003. This decline is primarily the result of a reduction in roamer revenues in Austria due to special roaming agreements between Austria’s competitors and their related foreign entities which offer heavily discounted rates making it more attractive to route traffic through competing networks. The increase in roamer revenues in 2003 compared to 2002 was due primarily to expanded coverage throughout Ireland and in key tourist areas in Austria and the strengthening of the euro compared to the U.S. dollar. Austria represented 78% of the increase in international roaming revenues in 2003. We expect roamer revenues, exclusive of changes in currency exchange rates, to decline slightly in 2005 compared to 2004 as a result of the increased competitor discounting of roamer rates in Austria.
      Fixed line revenues decreased in 2004 compared to 2003 as a result of an increase in average fixed line monthly churn in Austria due to limited marketing activity by our Austrian subsidiary and a general decline in the fixed line industry, partially offset by the strengthening of the euro compared to the U.S. dollar. Fixed line revenues increased slightly in 2003 compared to 2002 primarily as a result of the strengthening of the euro compared to the U.S. dollar, which offset an actual decline in fixed line revenue in the local currency caused by a decline in the number of fixed lines in Austria. We expect fixed line revenues, exclusive of changes in currency exchange rates, to decline in 2005 as compared to 2004 as a result of our continued limited marketing activity and focus on the wireless business in Austria.
      Equipment sales increased in each of 2004 and 2003 due primarily to selling more handsets primarily in Austria and Ireland, and the strengthening of the euro compared to the U.S. dollar. These increases were partially offset by a lower average sales price per handset. We anticipate continued growth in equipment sales, exclusive of changes in currency exchange rates, in 2005 primarily as a result of anticipated increases in mobile subscriber additions across most of our markets.
      Other revenues increased in 2004 compared to 2003 primarily as a result of an increase in international long distance traffic through Haiti and Bolivia. Further, international long distance gateway usage in Ghana increased as a result of our Ghanaian subsidiary signing contracts with a number of new carriers in 2004. The increase in other revenues in 2003 compared to 2002 was mainly a result of the launch of long distance service in Bolivia in August 2002 and increased international long-distance gateway usage in Ghana. We expect other revenues to increase in 2005, exclusive of changes in currency exchange rates, compared to 2004, mainly driven by increased international long distance traffic.

International Operating Expenses
      Operating expenses represent the expenses incurred by our consolidated international markets and headquarters’ administration in the United States.
      The increase in cost of service in 2004 compared to 2003 was due primarily to a 54% increase in the number of average subscribers across all of our markets and the strengthening of the euro compared to the U.S. dollar. Monthly cost of service per average international subscriber was $18.73 and $21.47 in 2004 and 2003, respectively. Monthly cost of service per average Austrian subscriber was $24.61 and $28.99 in 2004 and 2003, respectively. The decreases in total international and Austria monthly cost of service per average international and Austrian subscriber, respectively, were due mainly to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro increased average monthly cost of service by $1.88 and $2.88 on a per average international subscriber and per average Austrian subscriber basis, respectively, in 2004 compared to 2003. The increase in cost of service in 2003 compared to 2002 was due primarily to a 57% increase in the number of average subscribers across all of our markets and the strengthening of the euro compared to the U.S. dollar. Monthly cost of service per average international subscriber was $21.47 and $24.34 in 2003 and 2002, respectively. Monthly cost of service per average Austrian subscriber was $28.99 and $33.09 in 2003 and 2002, respectively. The decreases in international and Austria cost of service were due mainly to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro increased average monthly cost of service by $4.28 and $6.58 on a per average international subscriber and per average Austrian subscriber basis, respectively, in 2003 compared to 2002. We expect cost of service dollars to increase in 2005 compared to 2004 due to a growing subscriber base but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.
      The increase in cost of equipment sales in 2004 compared to 2003 was due primarily to an increase in the volume of handsets sold in Austria and Ireland as a result of higher subscriber additions and the strengthening of the euro compared to the U.S. dollar, partially offset by a decrease in the average per unit cost of handsets in Austria. The increase in cost of equipment sales in 2003 compared to 2002 was due primarily to an increase in the volume of handsets sold in Austria as a result of higher subscriber additions and the strengthening of the euro compared to the U.S. dollar, partially offset by a decrease in the average per unit cost of handsets. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.
      General and administrative costs increased in 2004 compared to 2003. This was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. General and administrative monthly cost per average international subscriber decreased to $5.83 in 2004 from $6.68 in 2003. General and administrative monthly cost per average Austrian subscriber decreased to $5.26 in 2004 from $6.28 in 2003. The decreases in general and administrative monthly cost per international and Austrian subscriber were due primarily to increased cost efficiencies due to a growing subscriber base, partially offset by the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost on a per average international subscriber and per average Austrian subscriber basis by $0.46 and $0.63, respectively, in 2004 compared to 2003. The increase in general and administrative costs in 2003 compared to 2002 was due primarily to an increase in the number of subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. General and administrative monthly cost per average international subscriber decreased to $6.68 in 2003 from $9.32 in 2002. General and administrative monthly cost per average Austrian subscriber decreased to $6.28 in 2003 from $8.29 in 2002. The decreases in general and administrative monthly cost per average international and Austrian subscriber were due primarily to increased cost efficiencies due to a growing subscriber base, partially offset by the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost on a per average international subscriber and per average Austrian subscriber basis by $1.25 and $1.65, respectively, in 2003 compared to 2002. We expect general and administrative dollars to increase in 2005 compared to 2004 as a result of a growing subscriber base, but continue to decline on a per average international subscriber basis, exclusive of changes in currency exchange rates, due to increased cost efficiencies.
      The increase in sales and marketing expense in 2004 compared to 2003 was due primarily to increased sales and promotion expenses and customer retention costs attributable to higher subscriber additions and a higher average subscriber base, mainly in Austria and Ireland, and the strengthening of the euro compared to the U.S. dollar. International CPGA was $207 and $189 in 2004 and 2003, respectively. The increase was primarily a result of an increase in Austrian CPGA to $353 in 2004 compared to $289 in 2003, due primarily to higher customer retention expenses, and the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro increased international and Austrian CPGA by $18 and $29, respectively, in 2004 compared to 2003. Sales and marketing expense increased in 2003 compared to 2002 due primarily to increased sales and promotion expenses attributable to higher subscriber additions, mainly in Austria, and the strengthening of the euro compared to the U.S. dollar. International CPGA was $189 and $185 in 2003 and 2002, respectively. The increase was primarily a result of the strengthening of the euro compared to the U.S. dollar, which offset an actual decline in international CPGA due to reduced sales costs per subscriber addition in all of our markets. The strengthening of the euro increased international CPGA by $33 in 2003 compared to 2002. Austrian CPGA decreased to $289 in 2003 from $331 in 2002 due to reduced sales costs, partially offset by a $66 increase due to the strengthening of the euro compared to the U.S. dollar. We expect sales and marketing dollars, including equipment subsidies, to increase in 2005 compared to 2004, exclusive of changes in currency exchange rates, due to an anticipated higher number of gross additions and retention costs resulting from a higher average subscriber base. We expect CPGA to remain relatively constant in 2005 compared to 2004, exclusive of changes in currency exchange rates, due to similar levels of sales and promotion expenses and customer acquisition costs on a per gross addition basis, primarily in Austria and Ireland.
      Depreciation, amortization and accretion expense increased in each of 2004 and 2003 due primarily to network expansion in our European markets and the strengthening of the euro compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, we anticipate depreciation, amortization and accretion expense will increase in future periods.
      The change in stock-based compensation each year is primarily a result of a revaluation of WWI’s stock appreciation rights (“SARs”) based on current market conditions.
International Adjusted EBITDA
      Adjusted EBITDA (refer to definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries increased by $150.0 million in 2004 compared to 2003 due mainly to a $117.6 million increase, from $32.3 million in 2003 to $149.9 million in 2004, in Adjusted EBITDA in Austria. The increase in Austrian Adjusted EBITDA was a result of cost efficiencies and revenue growth in 2004. Increases in Adjusted EBITDA across all other markets included in our other international segment accounted for the remaining increase of $32.4 million in 2004. Adjusted EBITDA for our international consolidated subsidiaries increased $84.7 million in 2003 compared to 2002 due mainly to a $54.0 million increase, from ($21.7) million in 2002 to $32.3 million in 2003, in Adjusted EBITDA in Austria. The increase in Austrian Adjusted EBITDA was a result of cost efficiencies and revenue growth in 2003 compared to 2002. Increases in Adjusted EBITDA across all other markets included in our other international segment accounted for the remaining increase of $30.7 million in 2003. We expect international Adjusted EBITDA to improve in 2005, exclusive of changes in currency exchange rates, as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria and Ireland.
Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA
      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, and other, net; (v) (gain) loss on sale of joint venture; (vi) realized (gain) loss on marketable securities; (vii) realized (gain) loss on interest rate hedges; (viii) loss on extinguishment of debt; (ix) minority interests in net (income) loss of consolidated subsidiaries; (x) discontinued operations; and (xi) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
      Adjusted EBITDA is consistent with certain financial measures used in our Credit Facility and the 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.
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
      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	For the Year Ended December 31, 2004

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$262,685	$105,575	$(135,384)	$232,876
Depreciation, amortization and accretion	169,891	20,770	80,009	270,670
Asset dispositions Stock-based compensation, net		642	38,081	38,723
Interest and financing expense, net	73,216	9,998	57,603	140,817
Equity in net (income) loss of unconsolidated affiliates, and other, net	1,382	4,678	(9,168)	(3,108)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities	10,974			10,974
Realized (gain) loss on interest rate hedges	(11,761)		1,923	(9,838)
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			11,454	11,454
Benefit (provision) for income taxes	(85,020)	8,225	(14,292)	(91,087)
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$437,627	$149,888	$30,226	$617,741

	For the Year Ended December 31, 2003

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$70,670	$3,941	$(77,384)	$(2,773)
Depreciation, amortization and accretion	200,438	11,913	61,867	274,218
Asset dispositions	4,850			4,850
Stock-based compensation, net	2,182	753	8,010	10,945
Interest and financing expense, net	99,351	10,232	48,986	158,569
Equity in net (income) loss of unconsolidated affiliates, and other, net	214	4,493	(5,885)	(1,178)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Realized (gain) loss on marketable securities	5,180			5,180
Realized (gain) loss on interest rate hedges	(14,775)		(452)	(15,227)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net (income) loss of consolidated subsidiaries			(4,637)	(4,637)
Benefit (provision) for income taxes	32,461	213	4,775	37,449
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$420,244	$32,315	$(2,231)	$450,328

	For the Year Ended December 31, 2002

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$(80,813)	$(35,723)	$(67,284)	$(183,820)
Depreciation, amortization and accretion	194,003	5,289	42,353	241,645
Asset dispositions	24,094			24,094
Stock-based compensation, net	1,328		(5,450)	(4,122)
Interest and financing expense, net	110,080	6,710	39,901	156,691
Equity in net (income) loss of unconsolidated affiliates, and other, net	(427)	1,921	(6,638)	(5,144)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities	658			658
Realized (gain) loss on interest rate hedges	(546)			(546)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			(8,107)	(8,107)
Benefit (provision) for income taxes	118,516	109	2,647	121,272
Discontinued operations	721		(30,360)	(29,639)
Cumulative change in accounting principle

Adjusted EBITDA	$367,614	$(21,694)	$(32,938)	$312,982

Consolidated Other Income (Expense)
      Interest and financing expense decreased to $140.8 million in 2004 from $158.6 million in 2003. The decrease in interest expense was due primarily to a reduction in our average domestic debt balance outstanding. Interest and financing expense increased slightly to $158.6 million in 2003 from $156.7 million in 2002. The increase in interest expense was due mainly to higher interest expense in Slovenia and Austria due partly to higher average borrowings and due partly to a strengthening of the euro compared to the U.S. dollar. The increase was partially offset by a decrease in domestic interest expense due primarily to a decrease in our domestic weighted average debt balance. The weighted average domestic interest rate paid to third parties was

6.5%, 6.6% and 6.6% in 2004, 2003 and 2002, respectively. The international weighted average interest rate paid to third parties by consolidated WWI entities was 5.9%, 6.5% and 5.8% in 2004, 2003 and 2002, respectively.
      The $16.3 million loss on extinguishment of debt in 2004 was due to the write-off of deferred financing costs and certain interest rate swap cancellations associated with the refinancing of our domestic credit facility in May 2004. The $21.2 million loss on extinguishment of debt in 2003 consisted of premium payments, the write-off of deferred financing charges and the cancellation of related interest rate swaps in connection with the redemption by us of the 10 1/2% Senior Subordinated Notes due 2006 and 2007 (the “2006 and 2007 Notes”), and the write-off of deferred financing charges related to our amendment of our Slovenian credit facility in 2003.
      The realized loss on marketable securities in each of 2004 and 2003 were due to other-than-temporary impairments of our investments in available-for-sale securities.
      In 2003, we recognized a $40.5 million gain related to the sale of WWI’s investment in VIP-Net in Croatia. Our proceeds were $69.6 million.
Consolidated Provision for Income Taxes
      We recorded an income tax benefit of $91.1 million for the year ended December 31, 2004 compared to a $37.4 million provision for income taxes for the year ended December 31, 2003. The change from a provision for income taxes to an income tax benefit is primarily related to a change in our valuation allowance due to removing the valuation allowance on a majority of our U.S. jurisdictional deferred tax assets. The majority of these U.S. jurisdictional deferred tax assets are related to net operating loss (“NOL”) carryforwards which now are more likely than not to be realized. The change in our valuation allowance was partially offset by current taxes payable of $12.5 million in Haiti. We expect our consolidated provision for income taxes to be higher in future periods as our income from continuing operations before provision for income taxes and cumulative change in accounting principle increases.
      The decrease in the provision for income taxes in 2003 compared to 2002 relates to the adoption of SFAS No. 142 in 2002. In 2002, we incurred a deferred income tax provision of approximately $118.5 million mainly to increase the valuation allowance related to our NOL carryforwards. This charge included $96.9 million as the initial effect as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Prior to January 1, 2002, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses, which will reverse in future periods, we increased the valuation allowance accordingly. Subsequent to January 1, 2002, we are required to continue to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $23.8 million for the year ended December 31, 2002. The continuing deferred income tax provision results from growth in our deferred tax liability that cannot be estimated to reverse. This adjustment reflects tax accounting requirements and is not based on any changes to our business model, future prospects, the value of our licenses or our assessment of the likelihood of utilizing the tax NOL carryforwards on a cash tax basis in the future. These tax expenses were partially offset by a $2.2 million reduction in our deferred income tax provision related to the impairment of our Arizona 6 RSA. For the year ended December 31, 2003, the domestic portion of our income tax provision was $32.5 million comprised of $24.0 million related to the ongoing difference between book and tax amortization on our domestic licenses for the year ended December 31, 2003 and $8.5 million associated with book tax differences related to our acquisition of 1900 MHz PCS licenses acquired from TMO.
      Our consolidated provision for income taxes also reflects $5.0 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively, related to our international operations.

Consolidated Income (Loss) from Continuing Operations before Cumulative Change in Accounting Principle
      On a consolidated basis, income from continuing operations before cumulative change in accounting principle increased by $233.4 million in 2004 compared to 2003. This improvement resulted mainly from: (i) increased revenues; (ii) a decrease in interest expense and financing expense and (iii) a change in our deferred tax valuation allowance. This improvement was partially offset by: (i) increased operating expenses; and (ii) a gain on sale of our Croatian joint venture in 2003. Consolidated loss from continuing operations before cumulative change in accounting principle decreased by $212.9 million in 2003 compared to 2002. This improvement resulted mainly from: (i) increased revenues; (ii) a gain on sale of our Croatian joint venture; and (iii) a decrease in provision for income taxes. This improvement was partially offset by: (i) increased operating expenses; and (ii) loss on extinguishment of debt.
Total Discontinued Operations
      Total discontinued operations for 2002 represented the gain on sale of $23.9 million and net income of $5.7 million from TAL, our Icelandic subsidiary. TAL was sold by us in November 2002. Our proceeds were $28.9 million.
Net Income (Loss)
      The increase in net income for 2004 compared to 2003 was primarily the result of the improvement in income from continuing operations before cumulative change in accounting principle, as discussed above. The decrease in net loss for 2003 compared to 2002 was primarily the result of the improvement in loss from continuing operations before cumulative change in accounting principle, as discussed above. The improvement in loss from continuing operations before cumulative change in accounting principle for 2003 was partially offset by the cumulative change in accounting principle resulting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”.
Consolidated Net Operating Loss Carryforwards
      We had no domestic taxes payable except for Alternative Minimum Tax for the current period due to NOL carryforwards from prior years. At December 31, 2004, we had federal NOL carryforwards amounting to approximately $635 million. The federal NOL carryforwards would expire, if unused, between our tax years 2004 and 2023. In the fourth quarter of 2004, we determined that there was sufficient evidence to conclude that it is more likely than not that the federal NOL carryforwards will be utilized by the Company; therefore, a valuation allowance on these federal NOL carryforwards is no longer required.
      We also have NOL carryforwards related to consolidated subsidiaries in foreign jurisdictions of approximately $1.7 billion, which are reported at foreign statutory rates. Approximately $1.3 billion of these foreign NOL carryforwards are related to Austria. The NOL carryforward balance of $735 million in Austria at the time of our acquisition in 2001 was assigned no value in purchase accounting. These NOL carryforwards are not available in the United States. All of the NOL carryforwards for our foreign jurisdictions have sufficient uncertainty regarding their realization that a valuation allowance is required on these deferred tax assets.
Consolidated Liquidity and Capital Resources
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
      At December 31, 2004, we had a $1.50 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility consists of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (The “Revolving Credit Facility”). At December 31, 2004 and March 1, 2005, the term loans were fully drawn and we had $300 million and $240 million, respectively, available to borrow under the Revolving Credit Facility.
      The terms of the Credit Facility contain certain covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. Subject to our leverage ratio at the time, the Credit Facility may require us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt and from excess cash flow beginning with the fiscal year ended December 31, 2004. The Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $200 million (so long as $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of stock of Western Wireless or the sale of any WWI stock or assets, subject to certain conditions. The Credit Facility also limits payments of dividends or other distributions to $200 million (so long as $100 million is available under the Revolving Credit Facility), subject to certain conditions. However, the Credit Facility allows for unlimited payments of dividends and other distributions (so long as $100 million is available under the Revolving Credit Facility) if our leverage ratio (as defined in the agreement) is below a specified threshold. Substantially all of our domestic assets are pledged as collateral for the Credit Facility. In February 2005, we invested approximately $125 million in our tele.ring subsidiary to repay the tele.ring term loan, which reduces the amount we are able to invest in our international subsidiaries. A change of control of the Company would allow the lenders to accelerate the maturity of the Credit Facility.
      Under the terms of Term Loan A, we are required to make quarterly payments on the outstanding principal beginning September 30, 2004. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full in May 2010. Under the terms of Term Loan B, we are required to make small quarterly payments on the outstanding principal balance beginning September 30, 2004, with the remainder of the balance being paid in four equal quarterly payments starting September 30, 2010 and ending in May 2011. Under the terms of the Revolving Credit Facility, any outstanding principal balance is payable in full in May 2010. For the year ending December 31, 2004, quarterly principal payments paid for Term Loan A and Term Loan B under the Credit Facility were $11.3 million and $4.9 million, respectively. Principal payments required under the Credit Facility for 2005 are $69.2 million, which includes an excess cash flow payment of approximately $35.0 million. The excess cash flow payment has been classified as long-term debt on our Consolidated Balance Sheets as it is our intention to fund the prepayment through the Revolving Credit Facility.
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
      The Credit Facility requires us to enter into interest rate hedge agreements to manage our interest rate exposure under the Credit Facility. At December 31, 2004, we had interest rate caps, swaps and collars hedging the Credit Facility with a total notional amount of $1.0 billion. Generally, these instruments have initial terms ranging from one to five years and effectively convert variable rate debt to fixed rate.
      We have $600 million of 9.250% Senior Notes due 2013 (the “2013 Notes”) outstanding. Interest is payable semi-annually. We may redeem the 2013 Notes at our option at any time on or after July 15, 2008, in whole or from time to time in part, at specified redemption prices, plus accrued and unpaid interest. In addition, on or before July 15, 2008, we may redeem any of the 2013 Notes at our option at any time, in whole, or from time to time in part, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2013 Notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2013 Notes being redeemed discounted to the date of redemption at a specified rate. In addition, on or before July 15, 2006, we may apply, at our option, certain proceeds from issuances of our capital stock and from transactions with affiliates and related persons to redeem up to 35% of the aggregate principal amount of the 2013 Notes at a redemption price equal to 109.250% of the principal amount of the 2013 Notes being redeemed, plus accrued and unpaid interest to but excluding the date fixed for redemption. The 2013 Notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness, make certain asset dispositions, make restricted payments, issue capital stock of certain wholly-owned subsidiaries and enter into certain mergers, sales or combinations. The 2013 Notes are unsecured and will rank equally in right of payment to all existing and future senior unsecured obligations of ours. Additionally, the 2013 Notes will rank senior in right of payment to all existing and future subordinated debt, but are effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries.
      We have $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) outstanding. Interest is payable semi-annually. The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, into an equivalent amount of cash in lieu of shares of common stock. In addition, holders may require that we repurchase all or a portion of the 2023 Notes on June 15, 2013 and June 15, 2018 at par plus accrued interest payable in cash or Class A common stock, at our option. Between June 18, 2006 and June 18, 2010, we may redeem in whole or in part the 2023 Notes in cash at par plus accrued interest plus a make whole amount equal to the present value of the remaining scheduled interest payments through and including June 15, 2010, subject to the closing sales price of our common stock exceeding the conversion price by 150% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. Between June 18, 2010 and June 18, 2013, we may redeem in cash at par plus accrued interest all or a portion of the 2023 Notes subject to the closing sales price of our common stock exceeding the conversion price by 125% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. After June 18, 2013, the 2023 Notes are redeemable at par plus accrued interest. The 2023 Notes are subordinate in right of payment to the Credit Facility, the 2013 Notes and all indebtedness and other liabilities of our subsidiaries.
      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. In February 2005, the tele.ring Term Loan was repaid in full. At December 31, 2004, the outstanding balance of $240.3 million included principal of $218.3 million and accrued interest of $22.0 million. The repayment was primarily made from cash provided by both tele.ring and Western Wireless and, as such, is classified in the current portion of long-term debt at December 31, 2004. The repayment included $30.0 million borrowed under the Revolving Credit Facility and, as such, is classified as long-term debt on our Consolidated Balance Sheets.
      In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. In September 2003, the Slovenian credit facility was amended (as amended, the “Slovenian Credit Facility”). Under the terms of the Slovenian Credit Facility: (i) all undrawn commitments were cancelled and substantially all of Vega’s operating and financial covenants were eliminated; (ii) balances of $20.9 million from collateral accounts supporting the original loan and a $0.9 million refund of facility fees related to the undrawn commitments were utilized to pay down the principal balance; (iii) the applicable margin on EURIBOR advances has been increased to initial rates of 1.50% on certain EURIBOR advances and 3.50% on the remaining EURIBOR advances; and (iv) the repayment schedule for outstanding borrowings, which are comprised of semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009, remained unchanged. Western Wireless International Corporation, a subsidiary of WWI (“WWIC”), has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur indebtedness, grant security interests, dispose of majority owned subsidiaries, enter into guarantees and distribute dividends. There are also certain financial covenants, relating to WWIC and its majority owned subsidiaries, including Minimum Consolidated Annualized EBITDA and Consolidated Tangible Net Worth.

WWIC was in compliance with its covenants at December 31, 2004. The amendment was deemed to be a significant modification under EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and accordingly Vega wrote off all deferred financing costs associated with the original credit facility resulting in a loss on extinguishment of debt of $4.3 million for the year ended December 31, 2003. As of December 31, 2004, Vega had $74.3 million outstanding under the Slovenian Credit Facility. For the year ending December 31, 2005, using current exchange rates, we are required to make approximately $23.4 million in principal and interest payments and funding of related escrow accounts under the Slovenian Credit Facility. Under the Slovenian Credit Facility, Vega must maintain escrow accounts for the upcoming six months of principal payments and each quarter’s interest payments. As of December 31, 2004, the balance of Vega’s collateral accounts was $10.7 million.
      In May 2004, NuevaTel S.A (“NuevaTel”), a subsidiary of WWI, finalized the terms of a credit facility agreement (the “Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The entire commitment of $50 million was drawn in one tranche, of which $34.7 million was utilized to repay the principal amount of NuevaTel’s bridge loan. The balance of the Bolivian Credit Facility proceeds will provide funding for working capital and the expansion of NuevaTel’s network in Bolivia. Under the terms of the Bolivian Credit Facility, all outstanding principal is required to be repaid in predetermined quarterly installments beginning on July 15, 2006 and ending on April 15, 2014. Interest accrues at a rate of 8.74% and is required to be paid on a quarterly basis beginning July 15, 2004. The Bolivian Credit Facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the third quarter of 2006. Other covenants include, among other things, limitations on NuevaTel’s ability to incur additional indebtedness, make certain asset dispositions, make restricted payments and enter into certain mergers, sales or combinations. Substantially all of NuevaTel’s assets are pledged as collateral for the Bolivian Credit Facility. WWIC has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has entered into a sponsor support agreement with OPIC pursuant to which WWIC has a maximum obligation to OPIC of $11.6 million. WWIC has secured this obligation by providing a letter of credit in favor of OPIC, secured by cash collateral of $11.6 million. In addition, available cash that is considered to be above and beyond NuevaTel’s immediate operating needs is held in an escrow account until such time as it is needed for operating needs or debt service. As of December 31, 2004, the balance in this account was $15.3 million. At December 31, 2004, the outstanding amount of principal and interest under the Bolivian Credit Facility was $50.0 million and $0.9 million, respectively, and the facility was fully drawn.
      None of our international loan facilities have recourse to Western Wireless Corporation.
      For 2005, we anticipate spending approximately $220 million in domestic capital expenditures that will: (i) expand existing CDMA and GSM capacity to support the MOU growth on our network; (ii) build new coverage sites to expand our network in both CDMA and GSM; (iii) substantially complete our domestic CDMA overlay; and (iv) expand capabilities and the capacity of our information technology infrastructure.
      In 2005, WWI’s business plans include capital expenditures of approximately $165 million, which is primarily related to the expansion of their networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $256 million, which includes $240.3 million related to the repayment of the tele.ring Term Loan. WWI plans to fund its international operating markets through cash flows from operations, with the exception of the repayment of the tele.ring Term Loan in February 2005, which necessitated an advance from Western Wireless Corporation of $125 million.
      In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised a fair value put agreement to exchange his 2.02% interest in WWI for approximately $30 million. Upon completion of this transaction, the Company will own 100% of the outstanding shares of WWI.
      We believe that domestic operating cash flow, operating cash flow from certain international markets and the proceeds from our sale of common stock will be adequate to fund our projected 2005 domestic and international capital requirements. In 2005, we intend to borrow under the Revolving Credit Facility in order to make an excess cash flow prepayment required by the Credit Facility, fund the repayment of the tele.ring Term Loan, and purchase the remaining interest in WWI. Borrowing capacity available to us at December 31, 2004 was $300 million under the Revolving Credit Facility. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility and the 2013 Notes may trigger a limitation on the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or raise additional capital through our Shelf Registration Statement and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.
      As part of our overall business strategy, we regularly evaluate opportunities and alternatives, including acquisitions, dispositions, investments, and sources of capital, consummation of any of which could have a material effect on our business, financial condition, liquidity or results of operations. We have from time to time investigated a spin-off or divestiture of all or a portion of our international operations. No decision has been made as to whether to proceed with any transaction relating to our international operations. Any such transaction would be subject to numerous conditions, including, among others, approval by our board of directors of the terms and conditions of such a transaction, consent of ALLTEL as required by the terms of the Merger Agreement we entered into in connection with our announced Merger with ALLTEL, favorable market and financing conditions, the tax effects of such a transaction and any required governmental and third-party approvals.
      The following table summarizes our contractual cash obligations, utilizing current exchange rates, as of December 31, 2004:

	Payment Due During the Years Ending December 31,

	Total	2005	2006-2007	2008-2009	Thereafter

	(Dollars in thousands)
Domestic long-term debt(1)	$1,902,144	$32,354	$81,428	$120,750	$1,667,612
International long-term debt(1)	364,679	221,275	43,063	41,090	59,251
Operating lease obligations	517,543	68,309	97,748	87,446	264,040
Purchase obligations(2)	181,948	160,329	21,048	560	11
Other long-term obligations(3)	56,075	27,327	7,156	1,643	19,949

Total contractual cash obligations	$3,022,389	$509,594	$250,443	$251,489	$2,010,863

(1)	Represents principal repayments on our long-term debt. Our long-term debt also requires that we make interest payments. These obligations do not include scheduled interest payments.

(2)	Represents open purchase order commitments at December 31, 2004, mainly related to infrastructure.

(3)	Mainly includes committed cost related to the ALLTEL Merger. Also includes our asset retirement obligations and international site sharing costs. Excludes non-cash deferred revenue.
      Net cash provided by operating activities was $478.3 million for the year ended December 31, 2004. Adjustments to the $232.9 million net income to reconcile to net cash provided by operating activities included: (i) $274.8 million of depreciation, amortization and accretion; (ii) $113.0 million in deferred income tax benefit primarily related to a change in our valuation allowance; and (iii) $38.7 million of stock-based compensation, net, related to our SAR program. Net cash provided by operating activities was $317.8 million and $155.0 million for the years ended December 31, 2003 and 2002, respectively.
      Net cash used in investing activities was $532.2 million for the year ended December 31, 2004. Investing activities for the year consisted primarily of (i) $347.2 million in purchases of property and equipment, of which $138.2 million was related to WWI; (ii) $114.4 million in purchases of marketable securities; and (iii) $33.2 million in purchases of minority interests, primarily related to an additional 19.04% ownership in

Meteor. Net cash used in investing activities was $179.3 million and $308.5 million for the years ended December 31, 2003 and 2002, respectively.
      Net cash provided by financing activities was $193.6 million for the year ended December 31, 2004. Financing activities for the year consisted primarily of $1.3 billion in long-term debt additions that were offset by $1.3 billion in long-term debt repayments. The long-term debt financing activities were primarily related to the refinancing of our Credit Facility. Additionally, financing activities for the year included $204.4 million in net proceeds primarily relating to the issuance of eight million shares of our Class A common stock. Net cash provided by or (used in) financing activities was ($98.4) million and $162.8 million for the years ended December 31, 2003 and 2002, respectively.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share based payments (including employee stock options) at fair value. This statement eliminates the ability to account for stock-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, generally, would require instead that such transactions be accounted for using a fair-value based method. The statement is effective for our interim period beginning July 1, 2005. We intend to use the Black-Scholes-Merton formula for initial adoption of SFAS No. 123R, as binomial models are currently still being developed and analyzed. We have elected not to perform any retrospective application, as permitted in SFAS No. 123R, and will prospectively implement SFAS No. 123R beginning July 1, 2005. We are currently evaluating the impact of SFAS No. 123R on our Consolidated Statements of Operations and Comprehensive Income (Loss).
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”), that operating segments that do not meet the quantitative thresholds of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) can be aggregated only if the segments have similar economic characteristics and the segments share a majority of the aggregation criteria listed in SFAS No. 131. The adoption of EITF No. 04-10 had no material effect on our financial position, result of operations, or disclosures.
      In June 2004, the EITF reached a consensus on Issue No. 03-01 “the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), addressing the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115. The consensus reached states that an investment is impaired if the fair value of the investments is less than its cost and should be assessed for impairment in each reporting period. Additionally, an investment that is impaired should be deemed other-than-temporarily impaired unless a number of criteria are met. Disclosure provisions in EITF No. 03-01 are effective for annual periods ending after December 15, 2003. In September 2004, the effective date of all other provisions in EIFT No. 03-01 were delayed. The adoption of the disclosure provisions had no material effect on our financial position or results of operations. Comparative information is not required.
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

Interest Rate Risk
      Our Credit Facility is comprised of variable rate debt that at December 31, 2004 had an outstanding balance of $1.2 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt, $1.0 billion was hedged using interest rate caps, swaps and collars. The caps, swaps and collars in effect at December 31, 2004 expire at various dates between June 2005 and August 2008. The hedges in effect at December 31, 2004 fixed LIBOR between 2.00% and 7.00%. Based on our domestic unhedged variable rate obligations outstanding at December 31, 2004 a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the twelve months ended December 31, 2004 by approximately $0.6 million.
      Our domestic operations have an interest rate swap with a total notional value of $200 million which converts fixed rate debt to variable rate debt. The interest rate swap was entered into as a hedge of the fair value of $200 million of the 2013 Notes. The interest rate swap expires on the 2013 Notes’ maturity date and is callable at the option of the issuer beginning July 15, 2008 with an optional termination date of January 8, 2009, exercisable by the issuer of the swap or us. On a semi-annual basis, we will pay a floating rate of interest equal to the six month LIBOR plus a fixed spread of 4.3975% and receive semi-annual fixed rate payments of 9.25% in return. The fair value of the interest rate swap was a liability to us of $1.9 million as of December 31, 2004. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swap and 2013 Notes would have changed by approximately $6.0 million at December 31, 2004.
      Our international operations also have variable-rate debt that at December 31, 2004 had an outstanding balance of approximately $292.6 million. Of this variable rate debt at December 31, 2004, $67.3 million was hedged using an interest rate swap, which fixes the interest rate at 4.94% through November 2009. Based on WWI’s unhedged variable-rate obligations outstanding at December 31, 2004, a 10% increase or decrease in each borrowing’s average interest rate would have increased or decreased WWI’s interest expense for the year ended December 31, 2004 by approximately $0.5 million.
Foreign Currency Risk
      Currently, 14% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $0.8 million decrease in income before benefit (provision) for income taxes and cumulative change in accounting principle for the year ended December 31, 2004. Such a change in income before benefit (provision) for income taxes and cumulative change in accounting principle would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.
      At December 31, 2004, our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt of approximately $66.1 million and $8.2 million denominated and repayable in euros and Slovenian Tolars, respectively, and our Austrian operations, whose functional currency is the euro, had variable rate debt, including accrued interest of approximately $240.3 million denominated and repayable in euros. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at December 31, 2004. A 10% appreciation in the euro as compared to the Slovenian Tolar would have resulted in an approximately $6.1 million decrease in income before benefit (provision) for income taxes and cumulative change in accounting during the year ended December 31, 2004. Such a change in income before benefit (provision) for income taxes and cumulative change in accounting principle would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in an approximately $35 million increase in debt outstanding at December 31, 2004 with an offsetting currency translation adjustment.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this item are set forth on pages F-1 through F-44 and the related financial statement schedule is set forth on page F-45.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Control and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
      In light of the issues referenced below in “Management’s Report on Internal Control Over Financial Reporting,” our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report, due to the existence of the material weakness described below.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control- Integrated Framework.” Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over accounting for income taxes and the determination of deferred income tax assets and liabilities, foreign income taxes payable and the benefit (provision) for income taxes. Specifically, the Company did not have effective controls to (i) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, new accounting pronouncements and new state, federal or international tax legislation; and (ii) ensure appropriate preparation and review of the benefit (provision) for income taxes and the components of deferred income tax assets and liabilities and foreign income taxes payable. These control deficiencies resulted in an audit adjustment to the 2004 financial statements but they did not result in the restatement of the Company’s annual or interim financial statements. Additionally, these control deficiencies could result in a misstatement to deferred income tax assets and liabilities, foreign income taxes payable or the benefit (provision) for income taxes resulting in a material misstatement to the annual or interim financial statements. Accordingly, management has determined that these control deficiencies constitute a material weakness. Because of this material weakness, management has concluded that its internal control over financial reporting was not effective as of December 31, 2004, based on criteria in “Internal Control — Integrated Framework” issued by the COSO. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation of Material Weakness
      Until the fourth quarter of 2004, the Company provided a valuation allowance against substantially all of our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of net operating losses that the Company has incurred since inception. Based upon current operating performance and the Company’s expectation that we can generate sustainable income for the foreseeable future, we now believe that substantially all of our U.S. deferred tax assets will more likely than not be fully realized. As a result, we reversed substantially all of the deferred tax asset valuation allowance against our U.S. deferred tax assets in the fourth quarter of 2004.
      The audit adjustment identified in “Management’s Report on Internal Control over Financial Reporting” was primarily related to the calculation of deferred income tax assets and liabilities on non-routine transactions, aspects of which required complex application of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). This audit adjustment had an impact to our fourth quarter of 2004 benefit (provision) for income taxes because of the reversal of substantially all of our valuation allowance in the fourth quarter.
      In order to remediate the material weakness described in “Management’s Report on Internal Control over Financial Reporting,” we (i) have engaged our U.S. and foreign tax consultant on a more comprehensive basis, to provide both U.S. and foreign tax expertise and SFAS 109 expertise; (ii) have commenced a search for additional qualified personnel with U.S. and foreign tax expertise, as well as SFAS 109 experience; and (iii) are improving our system of internal controls over evaluating the income tax implications of non-routine business transactions, new accounting pronouncements and new state, federal and international tax legislation for appropriate treatment and the review of consolidated benefit (provisions) for income taxes.
      Our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer believe that these remediation measures when implemented will address this material weakness and will also allow us to conclude that our disclosure controls and procedures are effective at a reasonable level of assurance at future filing dates.
Changes in Internal Control over Financial Reporting
      We have conducted a thorough review and evaluation of our internal control over financial reporting as part of the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have dedicated substantial resources to the review of our control processes and procedures. Based on the results of this review, we have initiated revisions and enhancements to improve our internal control over financial reporting. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, management had identified an internal control deficiency in our international operations indicative of a material weakness in our internal control over financial reporting. In order to remediate this material weakness, during the quarter ended December 31, 2004 and continuing thereafter, management implemented the following measures:

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
      Management has concluded that these measures have been effective in remediating this material weakness. As discussed above, during our year-end audit, our management concluded that a material weakness existed in our controls over accounting for income taxes, and we have initiated the remediation measures described above in “Remediation of Material Weakness.” Other than these remediation measures with regard to material weaknesses and the other improvements noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      In our Form 10-Q for the quarter ended September 30, 2004 and on a Form  8-K filed on December 22, 2004 under Item 2.04 “Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Financing” we reported that in October 2004, tele.ring received a letter from Vodafone alleging that tele.ring breached certain of its obligations under the tele.ring Term Loan. In the letter, Vodafone also alleged that it had the right to accelerate the maturity of the loan and cause it to become immediately due and payable. We do not believe that tele.ring was in breach of the terms of the tele.ring Term Loan and we believe that Vodafone had no right to attempt to accelerate the repayment of the tele.ring Term Loan.
      On February 16, 2005, we filed a Form 8-K under Item 1.01 “Termination of a Material Definitive Agreement”, reporting that on February 15, 2005, tele.ring and Vodafone and certain of their affiliates settled this dispute and terminated the loan agreement. Pursuant to the settlement agreement, tele.ring prepaid all of the outstanding principal and interest on the tele.ring Term Loan of 177 million euro. Vodafone withdrew its claims that tele.ring was in breach of its obligations under the tele.ring Term Loan, and tele.ring and Vodafone also released one another and their affiliates from any and all claims relating to or arising from the tele.ring Term Loan and the other agreements between them. No default interest or other termination penalty was paid in connection with the termination of the tele.ring Term Loan.
      In January 2005, Bradley J. Horwitz, President of WWI and Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement, dated as of January 1, 1996, as amended, to exchange for fair value his 2.02% interest in WWI for shares of Company Common Stock. On March 15, 2005, Mr. Horwitz and a Company subsidiary (WWC Holding Co., Inc.) entered into a Stock Purchase Agreement pursuant to which the exchange was completed on that day by WWC Holding Co., Inc.’s purchase of Mr. Horwitz’s interest in WWI for approximately $30 million in cash. The Company now owns 100% of WWI.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Our executive officers, directors and key personnel are listed below along with their business experience during the past five years. The business address of all officers of the Company is 3650 131st Avenue SE, Bellevue, Washington 98006. All of these individuals are citizens of the United States. Executive officers of the Company are appointed by the Board of Directors. As Vice President and Controller, Mr. Soley, although not an executive officer, is a key employee and our chief accounting officer. No family relationships exist among any of the executive officers or key personnel of the Company, except for Mr. Stanton and Ms. Gillespie, who are married to each other.

Name	Age	Position

John W. Stanton	49	Chairman, Director and Chief Executive Officer
Donald Guthrie	49	Vice Chairman
Theresa E. Gillespie	52	Vice Chairman and Director
Mikal J. Thomsen	48	President and Director
Eric Hertz	50	Chief Operating Officer
M. Wayne Wisehart	59	Executive Vice President and Chief Financial Officer
Bradley J. Horwitz	49	Executive Vice President and President, Western Wireless International
Gerald J. “Jerry” Baker	58	Senior Vice President
Jeffrey A. Christianson	48	Senior Vice President, General Counsel and Secretary
Thorpe M. “Chip” Kelly, Jr.	42	Senior Vice President
Scott A. Soley	42	Vice President and Controller (Chief Accounting Officer)
John L. Bunce, Jr.	46	Director
Mitchell R. Cohen	41	Director
Daniel J. Evans	79	Director
Jonathan M. Nelson	48	Director
Peggy V. Phillips	51	Director
Peter H. van Oppen	52	Director
      John W. Stanton has been Chairman of the Board, a Director and Chief Executive Officer of the Company and its predecessors since 1992. Mr. Stanton was Chairman and a Director of T-Mobile USA, formerly VoiceStream Wireless Corporation (“T-Mobile USA”), a former subsidiary of the Company, from 1994 to 2004 and was Chief Executive Officer of T-Mobile USA from February 1998 to March 2003. Mr. Stanton served as a director of McCaw Cellular Communications Corporation (“McCaw Cellular”) from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular, serving as Vice Chairman of the Board of McCaw Cellular from 1988 to September 1991 and as Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton is a member of the board of directors of Advanced Digital Information Corporation (“ADIC”), Columbia Sportswear, Inc., and Hutchison Telecommunications International Ltd, each of which is publicly traded. Mr. Stanton is a trustee of Whitman College.
      Donald Guthrie has been Vice Chairman of the Company since November 1995. Mr. Guthrie also served as Chief Financial Officer of the Company from February 1997 to May 1999. Mr. Guthrie served as Vice Chairman of T-Mobile USA from 1995 through 2002. From 1986 to 1995, he served as Senior Vice President and Treasurer of McCaw Cellular and, from 1990 to 1995, he served as Senior Vice President — Finance of LIN Broadcasting. Mr. Guthrie is a member of the board of directors of Lumera Corporation.

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
      Mikal J. Thomsen has been President of the Company since May 1999 and was Chief Operating Officer of the Company and one of its predecessors from 1991 to May 2002. In his capacity as Chief Operating Officer, Mr. Thomsen was responsible for all domestic cellular operations. He has served as Director since October 2000. He was also a director of its predecessor from 1991 until the Company was formed in 1994. From 1983 to 1991, Mr. Thomsen held various positions at McCaw Cellular, serving as General Manager of its International Division from 1990 to 1991 and as General Manager of its West Florida Region from 1987 to 1990. Mr. Thomsen is also a director of the Cellular Telecommunications & Internet Association, WineBid.com, and the Basketball Club of Seattle, L.L.C. He also serves as Chairman of the Washington State University Foundation Board of Governors.
      Eric Hertz has been Chief Operating Officer for the Company since May 2002. Before joining the Company, Mr. Hertz served as Regional President for the Wireless Digital Broadband division of AT&T Wireless from May 2001 through April 2002. From 1991 through December 2000, Mr. Hertz held various domestic and international positions with BellSouth Corporation, serving as General Manager — Wisconsin and Northern Illinois for BellSouth Cellular from 1991 through 1995; Regional Vice President — Wisconsin and Northern Illinois from 1995 through 1997; President and General Manager — Ecuador for BellSouth International from July 1997 through August 2000; and Regional COO — Central America and Panama from August 2000 through December 2000. From 1989 to 1991, Mr. Hertz was a Regional Manager for McCaw Cellular. Mr. Hertz has worked in the telecommunications industry for 25 years in local and long distance, as well as fixed and mobile wireless.
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
      Bradley J. Horwitz has been Executive Vice President of the Company since March 2000, and President of Western Wireless International Holding Corporation (“WWI”), a subsidiary of the Company, since 1995. Mr. Horwitz was Vice President — International of the Company from 1995 to March 2000, and held various management positions during thirteen years with McCaw Cellular, serving as Vice President — International Operations from 1992 to 1995, Director — Business Development from 1990 to 1992, Director of Paging Operations from 1986 to 1990, and Director of Sales and Marketing from 1983 to 1986.
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
      John L. Bunce, Jr. has served as a director of the Company and one of its predecessors since 1992. Mr. Bunce is a Managing Director of Hellman & Friedman, a private investment firm, having joined Hellman & Friedman as an associate in 1988. Mr. Bunce is also a director of National Information Consortium, and Arch Capital Group, Ltd., and several other private entities.
      Mitchell R. Cohen has served as a director of the Company and one of its predecessors since 1992. Mr. Cohen is a Managing Director of Hellman & Friedman, having joined Hellman & Friedman as an associate in 1989. From 1986 to 1989, Mr. Cohen was employed by Shearson Lehman Hutton, Inc.
      Daniel J. Evans has served as a director of the Company since 1997. Mr. Evans is the Chairman of Daniel J. Evans Associates, a consulting firm. From 1965 through 1977, Mr. Evans was Governor of the State of Washington. In 1983 he was appointed and then elected to the United States Senate to fill the seat of the late Senator Henry M. Jackson. Mr. Evans also serves as a director of Archimedes Technology Group, National Information Consortium, Cray Computer Company and Costco Wholesale Corporation. Mr. Evans is also a member of the Board of Regents of the University of Washington.
      Jonathan M. Nelson has served as a director of the Company since it was formed in 1994. Mr. Nelson has been President of Providence Equity Partners Inc., an investment advisor, since its inception in 1995. He has been Co-Chairman of Providence Ventures Inc., an investment advisor, since 1990. Since 1986, Mr. Nelson has been a Managing Director of Narragansett Capital, Inc., a private management company for three separate equity investment funds. Mr. Nelson is also a director of Bresnan Broadband Holdings, Warner Music Group, Yankees Entertainment and Sports Network, L.L.C. and numerous privately-held companies affiliated with Providence Equity Partners, Inc. Mr. Nelson is a trustee of Brown University
      Peggy V. Phillips has served as a director of the Company since April 2004. Ms. Phillips joined Immunex Corporation in 1996 and served as Executive Vice President and Chief Operating Officer of Immunex, a biotechnology company, from 1999 until its acquisition by Amgen Inc. in July 2002. She also served as a director of Immunex from 1996 to July 2002. Ms. Phillips has served as a director of the United States Naval Academy Foundation since 2002.
      Peter H. van Oppen has served as a director of the Company since October 2000. Mr. van Oppen has served as Chairman of the Board and Chief Executive Officer of ADIC since its acquisition by Interpoint in 1994, and as President from 1994 to 1997. He served as Chairman of the Board of Interpoint from 1995 until its acquisition by Crane Co. in October 1996. He also served as President and Chief Executive Officer of Interpoint from 1989 until its acquisition by Crane Co. in October 1996. Mr. van Oppen also serves as a director of ADIC and the Basketball Club of Seattle, L.L.C. He is also a trustee of Whitman College.
      At each annual meeting, directors are elected to serve for a term of one year and until their respective successors have been elected and qualified. The terms of office of the Company’s current directors are scheduled to expire at the annual meeting.

Audit Committee
      Messrs. Bunce and van Oppen and Ms. Phillips are current members of the Audit Committee, on which Mr. Bunce serves as chairman. All of the members of the Company’s Audit Committee are independent in accordance with applicable NASD and SEC rules. The Board of Directors has determined that Messrs. Bunce and van Oppen are “audit committee financial experts” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act. The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm and management of the scope, results and costs of the audit engagement. During the last fiscal year, the Audit Committee met twelve times and had three additional telephonic conference calls.

Code of Business Conduct and Ethics
      The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, including the Company’s Chief Executive Officer, Chief Financial Officer and all senior financial officers. The Code of Business Conduct and Ethics is posted on the Company’s Internet site, www.wwireless.com/ aboutwesternwireless/corporategovernance. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code with respect to the Company’s Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on its Internet site.

Compliance with Section 16(a) of the Exchange Act
      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Class A Common Stock, to file with the SEC initial reports of beneficial ownership (“Forms 3”) and reports of changes in beneficial ownership of Class A Common Stock and other equity securities of the Company (“Forms 4 and Forms 5”). Executive Officers, directors, and greater than 10% shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were compiled with for the year ended December 31, 2004.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table summarizes the compensation for services rendered during 2004, 2003 and 2002 for the Company’s Chief Executive Officer and its next four most highly compensated executive officers (collectively referred to herein as the “Named Executive Officers”).

					Long-Term Compensation Awards

	Annual Compensation				Restricted	Securities
					Stock	Underlying	All Other
Name and	Fiscal		Salary	Bonus	Awards	Options/	Compensation
Principal Position	Year		($)	($)	($)(1)	SARs (#)	($)(2)

John W. Stanton	2004		270,475	600,000	0	0	6,150
Chairman and Chief Executive	2003		300,000	0	875,600	0	6,000
Officer	2002		412,500	0	315,220	0	5,500
Mikal J. Thomsen	2004		330,475	427,500	0	22,500	6,150
President and Chief Operating	2003		325,000	0	328,350	40,000	6,000
Officer	2002		325,000	0	174,080	120,000	5,500
Eric Hertz	2004		331,150	323,000	0	125,000	6,150
Chief Operating Officer	2003		325,000	90,000	218,900	75,000	6,000
	2002	(3)	187,326	59,000	117,760	100,000	251,827	(4)
Bradley J. Horwitz	2004		270,475	373,458	0	45,000	6,150
Executive Vice President	2003		265,000	0	328,350	30,000	6,000
	2002		265,000	0	168,960	40,000	5,500
M. Wayne Wisehart	2004		246,150	220,000	0	80,000	6,150
Executive Vice President	2003	(5)	221,667	54,000	153,230	75,000	64,000	(6)
and Chief Financial Officer

(1)	This column shows the market value of restricted stock grants on the date of grant. Each restricted stock grant in the fiscal years 2002 and 2003 is fully vested.

(2)	Consists of matching Company contributions under the Company’s 401(k) Profit Sharing Plan and Trust, a portion of which was refunded to the Company and/or Messrs. Stanton, Thomsen, and Horwitz and Hertz in cash each year because non-discrimination (employee participation) thresholds established by the Internal Revenue Service were not met.

(3)	Mr. Hertz was elected Chief Operating Officer of the Company in May 2002.

(4)	Of this amount, $200,000 represents a relocation payment and $51,827 represents a payment made by the Company in 2002 to cover taxes on Mr. Hertz’ initial restricted stock grant.

(5)	Mr. Wisehart was elected Executive Vice President and Chief Financial Officer of the Company in January 2003.

(6)	Of this amount, $60,000 represents a relocation payment.

Option Grants For 2004 Fiscal Year
      The following table provides information on options granted to the Named Executive Officers for Fiscal Year 2004.
Individual Grants

		% of Total
	Number of	Options			Potential Realizable Value at
	Securities	Granted to			Assumed Annual Rates of Stock Price
	Underlying	Employees	Exercise or		Appreciation for Option Term(2)
	Options	in Fiscal	Base Price	Expiration
Name	Granted(1)	Year	($/Sh)	Date	0% ($)	5% ($)	10% ($)

John W. Stanton	—	—	—	—	—	—	—
Mikal J. Thomsen	2,500	0.1	29.40	12/30/14	0	$46,224	$117,140
	20,000	1.1	21.89	1/15/14	0	$275,330	$697,740
Bradley J. Horwitz	25,000	1.4	29.40	12/30/14	0	$462,238	$1,171,401
	20,000	1.1	21.89	1/15/14	0	$275,330	$697,740
Eric Hertz	50,000	2.8	29.40	12/30/14	0	$924,475	$2,342,801
	75,000	4.1	21.89	1/15/14	0	$1,032,488	$2,616,527
M. Wayne Wisehart	30,000	1.7	29.40	12/30/14	0	$554,685	$1,405,681
	50,000	2.8	21.89	1/15/14	0	$688,325	$1,744,351

(1)	The options vest in four equal annual increments beginning December 30, 2004 and January 1, 2004, respectively.

(2)	The potential realizable value portion of the table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company’s Class A Common Stock over the term of the options. These numbers do not take into account certain provisions of the options providing for cancellation of the option following termination of employment.
Option Exercises and Values
      The following table provides information on option exercises in 2004 by the Named Executive Officers and the value of each Named Executive Officer’s unexercised options on December 31, 2004. On May 3, 1999, the Company distributed its 80.1% ownership of VoiceStream to its shareholders on a 1-for-1 basis; for each share of the Company’s Common Stock that shareholders owned at the record date for the spin-off of VoiceStream, they received a share of VoiceStream Common Stock (the “VoiceStream Spin-off”). This table excludes options to purchase VoiceStream common stock received in connection with the VoiceStream Spin-Off.

			Number of Securities			Value of Unexercised
			Underlying Unexercised			in-the-Money
	Shares		Options/SARs at			Options/SARs at
	Acquired on		Fiscal Year-End (#)			Fiscal Year-End ($)
	Exercise	Value Realized
Name	(#)	($)	Exercisable		Unexercisable	Exercisable		Unexercisable

John W. Stanton	0	—	1,335		0	26,807		0
Mikal J. Thomsen	58,500	1,633,759	548,992		76,500	9,860,276		873,600
Bradley J. Horwitz	0	—	202,521	*	75,500	13,480,314	*	692,250
Eric Hertz	0	—	68,750		231,250	1,750,875		3,213,375
M. Wayne Wisehart	0	—	18,750		136,250	453,375		1,730,625

*	Includes 4,000 vested Performance Units issued pursuant to the Western Wireless International Holding Company 1998 Stock Appreciation Plan as amended.

Employment Agreements
      Mr. Stanton’s employment agreement and the employment agreements between the Company and each of Messrs. Thomsen, Hertz, Horwitz, and Wisehart provide for annual base salaries and an opportunity to earn an annual bonus, as determined by the Company’s Board of Directors. The foregoing employment agreements also provide that the contracting employee may be terminated by the Company at any time, with or without cause (as such term is defined in the employment agreements); however, in the event of an involuntary termination (as defined therein) for other than cause, (1) such executive officer will be entitled to receive a severance payment in an amount equal to any accrued but unpaid existing annual targeted incentive bonus through the date of termination, 12 months of such executive’s then base compensation, and an amount equal to 12 months of such executive’s existing annual targeted incentive bonus, (2) the Company will, at its expense, make all specified insurance payment benefits on behalf of such executive officer and his or her dependents for 12 months following such involuntary termination and (3) with respect to any stock options previously granted to each executive officer which remain unvested at the time of involuntary termination, there shall be immediate vesting of that portion of each such grant of any unvested stock options equal to the product of the total number of such unvested options under such grant multiplied by a fraction, the numerator of which is the sum of the number of days from the date on which the last vesting of options under such grant occurred to and including the date of termination plus 365, and the denominator of which is the number of days remaining from the date on which the last vesting of options under such grant occurred to and including the date on which the final vesting under such grant would have occurred absent the termination. Among other things, an executive officer’s death or permanent disability will be deemed an involuntary termination for other than cause. In addition, each employment agreement provides for full vesting of all stock options granted upon a change of control (as such term is defined in the stock option agreements with the executive officer) of the Company.
      Pursuant to his employment agreement, Mr. Hertz received a payment of $200,000 in 2002 for relocation costs, a grant of 35,000 shares from the Executive Restricted Stock Plan as amended, and an additional cash payment of $51,827 to cover taxes related to this grant of restricted stock. These shares of restricted stock are now fully vested but were subject to forfeiture if Mr. Hertz terminated his employment voluntarily without cause or his employment is terminated by the Company with cause prior to May 20, 2003. In 2002, Mr. Hertz also received an option to purchase 100,000 shares of the Company’s Class A Common Stock.
      Pursuant to his employment agreement, Mr. Wisehart received a payment of $60,000 in 2003 for relocation costs and an option to purchase 75,000 shares of the Company’s Class A Common Stock.
      Pursuant to each such employment agreement, the Company has agreed to indemnify the executive officer against certain liabilities arising by reason of the executive officer’s affiliation with the Company. Pursuant to the terms of each employment agreement, each executive officer agrees that during such executive officer’s employment with the Company and for one year following the termination of such executive officer’s employment with the Company for any reason, such executive officer will not engage in a business which is substantially the same as or similar to the business of the Company and which competes within the applicable commercial mobile radio services markets serviced by the Company. Mr. Stanton’s agreement provides that such prohibition shall not preclude Mr. Stanton’s investment in other companies engaged in the wireless communications business or his ability to serve as a director of other companies engaged in the wireless communications business, in each case subject to his fiduciary duties as a director of the Company.
Retention Bonus Plan
      On February 8, 2005, in connection with our proposed Merger with ALLTEL Corporation, our compensation committee adopted a Retention Bonus Plan and a Severance Plan. The objective of the these plans is to retain officers and other critical employees during the period leading up to the Merger and for a two-year transition period thereafter and to provide an incentive to complete a successful merger and an effective transition.
      Under the Retention Bonus Plan, executive officers of Western Wireless will be eligible to receive a cash retention bonus equal to 12 months of their base salary, 50% of which will be paid at the next payroll period after the completion of the Merger and 50% of which will be paid at the next payroll period following the date that is six months thereafter, subject to the executive officer’s continued employment with ALLTEL or Western Wireless through such dates. The retention bonuses will be paid regardless of whether the Merger is consummated. If the Merger Agreement is terminated, executive officers will be paid 50% of their retention bonus at the next payroll period after the one-month anniversary of the termination and 50% at the next payroll period after the seven-month anniversary of the termination, subject to each executive officer’s continued employment with Western Wireless through such payment dates. The Retention Bonus Plan also provides other employees with cash retention bonuses of varying amounts payable at different intervals. A retention pool with an aggregate payout amount of $20 million was established under the Retention Bonus Plan to pay all such cash retention bonuses.
      If the employment of a participant in the Retention Bonus Plan is terminated by Western Wireless or its successor without cause or terminated by the participant for a constructive termination for good reason (defined in the Retention Bonus Plan as a failure to pay, or a reduction in the participant’s compensation, or a relocation of the participant’s place of employment) or terminated as a result of death or disability, prior to the scheduled payment date of any retention bonus to which the participant would otherwise have been entitled to if the participant had remained employed until such payment date, the participant will receive the full amount of his or her cash retention bonus at the next payroll period after such termination of employment. Participants who voluntarily resign without good reason or whose employment is terminated for cause will not receive any cash retention bonus that had not already been paid. ALLTEL has agreed to honor the terms of the Retention Bonus Plan following the completion of the Merger. The Retention Bonus Plan will be administered by John W. Stanton, our Chairman and Chief Executive Officer, or his designee.
      John Stanton, Mikal J. Thomsen, Bradley J. Horwitz, Theresa Gillespie and Donald Guthrie will not participate in the Retention Bonus Plan.
Severance Plan
      Under the Severance Plan, the severance payments for executive officers will be equal to one year of such executive officer’s total compensation (base salary and target bonus). Severance payments will be paid if the employment of a participant is terminated by Western Wireless or its successor without cause or terminated by the participant for good reason (defined in the Severance Plan as a failure to pay, or a reduction in the participant’s compensation, or a relocation of the participant’s place of employment) during the two year period following the closing of the Merger. Participants who voluntarily resign without good reason or whose employment is terminated for cause will not receive any severance payments. The Severance Plan also provides employees who are not executive officers with cash severance payments of varying amounts. If a Severance Plan Participant is entitled to greater benefits under any agreement with us which provides for severance pay, in which case they would be paid in accordance with such agreement and not under the Severance Plan. None of the executive officers who have employment agreements with us are entitled to severance payments of greater than one year of total compensation under such employment agreements. ALLTEL has agreed to honor the Severance Plan following the Merger. No severance payments will be made under the Severance Plan in the event the Merger is not consummated. Mr. Stanton (or his designee) will also administer the Severance Plan.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of the Company’s Board of Directors was formed in July 1994. None of the members was at any time during 2004, or at any other time, an officer or employee of the Company. In 2004, we paid legal expenses of $0.3 million to Lane Powell Spears Lubersky LLC. These legal fees were paid by the company to defend Hellman and Friedman in a lawsuit filed by certain former holders of minority interests in three of our subsidiaries against us, Hellman and Friedman and certain of our directors. Hellman and Friedman is associated with two of our directors. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of the Company’s Board or Compensation Committee.

Compensation of Directors
      Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and participating in other related activities. In addition, non-employee directors are each paid an annual retainer of $24,000, $1,500 for each Board of Directors meeting they attend, $750 for each Committee meeting not held in conjunction with full Board of Directors meetings, and $500 for telephonic meetings. Directors serving as committee chairs receive an additional annual payment of $2,000. Each non-employee director is awarded annually nonqualified stock options to purchase 2,500 shares of the Company’s Class A Common Stock. A non-employee director will also be issued a nonqualified option to purchase 5,000 shares of the Company’s Class A Common Stock upon the director’s initial election or appointment to the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth, as of March 1, 2005, certain information regarding beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to own beneficially 5% or more of either class of Common Stock; (ii) each Named Executive Officer (as defined under “Executive Compensation” below); (iii) each director and nominee for director of the Company; and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons listed have sole voting power and investment power with respect to such shares, subject to community property laws, where applicable.

	Shares Beneficially Owned(2)			Percentage Beneficially Owned

	Class A	Class B	Total	Class A	Class B	Total	Outstanding
Name and Address(1)	Shares	Shares	Shares	Shares	Shares	Shares	Votes

John W. Stanton(3)	6,034,313	6,050,693	12,085,006	6.45%	88.48%	12.05%	41.05%
John L. Bunce, Jr.(4)	291,639	0	291,639	*	0	*	*
Mitchell R. Cohen(5)	46,117	0	46,117	*	0	*	*
Daniel J. Evans(6)	30,669	0	30,669	*	0	*	*
Theresa E. Gillespie(3)	6,034,313	6,050,693	12,085,006	6.45%	88.48%	12.05%	41.05%
Jonathan M. Nelson(7)	687,132	0	687,132	*	0	*	*
Peggy V. Phillips	0	0	0	*	0	*	*
Mikal J. Thomsen(8)	714,325	231,458	945,783	*	3.38%	*	1.88%
Peter H. van Oppen(9)	188,575	0	188,575	*	*	*	*
Bradley J. Horwitz(10)	387,021	21,700	408,721	*	*	*	*
Eric Hertz(11)	134,100	0	134,100	*	0	*	*
M. Wayne Wisehart(12)	69,500	0	69,500	*	0	*	*
T. Rowe Price Associates, Inc.(13)	6,399,400	0	6,399,400	6.86%	0	6.39%	3.96%
Columbia Wanger Asset Management, L.P.(14)	5,450,500	0	5,450,500	5.84%	0	5.44%	3.22%
Iridian Asset Management LLC(15)	5,134,400	0	5,134,400	5.50%	0	5.13%	3.03%
All directors and executive officers as a group (17 persons)(16)	9,395,789	6,393,968	15,789,757	9.87%	93.50%	15.48%	44.22%

*	Less than 1%

(1)	The address of T. Rowe Price Associates, Inc. (“T. Rowe Price”) is 100 East Pratt Street, Baltimore, Maryland 21202. The address of Columbia Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. The address of Iridian Asset Management LLC is 276 Post Road West, Westport, Connecticut 06880. The address of the Company’s directors and executive officers is 3650 131st Avenue SE, Bellevue, Washington 98006.

(2)	Computed in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(3)	Includes (i) 869,880 shares of Class A Common Stock and 1,686,069 shares of Class B Common Stock held by PN Cellular, Inc. (“PN Cellular”), which is substantially owned and controlled by Mr. Stanton and Ms. Gillespie, (ii) 576,859 shares of Class A Common Stock and 1,274,519 shares of Class B Common Stock held by Stanton Communications Corporation (“SCC”), which is substantially owned and controlled by Mr. Stanton and Ms. Gillespie, (iii) 4,420,919 shares of Class A Common Stock and 3,025,668 shares of Class B Common Stock held by Mr. Stanton and Ms. Gillespie, as tenants in common, (iv) 64,437 shares of Class B Common Stock held by The Stanton Family Trust, and (v) stock options which become exercisable within sixty days of March 1, 2005, held by Mr. Stanton and Ms. Gillespie to purchase 1,335 and 165,320 shares of Class A Common Stock, respectively. Mr. Stanton and Ms. Gillespie are married and share voting and investment power with respect to the shares jointly owned by them, as well as the shares held by PN Cellular, SCC and The Stanton Family Trust (the “Stanton Entities”).

(4)	Includes stock options which become exercisable within sixty days of March 1, 2005, held by Mr. Bunce to purchase 5,496 shares of Class A Common Stock. Options granted to Mr. Bunce prior to December 31, 1999 are held for the benefit of Hellman & Friedman Capital Partners II, L.P. and affiliates (“Hellman & Friedman”).

(5)	Includes stock options which become exercisable within sixty days of March 1, 2005, held by Mr. Cohen to purchase 5,496 shares of Class A Common Stock. Options granted to Mr. Cohen prior to December 31, 1999 are held for the benefit of Hellman & Friedman.

(6)	Includes stock options which become exercisable within sixty days of March 1, 2005, held by Mr. Evans to purchase 10,669 shares of Class A Common Stock.

(7)	Includes 487,490 shares owned by the Jonathan M. Nelson Family Foundation (the “Foundation”). Mr. Nelson is President and a Director of the Foundation and may be deemed to share voting and investment power over such shares. Mr. Nelson disclaims beneficial ownership of the shares held by the Foundation. Also includes stock options which become exercisable within sixty days of March 1, 2005, held by Mr. Nelson to purchase 3,642 shares of Class A Common Stock.

(8)	Includes stock options which become exercisable within sixty days of March 1, 2005, held by Mr. Thomsen to purchase 587,992 shares of Common Stock. Although the table reports all stock options as exercisable into Class A Common Stock, 109,294 of the stock options held by Mr. Thomsen are exercisable into either Class A Common Stock or Class B Common Stock at Mr. Thomsen’s discretion. Mr. Thomsen jointly holds voting and investment power with respect to all of such shares with his wife, except for shares issued or issuable upon the exercise of stock options.

(9)	Includes 5,000 shares of Class A Common Stock held by Mr. van Oppen’s wife, and 9,025 shares of Class A Common Stock held in trusts for the benefit of Mr. van Oppen’s son, niece and nephews. Mr. van Oppen disclaims beneficial ownership of those shares. Also includes stock options vested within sixty days of March 1, 2005, held by Mr. van Oppen to purchase 8,375 shares of Class A Common Stock.

(10)	Includes stock options vested within sixty days of March 1, 2005, held by Mr. Horwitz to purchase 219,021 shares of Class A Common Stock. Although this table reports all stock options as exercisable into Class A Common Stock, 47,788 of the stock options held by Mr. Horwitz are exercisable into either Class A Common Stock or Class B Common Stock at Mr. Horwitz’ discretion.

(11)	Includes 2,000 shares of Class A Common Stock held by Mr. Hertz’ wife and 400 shares of Class A Common Stock held in trust for the benefit of Mr. Hertz’ daughter. Mr. Hertz disclaims beneficial ownership of those shares. Also includes stock options vested within sixty days of March 1, 2005, held by Mr. Hertz to purchase 106,250 shares of Class A Common Stock.

(12)	Includes stock options vested within sixty days of March 1, 2005, held by Mr. Wisehart to purchase 50,000 shares of Class A Common Stock.

(13)	Beneficial ownership is as of December 31, 2004, as reported in a Schedule 13G/ A filed on February 14, 2005. These shares are owned by various individual and institutional investors to which T. Rowe Price serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, T. Rowe Price is deemed to be a beneficial owner of such securities; however, T. Rowe Price expressly disclaims that it is, in fact, the beneficial owner of such securities

(14)	Beneficial ownership is as of December 31, 2004, as reported in a Schedule 13G/ A filed on February 14, 2005.

(15)	Beneficial ownership is as of December 31, 2004, as reported in the Schedule 13G filed on February 8, 2005.

(16)	Includes stock options vested within sixty days of March 1, 2005, held by directors and executive officers to purchase 1,819,559 shares of Class A Common Stock. Although this table reports all stock options as exercisable into Class A Common Stock, 286,942 of the options held by executive officers are exercisable into either Class A Common Stock or Class B Common Stock at the respective holder’s discretion.
Securities Authorized For Issuance Under Equity Compensation Plans
      The following is a summary as of December 31, 2004 of all equity compensation plans of the Company that provide for the issuance of equity securities as compensation. See Note 15 to the Financial Statements-Stock-based Compensation Plans, for additional discussions.

	Number of
	Securities to be		Number of Securities
	Issued upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights(a)	and Rights(b)	Reflected in Column(a))(c)

Equity compensation plans approved by security holders	4,085,882	$15.01	656,990
Equity compensation plans not approved by security holders	994,500	29.40	7,005,500

Total	5,080,382	$12.76	7,662,490	(1)

(1)	The following plans have securities available for future issuance; Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (subject to shareholder approval) (7,005,500 shares), and Western Wireless Corporation Executive Restricted Stock Plan, as amended (656,990 shares).
      On December 30, 2004, the Board of Directors adopted the Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is subject to shareholder approval and will be submitted to the Company’s shareholders for approval at the next shareholder meeting. Pursuant to the terms of the 2005 Plan, no awards other than options may be granted under the 2005 Plan prior to shareholder approval. In addition, no options granted under the 2005 Plan may be exercised prior to shareholder approval and in the event shareholder approval is not obtained within 12 months of the date the 2005 Plan was first approved by the Board of Directors, then any options granted under the 2005 Plan will be forfeited and the 2005 Plan will be terminated.
      The 2005 Plan permits the grant of the following awards: nonqualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights. The Compensation Committee administers the 2005 Plan and has full power and authority to determine when and to whom awards will be granted, including the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the 2005 Plan. Any employee, consultant or director providing services to the Company or to any subsidiary of the Company, who is selected by the Compensation Committee, is eligible to receive awards under the 2005 Plan. The aggregate number of shares of the Company’s Class A Common

Stock that may be issued as awards under the 2005 Plan is 8,000,000 shares plus any shares of Common Stock subject to awards under the Western Wireless Corporation Amended and Restated 1994 Management Incentive Stock Option Plan on the date of shareholder approval of the 2005 Plan that later cease to be subject to such awards. The 2005 Plan will terminate on the tenth anniversary of the date the Board of Directors approved the plan, unless terminated by the Board or the Compensation Committee earlier, or extended by an amendment approved by the Company’s shareholders.

Item 13.	Certain Relationships and Related Transactions
      In 2004, we paid legal expenses of $0.3 million to Lane Powell Spears Lubersky LLC. These legal fees were paid by the company to defend Hellman and Friedman in a lawsuit filed by certain former holders of minority interests in three of our subsidiaries against us, Hellman and Friedman and certain of our directors. Hellman and Friedman is associated with two of our directors.
      In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.
      We had travel expenses of $0.2 million and $0.3 million in 2004 and 2003, respectively, with TPS, LLC, a company owned by our CEO and Chairman of the Board and Vice Chairman. TPS, LLC owns and operates an airplane used for certain business travel by the Company. We paid a discounted rate approximately 40% less per hour than the market rate for charter of this aircraft.

Item 14.	Principal Accountant Fees and Services
      The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers for the fiscal years 2004 and 2003.

	2004	2003

Audit Fees	$3,636,000	$1,209,000
Audit-Related Fees	$34,000	$11,000
Tax Fees	$139,000	$250,000
All Other Fees	$0	$30,000
Total	$3,809,000	$1,500,000
      Audit fees consisted of the audit work performed in connection with the Company’s consolidated financial statements and quarterly review of financial statements, fees for the issuance of no default letters and statutory audits in the international locations. Tax fees included services related to international corporate income tax returns. In 2003, all other fees primarily included fees related to the Company’s loan agreements.
      The Audit Committee has considered and concluded that the provision of the non-audit services provided by PricewaterhouseCoopers is compatible with maintaining the firm’s independence.
      The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent auditor. The Company is required to obtain pre-approval by the Audit Committee for all audit and permissible non-audit related fees incurred with the Company’s independent auditor. Pursuant to this requirement, the Audit Committee has adopted an Audit Fee Policy that provides for the general pre-approval of specific types of services and activities, including audit-related, tax and non-audit services, and further provides specific cost limits for each such service on an annual basis. Amounts in excess of these cost limits must be pre-approved by the Audit Committee. The audit related services include statutory audits required internationally, services in connection with SEC filings and comfort letters, and consultations on accounting issues. In pre-approving any services by the Company’s independent auditor, the Audit Committee will consider whether such services are consistent with the rules of the SEC on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Schedules
      The financial statements and schedules that are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules, which immediately precedes such documents.

Exhibit
Number		Exhibit Title

2	.1(R)	Agreement and Plan of Merger, dated as January 9, 2005, among ALLTEL Corporation. Wigeon Acquisition LLC and Western Wireless Corporation

3	.1(A)	Amended and Restated Articles of Incorporation.

3	.2(A)	Bylaws of the Registrant.

4	.6(P)	Indenture between Western Wireless Corporation and The Bank of New York, dated July 16, 2003, relating to 4.625% Convertible Subordinated Notes due 2023

4	.7(P)	Indenture between Western Wireless Corporation and The Bank of New York, dated June 11, 2003, relating to 9.250% Senior Notes due 2013

10	.1(F)	Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. dated March 10, 2000.

10.2		Amendment Number 1 to Master Purchase Agreement between Western Wireless Corporation and Nortel Networks, Inc. effective January 1, 2001.

10	.3(G)	Amended and Restated General Agreement for Purchase of Cellular Systems between Lucent Technologies, Inc. and Western Wireless Corporation dated October 1, 1999.

10	.4(D)	License and Services Agreement between Western Wireless Corporation and AMDOCS (UK) Limited dated August 23, 1999.

10	.6(J)	Stock Purchase Agreement by and between Western Wireless International Corporation and Bradley J. Horwitz dated April12, 2001.

10	.7(A)	Voting Agreement by and among Western Wireless Corporation and certain of its shareholders, dated May 13, 1996.

10	.8(A)	Employment Agreement by and between John W. Stanton and Western Wireless Corporation dated March 12, 1996.

10	.9(A)	Employment Agreement by and between Mikal J. Thomsen and Western Wireless Corporation dated March 12, 1996.

10	.10(A)	Employment Agreement by and between Theresa E. Gillespie and Western Wireless Corporation dated March 12, 1996.

10	.11(C)	Employment Agreement by and between Donald Guthrie and Western Wireless Corporation dated March 12, 1996.

10	.12(I)	Employment Agreement by and between Bradley J. Horwitz and Western Wireless Corporation dated March 20, 1996.

10	.14(E)	Employment Agreement by and between Jeffrey A. Christianson and Western Wireless Corporation dated December 17, 1999.

10	.15(J)	Employment Agreement by and between Gerald J. Baker and Western Wireless Corporation dated January 22, 2001.

10	.16(L)	Employment Agreement by and between Eric Hertz and Western Wireless Corporation dated May 7, 2002.
10	.17(M)	Employment Agreement by and between M. Wayne Wisehart and Western Wireless Corporation dated January 3, 2003.

10	.18(J)	Form of Indemnification Agreement between Western Wireless Corporation and its Directors and Executive Officers.

Exhibit
Number		Exhibit Title

10	.19(I)	Subscription and Put and Call Agreement with respect to Shares of Common Stock of Western Wireless International Corporation between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc., and Bradley J. Horwitz, as amended through second amendment.

10	.20(J)	Third Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated February 28, 2001.

10	.21(J)	Fourth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated March 31, 2001.

10	.22(J)	Fifth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated April 12, 2001.

10	.23(L)	Western Wireless Corporation 1994 Management Incentive Stock Option Plan, as amended through February 3, 2000.

10.24		Western Wireless Corporation 1996 Employee Stock Purchase Plan, as amended through November 2001.

10	.25(B)	Western Wireless Corporation 1997 Executive Restricted Stock Plan.

10	.26(H)	Agreement and Plan of Distribution between Western Wireless Corporation and Wireless Corporation dated April 9, 1999.

10	.27(F)	Loan Agreement among Western Wireless Corporation, as Borrower, TD Securities (USA) Inc., as Arranger, Bank of America, N.A., The Chase Manhattan Bank, and Barclays Bank PLC, as Co-Documentation Agents and Co-Syndication Agents, Dresdner Bank, AG, New York and Grand Cayman Branches, First Union National Bank, Fleet National Bank, Goldman Sachs Credit Partners LP, Cooperative Centrale-Raiffeisen Boerenleenbank B.A. “Rabobank International”, New York Branch, and Union Bank of California, N.A., as Managing Agents, Skandinaviska Enskilda Banken AB and U.S. Bank National Association, as Co-Agents, and Toronto Dominion (Texas) Inc., as Administrative Agent, dated as of April 25, 2000.

10	.28(N)	Western Wireless International Holding Corporation Amended and Restated 1998 Stock Appreciation Plan.

10	.29(K)	Agreement dated May 4, 2001 by and among Mannesmann Eurokom GmbH, EKOM Telecommunications Holding Ag and EHG Einkaufs-und Handels GmbH for the Sale and Purchase of 100% of the Shares in tele.ring Telekom Service GmbH, 100% of the Partnership Interest in tele.ring Telekom Service GmbH & Co KEG and for the Call-Option regarding the Sale and Purchase of 100% of the shares in Mannesmann 3G Mobilfunk GmbH 2.2.

10	.30(K)	Term Loan Agreement dated June 29, 2001 by and between tele.ring TeleKom Service GmbH, as Borrower, and EKOM Telecommunications Holding AG, as Lender.

10	.31(L)	Letter Agreement dated April 5, 2002 by and among tele.ring Telekom Service GmbH, EHG Einkaufs-und Handels GmbH, Vodafone AG (as universal successor of Mannesmann Eurokom GmbH) and EKOM Telecommunications Holding AG.

10	.32(N)	Amendment No. 1 to Term Loan Agreement, dated January 30, 2003 to Term Loan Agreement dated June 29, 2001, by and between tele.ring Telekom GmbH, as Borrower, and EKOM Telecommunications AG, as Lender.

10	.33(M)*	Amendment No. 1 to the Amended and Restated General Agreement for Purchase of Cellular Systems between Western Wireless Corporation and Lucent Technologies, Inc. dated September 17, 2002.

Exhibit
Number		Exhibit Title

10	.34(N)*	Facility Agreement dated April 30, 2002 by and between Western Wireless International d.o.o., as Borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original euro Facility Bank and Others.

10	.35(N)*	First Amendment Agreement relating to the Facility Agreement dated 30 April 2002 by and between Western Wireless International d.o.o., as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and original euro Facility Bank and Others.

10	.36(O)	Western Wireless Corporation Executive Restricted Stock Plan, as amended through May 2003.

10	.37(O)*	Master Purchase and License Agreement between Western Wireless Corporation and Nortel Networks, Inc., dated July 16, 2003.

10	.38(O)*	First Amendment to Loan Agreement, dated as of July 9, 2003 relating to the Loan Agreement dated as of April 25, 2000.

10	.39(P)	Second Amendment Agreement, dated August 28, 2003, relating to the Facility Agreement dated 30 April 2002, by and between Western Wireless International d.o.o, as borrower and IKB Deutsche Industriebank AG, as Lead Arranger, Off Shore Security Agent, Off Shore Facility Agent and Original Euro Facility Bank and Others.

10	.40(P)	Second Amendment and Restatement, dated August 28, 2003, of the Sponsors’ and Shareholders’ Undertaking and Completion Guarantee dated 30 April 2002, among Western Wireless International d.o.o., as Borrower, IKB Deutsche Industriebank AG, as Off Shore Security Agent or Off Shore Facility Agent, as the case may be, and Western Wireless International Corporation, Western Wireless International Slovenia Corporation and Western Wireless International Slovenia II Corporation, together the Sponsors.

10	.41(Q)	Sixth Amendment to the Subscription and Put and Call Agreement with respect to Share of Common Stock of Western Wireless International Corporation by and between Western Wireless International Corporation, Western Wireless Corporation, WWC Holding Co., Inc. and Bradley J. Horwitz dated January 18, 2004.

10	.42(S)	Letter Agreement, dated as of February 15, 2005, among Vodafone Holding GmbH (formerly known as Vodafone AG, ad universal successor of Mannesmann Eurokom GmbH), tele.ring Telekom Service GmbH, and EHG Einkaufs- und Handels GmbH.

10	.43(T)	Western Wireless Corporation 2005 Long-Term Equity Incentive Plan.

10.44		Western Wireless Corporation Retention Bonus Plan.

10.45		Western Wireless Corporation Severance Plan.

10.46		Stock Purchase Agreement dated as of March 15, 2005 between WWC Holding Co., Inc. and Bradley J. Horwitz.

12.1		Computation of Ratio of Earnings to Fixed Charges.

21	.1(N)	Subsidiaries of the Registrant.

23.1		Consent of PricewaterhouseCoopers LLP. Independent Registered Public Accounting Firm.

31.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

31.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).

32.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(A)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Commission File No. 333-2432).

(B)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4 (Commission File No. 333-14859).

(C)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/96.

(D)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/99.

(E)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/99.

(F)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/00.

(G)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/00.

(H)	Incorporated by reference to the exhibit filed with the VoiceStream Wireless Corporation Form 10 (Commission File No. 000-25441) filed with the SEC on February 26, 1999.

(I)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/00.

(J)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 3/31/01.

(K)	Incorporated by reference to the exhibit filed with our Form 8-K on July 16, 2001.

(L)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/02.

(M)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/02.

(N)	Incorporated by reference to the exhibit filed with our Form 10-K for the year ended 12/31/02.

(O)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 6/30/03.

(P)	Incorporated by reference to the exhibit filed with our Form 10-Q for the quarter ended 9/30/03.

(Q)	Incorporated by reference to the exhibit filed with our original Form 10-K for the year ended 12/31/03.

(R)	Incorporated by reference to the exhibit filed with our Form 8-K on January 13, 2005

(S)	Incorporated by reference to the exhibit filed with our Form 8-K on February 16, 2005

(T)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (Commission File No. 333-121798).

*	Confidential treatment granted with respect to certain portions of this Exhibit.

WESTERN WIRELESS CORPORATION
FORM 10-K
For The Year Ended December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Western Wireless Corporation:
      We have completed an integrated audit of Western Wireless Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Western Wireless Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As described in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for legal liabilities associated with asset retirements as required by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Western Wireless Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over accounting for income taxes and the determination of deferred income tax assets and liabilities, foreign income taxes payable and the benefit (provision) for income taxes, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over accounting for income taxes and the determination of deferred income tax assets and liabilities, foreign income taxes payable and the benefit (provision) for income taxes. Specifically, the Company did not have effective controls to (i) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, new accounting pronouncements and new state, federal or international tax legislation; and (ii) ensure appropriate preparation and review of the benefit (provision) for income taxes and the components of deferred income tax assets and liabilities and foreign income taxes payable. These control deficiencies resulted in an audit adjustment to the 2004 financial statements but they did not result in the restatement of the Company’s annual or interim financial statements. Additionally, these control deficiencies could result in a misstatement to deferred income tax assets and liabilities, foreign income taxes payable or the benefit (provision) for income taxes resulting in a material misstatement to the annual or interim financial statements. Accordingly, management has determined that these control deficiencies constitute a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Western Wireless Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Western Wireless Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Seattle, Washington
March 16, 2005

WESTERN WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$278,633	$128,597
Accounts receivable, net of allowance for doubtful accounts of $26,057 and $24,523, respectively	264,908	218,258
Inventory	32,947	30,182
Marketable securities	107,227	351
Prepaid expenses and other current assets	87,849	22,716

Total current assets	771,564	400,104
Property and equipment, net of accumulated depreciation of $1,127,402 and $936,567, respectively	1,054,082	914,499
Licensing costs and other intangible assets, net of accumulated amortization of $35,845 and $27,916, respectively	1,237,407	1,192,130
Investments in and advances to unconsolidated affiliates	11,063	9,353
Other assets	44,685	23,062

	$3,118,801	$2,539,148

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$78,037	$101,118
Accrued liabilities and other	319,132	203,835
Construction accounts payable	56,494	31,061
Current portion of long-term debt	253,629	47,318

Total current liabilities	707,292	383,332

Long-term liabilities:
Long-term debt, net of current portion	2,013,194	2,172,893
Deferred income taxes	47,399	150,977
Other long-term liabilities	64,617	39,565

Total long-term liabilities	2,125,210	2,363,435

Minority interests in consolidated subsidiaries	22,287	23,202

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 93,300,241 and 84,663,930 shares issued and outstanding
Class B, 6,838,796 and 6,792,721 shares issued and outstanding	1,130,569	899,304
Deferred compensation		(112)
Accumulated other comprehensive loss	24,220	(6,360)
Deficit	(890,777)	(1,123,653)

Total shareholders’ equity (deficit):	264,012	(230,821)

	$3,118,801	$2,539,148

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share data)
Revenues:
Subscriber revenues	$1,519,671	$1,105,664	$810,686
Roamer revenues	252,083	263,031	257,935
Fixed line revenues	47,608	56,613	55,751
Equipment sales	82,126	63,903	53,632
Other revenues	16,233	14,536	8,606

Total revenues	1,917,721	1,503,747	1,186,610

Operating expenses:
Cost of service (exclusive of depreciation, amortization and accretion included below)	523,217	419,798	356,579
Cost of equipment sales	188,948	160,979	118,649
General and administrative (exclusive of stock-based compensation, net, of $38,723, $10,945, and ($4,122), respectively)	307,218	251,211	213,562
Sales and marketing	280,597	221,431	184,838
Depreciation, amortization and accretion	270,670	274,218	241,645
Asset dispositions		4,850	24,094
Stock-based compensation, net	38,723	10,945	(4,122)

Total operating expenses	1,609,373	1,343,432	1,135,245

Other income (expense):
Interest and financing expense, net	(140,817)	(158,569)	(156,691)
Loss on extinguishment of debt	(16,260)	(21,220)
Equity in net income of unconsolidated affiliates	6,182	2,750	4,219
Gain on sale of Croatian joint venture		40,519
Realized loss on marketable securities	(10,974)	(5,180)	(658)
Realized gain on interest rate hedges	9,838	15,227	546
Other, net	(3,074)	(1,572)	925

Total other expense	(155,105)	(128,045)	(151,659)

Minority interests in net (income) loss of consolidated subsidiaries	(11,454)	4,637	8,107

Income (loss) from continuing operations before benefit (provision) for income taxes and cumulative change in accounting principle	141,789	36,907	(92,187)
Benefit (provision) for income taxes	91,087	(37,449)	(121,272)

Income (loss) from continuing operations before cumulative change in accounting principle	232,876	(542)	(213,459)

Discontinued operations:
Income from discontinued operations			5,736
Gain on sale of discontinued operations			23,903

Total discontinued operations			29,639

Income (loss) before cumulative change in accounting principle	232,876	(542)	(183,820)
Cumulative change in accounting principle		(2,231)

Net income (loss)	$232,876	$(2,773)	$(183,820)

Pro forma net income (loss) assuming SFAS No. 143 is applied retroactively (Note 2)	$232,876	$(542)	$(184,740)

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) — (Continued)

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share data)
Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$2.46	$(0.01)	$(2.71)
Discontinued operations			0.38
Cumulative change in accounting principle		(0.02)

Basic income (loss) per share	$2.46	$(0.03)	$(2.33)

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle	$2.27	$(0.01)	$(2.71)
Discontinued operations			0.38
Cumulative change in accounting principle		(0.02)

Diluted income (loss) per share	$2.27	$(0.03)	$(2.33)

Comprehensive income (loss):
Net income (loss)	$232,876	$(2,773)	$(183,820)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities:
Reclassification adjustment	1,348	5,208	223
Unrealized income (loss) on marketable securities	2,040	990	(8,777)

Net unrealized income (loss) on marketable securities	3,388	6,198	(8,554)

Unrealized income (loss) on hedges
Reclassification adjustment	(94)	82
Unrealized income (loss) on hedges	3,194	6,163	(5,856)

Net unrealized income (loss) on hedges	3,100	6,245	(5,856)

Foreign currency translation adjustment	16,550	5,724	14,124

Comprehensive income (loss), before provision for income taxes on other comprehensive income (loss) items	255,914	15,394	(184,106)
Provision for income taxes related to other comprehensive income (loss) items (Note 13)	7,542

Total comprehensive income (loss)	$263,456	$15,394	$(184,106)

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Accumulated
					Other		Total
	Class A	Class B	Paid-In	Deferred	Comprehensive		Shareholders’
	Shares	Shares	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)

BALANCE AS OF JANUARY 1, 2002	71,881,603	6,981,072	$668,158		$(24,241)	$(937,060)	$(293,143)
Shares issued:
Upon exercise of stock options	81,654	25,000	797				797
Class B shares exchanged for Class A shares	231,348	(231,348)
Deferred compensation	35,000		117	$(39)			78
Foreign currency translation adjustment					14,124		14,124
Unrealized loss on hedges					(5,856)		(5,856)
Unrealized loss on securities					(8,777)		(8,777)
Reclassification adjustment on securities					223		223
Net loss						(183,820)	(183,820)

BALANCE AS OF DECEMBER 31, 2002	72,229,605	6,774,724	669,072	(39)	(24,527)	(1,120,880)	(476,374)
Shares issued:
Upon exercise of stock options	226,322	25,000	1,671				1,671
Class B shares exchanged for Class A shares	7,003	(7,003)
Upon grant to executive officers in lieu of cash bonuses	201,000		1,037				1,037
For cash, net of costs	12,000,000		227,300				227,300
Deferred compensation			224	(73)			151
Foreign currency translation adjustment					5,724		5,724
Unrealized gain on hedges					6,163		6,163
Reclassification adjustment on hedges					82		82
Unrealized gain on securities					990		990
Reclassification adjustment on securities					5,208		5,208
Net loss						(2,773)	(2,773)

BALANCE AS OF DECEMBER 31, 2003	84,663,930	6,792,721	899,304	(112)	(6,360)	(1,123,653)	(230,821)
Shares issued:
Upon exercise of stock options	516,886	58,500	3,617				3,617
Class B shares exchanged for Class A shares	12,425	(12,425)
Upon grant to executive officers in lieu of cash bonuses	107,000		2,342				2,342
For cash, net of costs	8,000,000		200,815				200,815
Deferred compensation				112			112
Tax benefit of exercised stock options			24,491				24,491
Foreign currency translation adjustment					16,550		16,550
Unrealized gain on hedges					3,194		3,194
Reclassification adjustment on hedges					(94)		(94)
Unrealized gain on securities					2,040		2,040
Reclassification adjustment on securities					1,348		1,348
Provision for income taxes related to comprehensive income (loss) items					7,542		7,542
Net income						232,876	232,876

BALANCE AS OF DECEMBER 31, 2004	93,300,241	6,838,796	$1,130,569	$—	$24,220	$(890,777)	$264,012

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating activities:
Net income (loss)	$232,876	$(2,773)	$(183,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations			(5,736)
Gain on sale of joint venture and subsidiary, respectively		(40,519)	(23,903)
Cumulative change in accounting principle		2,231
Realized loss on marketable securities	10,974	5,180	658
Loss on extinguishment of debt	16,260	21,220
Depreciation, amortization and accretion	274,827	278,356	245,399
Deferred income taxes	(112,962)	32,461	118,516
Asset dispositions		4,850	24,094
Stock-based compensation, net	38,723	10,945	(4,122)
Equity in net (income) loss of unconsolidated affiliates, net of cash distributions received	(1,080)	952	(4,219)
Minority interests in net income (loss) of consolidated subsidiaries	11,454	(4,637)	(8,107)
Realized gain on interest rate hedges	(9,838)	(15,227)	(546)
Non-cash interest	12,901	10,633	7,407
Other, net	4,633	2,243	569
Changes in operating assets and liabilities:
Accounts receivable, net	(38,021)	(41,187)	(6,258)
Inventory	(1,377)	(3,874)	10,794
Prepaid expenses and other current assets	(19,355)	17,728	12,349
Other assets	27	(5,178)	19
Accounts payable	4,525	25,732	(28,034)
Accrued liabilities	53,707	18,637	(64)

Net cash provided by operating activities	478,274	317,773	154,996

Investing activities:
Purchase of property and equipment	(347,247)	(253,263)	(304,564)
Additions to licensing costs and other intangible assets	(7,163)	(1,475)	(15,093)
Purchases of marketable securities	(114,429)
Proceeds from sale of joint venture and subsidiary, respectively		69,630	28,897
Acquisition of wireless properties		(16,220)
Proceeds from asset disposition		22,800	5,102
Funds in escrow	(30,157)	(886)	(23,242)
Purchases of minority interests	(33,180)
Other, net	(37)	117	438

Net cash used in investing activities	(532,213)	(179,297)	(308,462)

Financing activities:
Additions to long-term debt	1,314,668	739,504	222,780
Repayment of long-term debt	(1,302,306)	(1,014,538)	(52,024)
Issuance of common stock, net	204,432	228,971	450
Premium on retirement of debt		(10,133)
Debt refinancing costs	(12,935)	(28,155)
Dividends paid to minority interests	(10,291)
Decrease in checks drawn in excess of deposits		(13,576)	(8,927)
Other, net		(509)	520

Net cash provided by (used in) financing activities	193,568	(98,436)	162,799

Effect of exchange rate changes	10,407	7,552	4,086
Change in cash and cash equivalents	150,036	47,592	13,419
Cash and cash equivalents, beginning of period	128,597	81,005	67,586

Cash and cash equivalents, end of period	$278,633	$128,597	$81,005

See accompanying notes to consolidated financial statements

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization:
      Western Wireless Corporation (“Western Wireless,” “the Company,” “we,” “our” and “us”) provides wireless communications services in the United States principally through the ownership and operation of cellular systems. We provide cellular operations primarily in rural areas in 19 western states under the CellularONE® and Western Wireless® brand names.
      At December 31, 2004, the Company owned approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and other operating companies, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries: Austria, Ireland, Slovenia, Bolivia, Haiti and Ghana. We also have a non-controlling interest in Georgia. In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.
      On January 9, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ALLTEL Corporation (“ALLTEL”) and Wigeon Acquisition LLC, a direct wholly-owned subsidiary of ALLTEL (“Merger Sub”), providing for, among other things, the merger of Western Wireless with and into Merger Sub (the “Merger”).
      In the Merger, each share of Western Wireless Class A Common Stock and Class B Common Stock (collectively, the “Western Wireless Common Stock”) will be exchanged for a combination of approximately 0.535 shares of ALLTEL common stock and $9.25 in cash. In lieu of that combination, Western Wireless shareholders may elect to receive either 0.7 shares of ALLTEL common stock or $40.00 in cash for each share of Western Wireless Common Stock; however, both of those elections will be subject to proration to preserve an overall mix of $9.25 in cash and approximately, but not less than, 0.535 shares of ALLTEL common stock for all of the outstanding shares of Western Wireless Common Stock taken together.
      Consummation of the Merger is subject to certain conditions, including: (i) the effectiveness of ALLTEL’s registration statement for its shares of common stock to be issued in the Merger; (ii) the approval and adoption of the Merger and the Merger Agreement by the holders of Western Wireless Common Stock representing two-thirds of all the votes entitled to be cast thereon; and (iii) the receipt of regulatory approvals, including the approval of the Federal Communications Commission (“FCC”) and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). On February 23, 2005, we and ALLTEL each received an additional request for information and documentary materials (a “Second Request”) from the U.S. Department of Justice. The HSR Act provides that the transaction may not close during a waiting period of 30 calendar days following certification by Western Wireless and ALLTEL that they have substantially complied with the Second Request.
      Contemporaneously with entering into the Merger Agreement, ALLTEL entered into a voting agreement (“the Voting Agreement”) with the following holders of Western Wireless Common Stock: John W. Stanton, Theresa E. Gillespie, The Stanton Family Trust, PN Cellular, Inc. and Stanton Communications Corporation (see Part III Item 10 — “Directors and Executive Officers of the Registrant” and Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) All of the shares of Western Wireless common stock beneficially owned by these shareholders, representing approximately 41% of the number of votes entitled to be cast, are subject to the Voting Agreement. Each of these shareholders is obligated by the Voting Agreement to vote its shares in favor of the approval and adoption of the Merger Agreement and the Merger.
      The Merger Agreement contains certain termination rights for each of Western Wireless and ALLTEL and further provides that, in the event of termination of the Merger Agreement under specified circumstances

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
followed by an agreement by the Company to enter into an alternative transaction under specified circumstances, Western Wireless may be required to pay to ALLTEL a termination fee of $120 million.
      Although we believe that the Merger with ALLTEL will be completed in 2005, the underlying accounting within the consolidated financial statements and related disclosures assumes we will continue as a stand-alone entity as the completion of the merger is deemed not probable until all required regulatory approvals have been received.

2.	Summary of Significant Accounting Policies:

Principles of Consolidation:
      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. The affiliate investment in which we have a non-controlling interest, but have significant influence, is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2004, we consolidate six of WWI’s operating entities: Austria, Ireland, Slovenia, Bolivia, Haiti and Ghana.
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

Revenue Recognition:
      Access and special feature service revenues are recognized when earned. Service revenues based on customer usage are recognized at the time the service is provided. Activation fees for our indirect channels are deferred over the expected length of customer service, while activation fees for our direct channels are recognized when billed. We defer certain acquisition costs up to or equal to deferred activation fees in our indirect channel on postpaid activations where we are not a party to the handset sale. We adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) effective July 1, 2003 on a prospective basis which requires activation fees collected by us through our direct channel to be included as a component of equipment revenues. Previously, activation fees collected through our direct channel were included in subscriber revenue. Prepaid service revenue is deferred until airtime is used, at which point revenue is recognized. Equipment sales, which primarily consist of handset revenues, are recognized upon delivery of the handset to the customer. We consider the sale of a handset to be a separate earnings process from that of providing monthly access.
      Beginning in the third quarter of 2003, we include amounts collected from our customers for federal and state universal service fund assessments as a component of subscriber revenues. The subsequent remittances to the universal service fund are recorded in general and administrative expenses. The amounts included in subscriber revenues were $26.9 million and $12.9 million for the years ended December 31, 2004 and 2003, respectively. The amounts included in general and administrative expenses approximated revenues for each of the years ended December 31, 2004 and 2003. Because the amount was not material to our previously reported revenues, expenses or net loss, we have not changed the presentation in prior periods.

Cash and Cash Equivalents:
      Cash and cash equivalents generally consist of cash and marketable securities that have original maturity dates at the time of acquisition not exceeding three months. Such investments are stated at cost which approximates fair value.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory:
      Inventory consists primarily of handsets and related accessories. Inventory is accounted for using the first-in, first-out method of accounting and is adjusted to estimated market value, if lower.

Marketable Securities:
      Marketable securities are stated at fair market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. Available-for-sale securities are carried at fair value with the unrealized gains (losses) reported as a separate component of other comprehensive income (loss), unless the unrealized loss is considered other-than-temporary.

Operating Leases:
      Our cell sites are typically situated on leased property including land, towers, and rooftop locations. Our retail stores, distribution facilities, office space and certain of our customer service centers are also leased. For tenant improvement allowances and rent incentives, we record a deferred rent liability included as a component of accrued liabilities on our Consolidated Balance Sheets. We amortize deferred rent over the terms of the leases as reductions to rent expense in our Consolidated Statements of Operations. For scheduled rent escalation clauses during the lease terms we record minimum rental payments on a straight-line basis over the terms of the leases.

Long-Lived Assets:
      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the estimated useful lives of the assets. Lives for: (i) buildings and improvements range from 5 to 40 years; (ii) wireless communications systems range from 3 to 20 years; and (iii) furniture and equipment range from 3 to 5 years.
      Domestic licensing costs primarily represent costs incurred to acquire Federal Communications Commission’s (“FCC”) wireless licenses, including cellular licenses principally obtained through acquisitions. Our domestic licensing costs have an indefinite useful life.
      International licensing costs primarily represent costs incurred to acquire wireless spectrum in foreign markets and are recorded at cost. Amortization begins with the commencement of service to customers using the straight-line method over the estimated useful lives, which include known renewal periods. Estimated useful lives range from 11 to 25 years, depending upon the period of issuance by government regulators.
      Other intangible assets consist primarily of deferred financing costs and trademarks. Trademarks are amortized over their estimated useful lives, typically 10 years. Deferred financing costs are amortized to interest expense using the effective interest method over the terms of the respective loans.
      We capitalize interest costs associated with the cost of constructing our wireless networks and the cost of acquiring our licenses during the initial construction phase. These costs are amortized over the related assets’ estimated useful lives. For the years ended December 31, 2003, and 2002, we capitalized $0.2 million and $2.1 million of interest costs, respectively. We had no capitalized interest in the year ended December 31, 2004.
      It is our policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as expected future cash flows.
      As described in Note 6, we must assess the recoverability of our domestic licenses at least annually. This evaluation is performed on our domestic licensing costs as a single unit. We are required to separate individual licensing costs from the combined operating unit at the time we adopt or consider a plan to dispose of an individual market. During late 2002, we began considering the sale of our Arizona 6 Rural Service Area (“RSA”) license. Early indication of market values for this RSA reflected that future cash flows upon sale would not exceed the carrying value of the license. Accordingly, we recorded an impairment charge of $17.8 million related to this RSA, which is included in asset dispositions in our Consolidated Statements of Operations and Comprehensive Income (Loss). Upon final negotiations, an additional impairment loss was recorded in 2003 of approximately $4.9 million. General market prices along with the sales price of this RSA still support our aggregate license valuation and do not indicate a broader impairment issue.
      On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement relates to the expected costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For us, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143 on January 1, 2003, we recorded an ARO of $6.8 million and a non-cash cumulative change in accounting principle of $2.2 million representing accumulated accretion and depreciation through December 31, 2002. The accretion and depreciation expense related to the adoption of SFAS No. 143 for the twelve months ended December 31, 2004 and 2003 was $1.1 million and $1.3 million, respectively.
      The following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share
	data)
As reported:
Net income (loss)	$232,876	$(2,773)	$(183,820)
Basic income (loss) per share	$2.46	$(0.03)	$(2.33)
Diluted income (loss) per share	$2.27	$(0.03)	$(2.33)
Pro forma:
Net income (loss)	$232,876	$(542)	$(184,740)
Basic income (loss) per share	$2.46	$(0.01)	$(2.34)
Diluted income (loss) per share	$2.27	$(0.01)	$(2.34)
      Our asset retirement obligation was $12.8 million, $8.5 million and $6.8 million as of December 31, 2004, December 31, 2003 and January 1, 2003, respectively.

Investments in and advances to unconsolidated affiliates:
      The Company has an unconsolidated investment in an affiliate (“Georgia”) in which it has a non-controlling interest, but has significant influence. The Company accounts for the investment using the equity method.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, our beneficial ownership interest in Georgia was 14.5%. The undistributed earnings of Georgia as of December 31, 2004 were $10.4 million.

Advertising Costs:
      We expense advertising costs as incurred. Advertising costs totaled $54.7 million, $43.6 million and $34.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes:
      We file consolidated federal and state income tax returns and our foreign subsidiaries also file separate foreign income tax returns as applicable. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when they are realized. A valuation allowance against deferred tax assets is recorded when it is more likely than not that an uncertainty regarding their realizability exists.

Loss on Extinguishment of Debt:
      For the years ended December 31, 2004 and 2003, we recorded a $16.3 million and $21.2 million loss on the extinguishment of debt, respectively. The $16.3 million loss on extinguishment of debt for the year ended December 31, 2004 was related to the write-off of deferred financing costs and cancellation of certain related interest rate swaps in conjunction with the refinancing of our credit facility. In 2003, we recorded a loss on the extinguishment of our 10 1/2% Senior Subordinated Notes Due 2006 (the “2006 notes”) and the 10 1/2% Senior Subordinated Notes Due 2007 (the “2007 notes”) and the refinancing of our Slovenian credit facility.

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

Stock-Based Compensation Plans:
      In December 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted under SFAS No. 148, we have elected to continue to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for our stock-based compensation plans.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on our net income (loss) and basic and diluted income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share
	data)
Net income (loss):
As reported	$232,876	$(2,773)	$(183,820)
Add: stock-based compensation expense included in reported net income (loss), net of tax	24,395	10,945	(4,122)
Deduct: stock-based compensation expense determined under fair value method for all awards, net of tax	(30,032)	(16,188)	(4,104)

Pro forma net income (loss)	$227,239	$(8,016)	$(192,046)

Basic income (loss) per share:
As reported	$2.46	$(0.03)	$(2.33)
Pro forma	$2.40	$(0.10)	$(2.43)
Diluted income (loss) per share:
As reported	$2.27	$(0.03)	$(2.33)
Pro forma	$2.22	$(0.10)	$(2.43)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2004	2003	2002

Weighted average risk free interest rates	4.0%	4.1%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	75.0%	67.0%
Expected lives (in years)	6.5	7.5	7.5
      The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Foreign Currency Translation:
      For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical cost. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).

Fair Value of Financial and Derivative Instruments:
      We enter into interest rate swap, cap and collar agreements to manage interest rate exposure pertaining to long-term debt. We have only limited involvement with these financial instruments, and do not use them for trading purposes. Interest rate swaps and collars are accounted for on an accrual basis, the cost of which is

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in interest expense. Premiums paid to purchase interest rate cap agreements are classified as an asset and amortized to interest expense over the terms of the agreements.
      We enter into foreign exchange contracts as needed to hedge certain foreign currency commitments. Gains and losses are recognized currently and are generally offset by gains or losses on the related commitments.
      We record all derivative instruments on the balance sheet at fair value. On the date derivative contracts are entered into, we designate the derivative as either: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).
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
      In 2004, we entered into an interest rate swap with a notional value of $200 million to hedge the fair value of $200 million of our 9.250% Senior Notes due July 2013 (“2013 Notes”). The interest rate swap expires in July 2013 in conjunction with the maturity of the 2013 Notes. Semi-annually we will pay a floating rate of interest equal to the six month LIBOR plus a fixed margin of 4.3975% and receive fixed rate payments of 9.25% in return. The terms of the interest rate swap agreement and the 2013 Notes are such that effectiveness can be measured using the short-cut method defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This interest rate swap agreement had no impact on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004.
      In 2004, we canceled interest rate swaps with an aggregate notional value of $200 million in conjunction with the refinancing of our credit facility (see Note 8). As a result of canceling these interest rate swaps, we recorded a $3.2 million loss which is included in the loss on extinguishment of debt on our Consolidated Statements of Operations and Comprehensive Income (Loss). The $3.2 million loss represents cash paid upon cancellation of the swaps and is also included as a component of debt refinancing costs in our Consolidated Statements of Cash Flows.
      Information regarding the fair value of our financial instruments is summarized as follows:

	At December 31,

	2004		2003

	Recorded		Recorded
	Value	Fair Value	Value	Fair Value

	(Dollars in thousands)
Current and long-term debt	$2,266,823	$2,449,336	$2,220,211	$2,313,667
Interest rate swap, cap and collar liabilities; net	$6,762	$6,762	$17,222	$17,222
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

Operating Leases:
      Our cell sites are typically situated on leased property including land, towers, and rooftop locations. Our retail stores, distribution facilities, office space and certain of our customer service centers are also leased. For tenant improvement allowances and rent incentives, we record a deferred rent liability included as a component of accrued liabilities on our Consolidated Balance Sheets. We amortize deferred rent over the terms of the leases as reductions to rent expense in our Consolidated Statements of Operations. For scheduled rent escalation clauses during the lease terms we record minimum rental expenses on a straight-line basis over the terms of the leases.
      During the fourth quarter of 2004, we revised our accounting for certain operating leases that contain fixed rental increases to recognize lease expense on a straight-line basis over the lease term in accordance with SFAS No. 13 “Accounting for Leases”, as amended, and related pronouncements. In addition, we modified the lives of certain categories of assets to conform with the lease terms which impacted our depreciation expense. Pursuant to the revised accounting for our leases and assets we recorded out-of-period adjustments to cost of service expense and depreciation expense during the fourth quarter of 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or financial statement line items. The adjustments were recorded in the quarter ended December 31, 2004 and no prior periods were adjusted. The impact of the out-of-period adjustment on the affected line items in our consolidated statement of operations is as follows:

	Three Months Ended	For the Year Ended
	December 31, 2004	December 31, 2004

	(Dollars in thousands, except per share data)
Increase (Decrease)
Cost of Service	$5,595	$4,624
Depreciation, amortization and accretion	(1,134)	(703)

Income (loss) before benefit (provision) for income taxes	(4,461)	(3,921)
Benefit (provision) for income taxes	1,650	1,451

Net income (loss)	$(2,811)	$(2,470)

Basic income (loss) per share	$(0.03)	$(0.03)
Diluted income (loss) per share	$(0.03)	$(0.03)

Principal Prepayments of Long-Term Debt:
      We classify expected principal prepayments on long-term debt as either current or non-current, based on the anticipated source of funding for the prepayment in accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to Be Refinanced.” If long-term financing is both available and expected to be utilized to fully finance anticipated prepayment amounts, we classify them as long-term debt on our Consolidated Balance Sheet. The portion of the anticipated prepayments that will be financed from cash or other current assets are classified by us in the current portion of long-term debt on our Consolidated Balance Sheet.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Disclosure:
      Cash paid for interest was $136.1 million, $152.0 million and $149.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Cash paid for U.S. and foreign income taxes was $11.0 million, $1.2 million, and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      In September 2004, we completed certain build out commitments with TMO and received an incremental 5 MHz of personal communication services (“PCS”) licenses in some of the same markets as the initial 5 MHz acquired in 2003. The incremental acquired licenses and related microwave clearing costs were recorded at their fair value of $13.9 million. In aggregate, we have recorded licenses and related microwave clearing costs of $41.3 million associated with the acquisition of the TMO licenses. In addition, we recorded deferred revenues which will be amortized through 2013 with the related Global System for Mobile Communications (“GSM”) minutes of use.
      In the fourth quarter of 2004, we determined that we had adequate evidence to reverse our valuation allowance on a majority of our deferred tax assets within the U.S. tax jurisdiction. As a result of the reversal of the valuation allowance, we recorded a non-cash charge to additional paid in capital of $24.5 million related to tax benefits of exercised stock options.
      There were no significant non-cash investing or financing activities for the years ended December 31, 2002 and 2001.

Major Customer:
      Our largest roaming partner, Cingular Wireless LLC, now merged with AT&T Wireless as a combined entity, accounted for 12%, 16%, and 18% of our total domestic revenues in 2004, 2003 and 2002, respectively.

Reclassifications:
      Certain amounts in prior years’ financial statements have been reclassified to conform to the 2004 presentation.

Estimates Used in Preparation of Financial Statements:
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include, but are not limited to, estimated renewal periods of our operating leases, collectability of subscriber accounts receivable, the fair value of our indefinite life intangible assets, the useful lives of long-lived assets, the fair value of certain long-lived assets, and the realizability of deferred tax assets. On an on-

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Recently Issued Accounting Standards:
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share based payments (including employee stock options) at fair value. This statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, would require instead that such transactions be accounted for using a fair-value based method. The statement is effective for our interim period beginning July 1, 2005. We intend to use the Black-Scholes-Merton formula for initial adoption of SFAS No. 123R, as binomial models are currently still being developed and analyzed. We have elected not to perform any retrospective application, as permitted in SFAS No. 123R, and will prospectively implement SFAS No. 123R beginning July 1, 2005. We are currently evaluating the impact of SFAS No. 123R on our Consolidated Statements of Operations and Comprehensive Income (Loss).
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”), that operating segments that do not meet the quantitative thresholds of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) can be aggregated only if the segments have similar economic characteristics and the segments share a majority of the aggregation criteria listed in SFAS No. 131. The adoption of EITF No. 04-10 had no material effect on our financial position, results of operations, or disclosures.
      In June 2004, the EITF reached a consensus on Issue No. 03-01 “the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), addressing the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115. The consensus reached states that an investment is impaired if the fair value of the investments is less than its cost and should be assessed for impairment in each reporting period. Additionally, an investment that is impaired should be deemed other-than-temporarily impaired unless a number of criteria are met. Disclosure provisions in EITF No. 03-01 are effective for annual periods ending after December 15, 2003. In September 2004, the effective date of all other provisions in EIFT No. 03-01 were delayed. The adoption of the disclosure provisions had no material effect on our financial position or results of operations. Comparative information is not required.

3.	Marketable Securities:
      Marketable securities are classified as available-for-sale and are stated at fair market value. Information regarding our marketable securities is summarized as follows:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Available-for-sale equity securities:
Aggregate fair value	$107,227	$351
Historical cost	(104,139)	(651)

Unrealized holding income (loss), net	$3,088	$(300)

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our net unrealized holding income (loss) is included as an increase (decrease) to accumulated other comprehensive income (loss) and comprehensive income (loss) on our Consolidated Balance Sheets and our Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. Realized gains and losses are determined on the basis of specific identification. For the twelve months ended December 31, 2004, 2003, and 2002, we realized a loss of $11.0 million, $5.2 million, and $0.7 million, respectively. The loss in 2004 was due to an other-than-temporary impairment of our investments in equity securities in the telecommunications industry. In 2003, the loss was related to common stock delivered for the acquisition of Minnesota Southern Wireless Company. Our aggregate fair value of available-for-sale securities includes $98.2 million in debt securities maturing in 2011.

4.	Prepaid Expenses and Other Current Assets:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Prepaid rent	$8,585	$6,705
Value added taxes receivable	4,172	3,419
Deferred customer acquisition costs	4,714	2,689
Deposits	10,666	1,274
Non-trade accounts receivable	8,119	1,292
Current deferred tax assets, net of valuation allowance	36,514
Other	15,079	7,337

	$87,849	$22,716

5.	Property and Equipment:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Land, buildings and improvements	$55,823	$47,040
Wireless communications systems	1,808,249	1,543,286
Furniture and equipment	185,355	163,586

	2,049,427	1,753,912
Less accumulated depreciation	(1,127,402)	(936,567)

	922,025	817,345
Construction in progress	132,057	97,154

	$1,054,082	$914,499

      Depreciation expense was $259.3 million in 2004, $265.7 million in 2003 and $234.4 million in 2002.

6.	Licensing Costs and Other Intangible Assets:
      On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how acquired goodwill and other intangible assets are recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill, including excess net book value associated with equity method investments, and other intangible assets with indefinite useful lives, on a prospective basis, are no longer amortized. Our domestic FCC licenses provide us with the exclusive right to utilize certain radio

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
frequency spectrum to provide cellular communications services. FCC licenses are issued for only a fixed time, generally ten years and such licenses are subject to renewal by the FCC. Renewals of FCC licenses have historically occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our FCC licenses. As a result, our FCC licenses are treated as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and are no longer amortized but rather are assessed for impairment. We must reevaluate the useful life determination for wireless licenses at regular intervals to determine whether events and circumstances continue to support an indefinite useful life. Our assessment is performed by combining our individual domestic licenses as a single unit and determining their fair value using the discounted present value of expected future cash flows. We consider our domestic licenses to be a single unit as they are operated in aggregate in such a manner that represents their highest and best use. In addition, it is unlikely that a significant portion of our individual RSAs or MSAs would be sold on a stand-alone basis. The determination of fair value is a complex consideration that involves significant assumptions and estimates. Assumptions and estimates made were based on our best judgments and included among other things: (i) an assessment of market and economic conditions including discount rates; (ii) future operating strategy and performance; (iii) competition and market share; and (iv) the nature and cost of technology utilized. During the third quarter of 2004, we completed our annual impairment assessment of our indefinite life intangible assets and determined that, in the aggregate, they continue not to be impaired. Impairment must be assessed at least annually for these assets, or when indications of impairment exist. It is possible that future assessments could cause us to conclude that impairment indications exist. Accordingly, there are no assurances that future valuations will result in the conclusion that our domestic licenses are not impaired.
      In connection with the adoption of SFAS No. 142, we incurred a deferred income tax provision of $120.7 million for the year ended December 31, 2002 mainly to increase the valuation allowance related to our net operating loss (“NOL”) carryforwards. This charge included $96.9 million as the initial effect of adoption as of January 1, 2002. We have significant deferred tax liabilities related to our domestic licenses. Historically, we did not need a valuation allowance for the portion of our NOL carryforward equal to the amount of license amortization expected to occur during the NOL carryforward period. Since we ceased amortizing domestic licenses on January 1, 2002 for book purposes and we can no longer estimate the amount, if any, of deferred tax liabilities related to our domestic licenses which will reverse in future periods, we increased the valuation allowance accordingly. Subsequent to January 1, 2002, we have continued to amortize our domestic licenses for federal income tax purposes, but as previously discussed, domestic license costs are no longer amortized for book purposes. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of approximately $21.6 million for the year ended December 31, 2002. For the year ended December 31, 2004 and December 31, 2003, the portion of our domestic income tax provision related to these licenses was $30.9 million and $32.5 million, respectively.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information related to our licensing costs and other intangible assets is as follows:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Intangible assets subject to amortization:
International related licensing costs	$139,553	$104,157
Deferred financing costs	34,295	41,174
Trademark and other	17,679	16,357

	191,527	161,688
Accumulated amortization:
International related licensing costs	(26,253)	(17,641)
Deferred financing costs	(3,685)	(6,808)
Trademark and other	(5,907)	(3,467)

	(35,845)	(27,916)

Net intangible assets subject to amortization	155,682	133,772
Intangible assets not subject to amortization:
Domestic licensing costs	1,081,725	1,058,358

	$1,237,407	$1,192,130

      We include the amortization of deferred financing costs in interest and financing expense. The following table represents current and expected amortization expense, excluding deferred financing costs, for each of the following periods (dollars in thousands):

Aggregate amortization expense:
For the year ended December 31, 2004	$10,627
Expected amortization expense:
For the year ending December 31, 2005	$11,282
For the year ending December 31, 2006	10,276
For the year ending December 31, 2007	10,276
For the year ending December 31, 2008	10,276
For the year ending December 31, 2009	10,276

7.	Accrued Liabilities and Other:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Taxes, mainly income, sales, use and property	$55,165	$38,195
Payroll and benefits	54,897	28,997
Interest	35,114	33,478
Interconnect charges	39,459	19,869
Fair market value adjustment of interest rate hedges	7,445	15,160
Stock appreciation rights	47,002	10,086
Unearned revenue	34,717	21,821
Other	45,333	36,229

	$319,132	$203,835

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Credit Facility:
Revolver		$350,000
Term Loans	$1,183,875	822,000
9.250% Senior Notes Due 2013	600,000	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000	115,000
tele.ring Term Loan	218,281	200,753
Slovenian Credit Facility	74,286	69,438
Bolivian Credit Facility	50,000
Bolivian Bridge Loan		34,700
Other	25,381	28,320

	2,266,823	2,220,211
Less current portion	(253,629)	(47,318)

	$2,013,194	$2,172,893

      The aggregate amounts of principal maturities as of December 31, 2004, are as follows (dollars in thousands):

Year Ending December 31,

2005	$253,629
2006	54,460
2007	70,031
2008	85,289
2009	76,551
Thereafter	1,726,863

$2,266,823

Credit Facility:
      At December 31, 2004, we had a $1.50 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility consists of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (The “Revolving Credit Facility”). At December 31, 2004 and March 1, 2005, the term loans were fully drawn and we had $300 million and $240 million, respectively, available to borrow under the Revolving Credit Facility.
      The terms of the Credit Facility contain certain covenants which impose limitations on our operations and activities, including, among other things, limitations on the incurrence of indebtedness, the sale of assets, investments and acquisitions, distribution of dividends or other distributions and loans. Failure to comply with covenants would result in an event of default and would allow the lenders to accelerate the maturity. Subject to our leverage ratio at the time, the Credit Facility may require us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt and from excess cash flow beginning with the fiscal year ended December 31, 2004. The Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $200 million (so long as $100 million is available under the Revolving Credit

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Facility), plus certain other amounts received, such as from the sale of stock of Western Wireless or the sale of any WWI stock or assets, subject to certain conditions. The Credit Facility also limits payments of dividends or other distributions to $200 million (so long as $100 million is available under the Revolving Credit Facility), subject to certain conditions. However, the Credit Facility allows for unlimited payments of dividends and other distributions (so long as $100 million is available under the Revolving Credit Facility) if our leverage ratio (as defined in the agreement) is below a specified threshold. Substantially all of our domestic assets are pledged as collateral for the Credit Facility. In February 2005, we invested approximately $125 million in our tele.ring subsidiary to repay the tele.ring term loan, which reduces the amount we are able to invest in our international subsidiaries. A change of control of the Company would allow the lenders to accelerate the maturity of the Credit Facility.
      Under the terms of Term Loan A, we are required to make quarterly payments on the outstanding principal beginning September 30, 2004. These payments typically tend to increase on the anniversary date of the initial payment, until paid in full in May 2010. Under the terms of Term Loan B, we are required to make small quarterly payments on the outstanding principal balance beginning September 30, 2004, with the remainder of the balance being paid in four equal quarterly payments starting September 30, 2010 and ending in May 2011. Under the terms of the Revolving Credit Facility, any outstanding principal balance is payable in full in May 2010. For the year ending December 31, 2004, quarterly principal payments paid for Term Loan A and Term Loan B under the Credit Facility were $11.3 million and $4.9 million, respectively. Principal payments required under the Credit Facility for 2005 are $69.2 million, which includes an excess cash flow payment of approximately $35.0 million. The excess cash flow payment has been classified as long-term debt on our Consolidated Balance Sheet as it is our intention to fund the prepayment through the Revolving Credit Facility.
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
      The Credit Facility requires us to enter into interest rate hedge agreements to manage our interest rate exposure under the Credit Facility. At December 31, 2004, we had interest rate caps, swaps and collars hedging the Credit Facility with a total notional amount of $1.0 billion. Generally, these instruments have initial terms ranging from one to five years and effectively convert variable rate debt to fixed rate.

9.250% Senior Notes Due 2013:
      We have $600 million of 9.250% Senior Notes due 2013 (the “2013 Notes”) outstanding. Interest is payable semi-annually. We may redeem the 2013 Notes at our option at any time on or after July 15, 2008, in whole or from time to time in part, at specified redemption prices, plus accrued and unpaid interest. In addition, on or before July 15, 2008, we may redeem any of the 2013 Notes at our option at any time, in whole, or from time to time in part, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2013 Notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2013 Notes being redeemed discounted to the date of redemption at a specified rate. In addition, on or before July 15, 2006, we may apply, at our option, certain proceeds from issuances of our capital stock and from transactions with affiliates and related persons to redeem up to 35% of the aggregate principal amount of the 2013 Notes at a redemption price equal to 109.250% of the principal amount of the 2013 Notes being redeemed, plus accrued and unpaid interest to but excluding the date fixed for redemption. The 2013 Notes contain certain covenants that, among other things, limit our ability to incur additional

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indebtedness, make certain asset dispositions, make restricted payments, issue capital stock of certain wholly-owned subsidiaries and enter into certain mergers, sales or combinations. The 2013 Notes are unsecured and will rank equally in right of payment to all existing and future senior unsecured obligations of ours. Additionally, the 2013 Notes will rank senior in right of payment to all existing and future subordinated debt, but are effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries.

4.625% Convertible Subordinated Notes Due 2023:
      We have $115 million of 4.625% Convertible Subordinated Notes due 2023 (the “2023 Notes”) outstanding. Interest is payable semi-annually. The 2023 Notes are convertible into Class A common stock at a per share price of $15.456, subject to adjustment, at any time or, at our option, into an equivalent amount of cash in lieu of shares of common stock. In addition, holders may require that we repurchase all or a portion of the 2023 Notes on June 15, 2013 and June 15, 2018 at par plus accrued interest payable in cash or Class A common stock, at our option. Between June 18, 2006 and June 18, 2010, we may redeem in whole or in part the 2023 Notes in cash at par plus accrued interest plus a make whole amount equal to the present value of the remaining scheduled interest payments through and including June 15, 2010, subject to the closing sales price of our common stock exceeding the conversion price by 150% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. Between June 18, 2010 and June 18, 2013, we may redeem in cash at par plus accrued interest all or a portion of the 2023 Notes subject to the closing sales price of our common stock exceeding the conversion price by 125% for 20 trading days in any consecutive 30 day trading period immediately prior to notification of redemption. After June 18, 2013, the 2023 Notes are redeemable at par plus accrued interest. The 2023 Notes are subordinate in right of payment to the Credit Facility, the 2013 Notes and all indebtedness and other liabilities of our subsidiaries.

tele.ring Term Loan:
      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. In February 2005, the tele.ring Term Loan was repaid in full. At December 31, 2004, the outstanding balance of $240.3 million included principal of $218.3 million and accrued interest of $22.0 million. The repayment was primarily made from cash provided by both tele.ring and Western Wireless and, as such, is classified in the current portion of long-term debt at December 31, 2004. The repayment included $30.0 million borrowed under the Revolving Credit Facility and, as such, is classified as long-term debt on our Consolidated Balance Sheets.

Slovenian Credit Facility:
      In April 2002, Western Wireless International d.o.o. (“Vega”) entered into a credit facility agreement with a consortium of banks to provide funding for the implementation and expansion of Vega’s network in Slovenia. In September 2003, the Slovenian credit facility was amended (as amended, the “Slovenian Credit Facility”). Under the terms of the Slovenian Credit Facility: (i) all undrawn commitments were cancelled and substantially all of Vega’s operating and financial covenants were eliminated; (ii) balances of $20.9 million from collateral accounts supporting the original loan and a $0.9 million refund of facility fees related to the undrawn commitments were utilized to pay down the principal balance; (iii) the applicable margin on EURIBOR advances has been increased to initial rates of 1.50% on certain EURIBOR advances and 3.50% on the remaining EURIBOR advances; and (iv) the repayment schedule for outstanding borrowings, which are comprised of semi-annual installments beginning on May 30, 2004 and ending on November 30, 2009, remained unchanged. Western Wireless International Corporation, a subsidiary of WWI (“WWIC”) has agreed to certain covenants, including an unconditional guarantee of the loan, an obligation to fund Vega’s cash shortfalls and restrictions which limit the ability of WWIC and its majority owned subsidiaries to incur

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indebtedness, grant security interests, dispose of majority owned subsidiaries, enter into guarantees and distribute dividends. There are also certain financial covenants, relating to WWIC and its majority owned subsidiaries, including Minimum Consolidated Annualized EBITDA and Consolidated Tangible Net Worth. WWIC was in compliance with its covenants at December 31, 2004. The amendment was deemed to be a significant modification under EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and accordingly Vega wrote off all deferred financing costs associated with the original credit facility resulting in a loss on extinguishment of debt of $4.3 million for the year ended December 31, 2003. As of December 31, 2004, Vega had $74.3 million outstanding under the Slovenian Credit Facility. For the year ending December 31, 2005, using current exchange rates, we are required to make approximately $23.4 million in principal and interest payments and funding of related escrow accounts under the Slovenian Credit Facility. Under the Slovenian Credit Facility, Vega must maintain escrow accounts for the upcoming six months of principal payments and each quarter’s interest payments. As of December 31, 2004, the balance of Vega’s collateral accounts was $10.7 million.

Bolivian Credit Facility:
      In May 2004, NuevaTel S.A (“NuevaTel”), a subsidiary of WWI, finalized the terms of a credit facility agreement (the “Bolivian Credit Facility”) with the Overseas Private Investment Corporation (“OPIC”). The entire commitment of $50 million was drawn in one tranche, of which $34.7 million was utilized to repay the principal amount of NuevaTel’s bridge loan. The balance of the Bolivian Credit Facility proceeds will provide funding for working capital and the expansion of NuevaTel’s network in Bolivia. Under the terms of the Bolivian Credit Facility, all outstanding principal is required to be repaid in predetermined quarterly installments beginning on July 15, 2006 and ending on April 15, 2014. Interest accrues at a rate of 8.74% and is required to be paid on a quarterly basis beginning July 15, 2004. The Bolivian Credit Facility contains certain restrictive covenants, including a debt service coverage ratio which does not become effective until the third quarter of 2006. Other covenants include, among other things, limitations on NuevaTel’s ability to incur additional indebtedness, make certain asset dispositions, make restricted payments and enter into certain mergers, sales or combinations. Substantially all of NuevaTel’s assets are pledged as collateral for the Bolivian Credit Facility. WWIC, has pledged its shares in NuevaTel to OPIC as security for the Bolivian Credit Facility and has entered into a sponsor support agreement with OPIC pursuant to which WWIC has a maximum obligation to OPIC of $11.6 million. WWIC has secured this obligation by providing a letter of credit in favor of OPIC, secured by cash collateral of $11.6 million. In addition, available cash that is considered to be above and beyond NuevaTel’s immediate operating needs is held in an escrow account until such time as it is needed for operating needs or debt service. As of December 31, 2004, the balance in this account was $15.3 million. At December 31, 2004, the outstanding amount of principal and interest under the Bolivian Credit Facility was $50.0 million and $0.9 million, respectively, and the facility was fully drawn.
      None of our international loan facilities have recourse to Western Wireless Corporation. As previously discussed, WWIC has guaranteed the Slovenian Credit Facility.
      The weighted average domestic interest rate paid to third parties was 6.5%, 6.6% and 6.6% in 2004, 2003 and 2002, respectively. The consolidated international weighted average interest rate paid to third parties was 5.9%, 6.5% and 5.8% for the years ended December 31, 2004, 2003 and 2002, respectively.
      In 2005, we intend to borrow under the Revolving Credit Facility in order to make an excess cash flow prepayment required by the Credit Facility, fund the repayment of the tele.ring Term Loan, and purchase the remaining interest in WWI (see Note 16). Borrowing capacity available to us at December 31, 2004 was $300 million under the Revolving Credit Facility.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies:

Commitments:
      In January 2005, we entered into a Merger Agreement with ALLTEL and Merger Sub, a direct wholly owned subsidiary of ALLTEL, providing for the Merger of the Company with and into Merger Sub (See Note 1.) In connection with the Merger, the Company has entered into commitments for employee retention payments and legal fees of approximately $25 million. Approximately $5 million of these payments are contingent upon the closing of the Merger.
      In September 2004, tele.ring entered into a contract with Alcatel Austria AG for equipment related to the build out of its Universal Mobile Telecommunications System network in accordance with its licensing requirements. Under the contract, tele.ring has a minimum purchase obligation of approximately $30 million to be fulfilled by 2006.

Operating Leases:
      We have operating leases for cell site locations, administrative offices and retail facilities. Our lease contracts include options to renew our leases for up to an additional 25 years. Future minimum payments required under the fixed non-cancellable term of the lease, including those periods for which failure to renew the lease imposes a penalty utilizing current exchange rates, as of December 31, 2004, are summarized below (dollars in thousands):

Year Ending December 31

2005	$68,309
2006	50,336
2007	47,412
2008	44,799
2009	42,647
Thereafter	264,040

$517,543

      Aggregate rental expense for all operating leases was approximately $71.6 million in 2004, $58.1 million in 2003 and $51.6 million in 2002.

Contingencies:
      The Merger Agreement contains certain termination rights for each of Western Wireless and ALLTEL and further provides that, in the event of termination of the Merger Agreement under specified circumstances followed by an agreement by the Company to enter into an alternative transaction under specified circumstances, Western Wireless may be required to pay to ALLTEL a termination fee of $120 million.
      We, our directors, and ALLTEL are named as defendants in a lawsuit brought on January 12, 2005 in the Superior Court of the State of Washington, County of King at Seattle, arising out of our pending Merger with ALLTEL. The complaint alleges, among other things, that our directors breached their fiduciary duties in approving the merger, and as a result our shareholders will be irreparably harmed in that they will not receive their fair portion of the value of our assets and business and will be prevented from obtaining a fair price for their Western Wireless shares. The complaint also alleges, among other things, that we and ALLTEL have aided and abetted the alleged breaches of fiduciary duties by our directors. The complaint is brought on behalf of a purported class of all holders of our stock who will allegedly be harmed by defendants’ actions. The complaint seeks various forms of injunctive relief, including, among other things: decreeing that the Merger

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement is unlawful and unenforceable, directing the individual defendants to obtain a transaction which is in the best interests of our shareholders until the process for the sale or auction of us is completed and the highest possible price is obtained, and rescinding the merger to the extent implemented. We and ALLTEL each believe that the allegations of the complaint are without merit.
      As previously disclosed, we are defending two lawsuits filed against us in King County Superior Court in Washington by certain former holders of minority interests in three of our subsidiaries. The lawsuits relate to our acquisition of the remaining minority interests in these three subsidiaries. The plaintiffs alleged a variety of contractual and other claims and sought an unspecified amount of damages. During the course of discovery, the plaintiffs asserted claims for damages in excess of $100 million. In an order dated September 9, 2004, the court granted our motion for summary judgment and dismissed with prejudice plaintiffs’ claims against all defendants. Plaintiffs have filed a notice of appeal with the Court of Appeals for the state of Washington. We believe that plaintiffs’ appeal is without merit and will contest this appeal vigorously. Although litigation is subject to inherent uncertainties, we believe that this litigation will not have a material adverse impact on us.

International Contingencies:

Haiti:
      WWI’s operating company in Haiti, Communication Cellulaire d’Haiti S.A. (“COMCEL”), provides Time Division Multiple Access (“TDMA”) mobile communications services in the 800 MHz band. Additionally, COMCEL carries international long distance traffic to and from its customers in Haiti. COMCEL launched commercial mobile services in September 1999.
      There have been periods of civil unrest and violence in Haiti. Since February 2004, Haiti has been ruled by an interim government with support from United Nations peacekeeping troops. During this time, COMCEL’s network has remained operational, with the exception of temporary interruptions in communications services and retail distribution to some parts of the country, These temporary interruptions have not materially impacted COMCEL’s financial results.

Ghana:
      Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and build out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been suspended. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build out requirements. During the course of settlement negotiations, the Government of Ghana (“GoG”) has proposed reducing the fine to approximately $25 million. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection. We do not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. If we are unable to reach an agreement with the GoG, we may be required to impair our investment in Westel. As such, this asset is evaluated for impairment on an ongoing basis.
      In September 2004, WWI filed an expropriation claim against the GoG. WWI is seeking $152 million as compensation for the expropriation, by reason of failure to allocate spectrum, of WWI’s investment in Westel by the GoG acting primarily through the Ministry of Communications and the NCA. The Government has submitted to binding international arbitration and both parties have initiated the appointment of arbitrators. WWC’s net investment in Westel at December 31, 2004 was approximately $4.7 million.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Côte d’Ivoire:
      WWI owns a 40% interest in Cora de Comstar S.A. (“Cora”). In 2003, Cora suspended operations after its assets were expropriated by armed persons supported by local police. We are uncertain as to when, or if, operations will be resumed there. We have fully written off our investment in Cora. Together with our partner, Modern Africa Growth & Investment Company L.L.C, we have filed an expropriation claim against the government of Côte d’Ivoire for approximately $55 million. We are uncertain of the timing or likelihood of any recovery.

Slovenia:
      In Slovenia, our largest competitor, the state-owned telephone company which has a market share of approximately 75%, charges its customers an exceptionally high tariff to call the customers of other networks, including our Slovenian operating company, Vega. As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe that these pricing practices are anticompetitive and violate the laws of Slovenia and the European Union, including Articles 5 and 10 of the Slovenian Prevention of the Restriction of Competition, Articles 75 and 77 of the Slovenian Telecommunications Act, and Article 82 of the EC Treaty to the European Commission.
      We have previously filed claims with Slovenia’s National Telecommunications Regulatory Authority and Competition Protection Office (the “CPO”) and continue to actively pursue several other avenues to bring about regulatory relief, some of which may include legal action. In January 2005, the CPO issued a summary of facts that concluded the state-owned operator had severely violated the anti-monopolistic regulations, which all parties involved have 20 days to appeal. The next step for the CPO would be to issue a formal ruling, which would likely not occur until the end of March or later.
      We have served a demand for compensation on the government of Slovenia in the amount of 174 million euro for damages arising from the government’s failure to regulate this market, as well as demanding immediate correction of the anticompetitive behavior of the state-owned operator. If there is no response to this demand we expect to file a lawsuit in the courts of Slovenia with uncertainty as to the outcome and timing thereof. If regulatory or legal relief is not obtained or there is an extended delay before regulatory relief is obtained such that our estimate of our future cash flows would change, we may be required to impair our investment in our Slovenian operating company. As such, we assess the situation in Slovenia on an ongoing basis to determine whether there have been any changes in facts or circumstances which may require us to perform an impairment analysis pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”), which requires recognition of an impairment loss if the carrying amount of a long-lived asset or group of long-lived assets exceeds the undiscounted cash flows associated with the asset or asset group. Pursuant to SFAS No. 144, we conducted an impairment analysis of the long-lived assets in our Slovenian operating company as of September 30, 2004, and believe that no impairment loss is required as the carrying amount of these long-lived assets did not exceed the estimated undiscounted future cash flows associated with these assets. In the fourth quarter of 2004, no events or circumstances occurred that necessitated a need to update our impairment analysis. In performing our impairment analysis, we considered the likelihood and timing of regulatory relief and related impacts on subscriber growth and capital expenditures. We believe with Slovenia’s entry into the European Union, regulatory relief would be likely. At December 31, 2004, the long-lived assets in our Slovenian operating company had a net book value of approximately $100 million, of which, approximately 65% represents property and equipment, with the remaining approximately 35% representing licensing costs and other intangible assets.

General:
      Our international investments are subject to the laws and regulations governing telecommunications services in effect in each of the countries in which they operate. These laws and regulations can have a

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

10.	Income Taxes:
      The components of the benefit (provision) for income taxes are as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Current taxes:
International	$(16,384)	$(4,988)	$(2,756)
Deferred taxes:
International	(3,073)
U.S.	110,544	(32,461)	(118,516)

Benefit (provision) for income taxes	$91,087	$(37,449)	$(121,272)

      U.S. and international components of income (loss) before incomes taxes and cumulative change in accounting principle are as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
U.S.	$177,665	$104,320	$37,703
International	(35,876)	(67,413)	(100,251)
Impact of discontinued operations			(29,639)

Income (loss) from continuting operations before income taxes and cumulative change in accounting principle	$141,789	$36,907	$(92,187)

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of deferred income tax assets and liabilities, at their estimated effective tax rate, are as follows:

	As of
	December 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
U.S. federal and state net operating loss carryforwards	$238,673	$253,065
Foreign net operating loss carryforwards	394,016	450,353
Stock-based compensation	25,426	13,974
Other	40,530	28,015

Total deferred tax assets	698,645	745,407
Valuation allowance	(432,904)	(684,160)
Deferred tax liabilities:
Wireless licenses basis difference	(185,883)	(150,977)
Property and equipment basis difference	(81,351)	(39,205)
Other	(9,392)	(22,042)

Total deferred tax liabilities	(276,626)	(212,224)

	$(10,885)	$(150,977)

Our deferred income tax assets and liabilities are reported as follows in our Consolidated Balance Sheets:
Current deferred tax assets, net of valuation allowance and current deferred tax liabilities	$36,514
Non-current deferred tax liabilities, net of non-current deferred tax assets	(47,399)	$(150,977)

	$(10,885)	$(150,977)

      A reconciliation of taxes on results of continuing operations at the federal statutory rate to the actual tax provision is as follows:

	For the Year
	Ended December 31,

	2004	2003

	(Dollars in thousands)
Income taxes at federal statutory rate	$(49,627)	$(12,917)
Change in valuation allowance, net of non-rate items	168,624	(1,487)
State income taxes, net of federal benefit	(3,594)	(648)
Impact of foreign operations	(26,690)	(14,630)
Other, net	2,374	(7,767)

Benefit (provision) for income taxes	$91,087	$(37,449)

      At December 31, 2004, we had available federal NOL carryforwards of approximately $635 million. The federal NOL carryforwards, if unused, will expire in tax years 2004 through 2023. Approximately $80 million of our federal NOL carryforwards were generated by our Slovenian subsidiary, and may only be utilized to offset future income of that subsidiary. Further, we may be limited in our ability to use our federal NOL carryforwards in any one year due to ownership changes that preceded the business combination that formed us in July 1994 and changes in shareholdings that occurred during 1999. We also have NOLs related to foreign jurisdictions of approximately $1.7 billion, which are reported at foreign statutory rates. Approximately

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.3 billion of these foreign NOL carryforwards are related to Austria. The NOL carryforward balance of $735 million in Austria at the time of our acquisition in 2001 was assigned no value in purchase accounting. These NOL carryforwards are not available in the United States.
      The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. In 2004, our Haitian subsidiary was able to begin paying dividends to us. As a result, we no longer consider the undistributed earnings of our Haitian subsidiary to be permanently reinvested, and a deferred tax liability of $2.6 million has been recorded for these undistributed earnings.
      We have historically had sufficient uncertainty regarding the realization of our net deferred tax assets, including a history of recurring operating losses, that we have recorded a valuation allowance for the net deferred tax assets of the Company. In the fourth quarter of 2004, we determined that we had adequate evidence that it is more likely than not that we will realize certain deferred tax assets for U.S. federal and state income tax purposes. As a result, we have released the valuation allowance on these deferred tax assets. The release of our valuation allowance on a majority of our U.S. jurisdictional deferred tax assets reduced the provision for income taxes by approximately $173.9 million, resulting in a net benefit for the year ended December 31, 2004.

11.	Other long-term liabilities:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Deferred revenue	$29,343	$17,004
Asset retirement obligation	12,799	8,511
Other long-term liabilities	22,475	14,050

	$64,617	$39,565

12.	Shareholders’ Equity:
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

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Issuances:
      In August 2004, we completed an equity offering of 8,000,000 shares of Class A common stock for net proceeds of approximately $200.8 million.
      In November 2003, we completed an equity offering of 12,000,000 shares of Class A common stock for net proceeds of $227.3 million.
      We issued 682,386, 452,322 and 141,654 shares of Class A common stock in 2004, 2003 and 2002, respectively, as a result of employee stock option exercises and issuances under our restricted stock plan.

13.	Accumulated Comprehensive (Income) Loss:
      The components of accumulated comprehensive (income) loss, net of tax is as follows:

	As of December 31,

	2004	2003

	(Dollars in thousands)
Unrealized gain (loss) on marketable securities	$3,088	$(300)
Unrealized loss on hedges	(4,592)	(7,692)
Cumulative translation adjustment	18,182	1,632
Provision for income taxes related to comprehensive income (loss) items	7,542

	$24,220	$(6,360)

      The following table allocates the related tax effects for each component of other comprehensive (income) loss for the year ended December 31, 2004:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount

	(Dollars in thousands)
Unrealized income (loss) on marketable securities:
Reclassification adjustment	$1,348	$(499)	$849
Unrealized income (loss) on marketable securities	2,040	(643)	1,397

Net unrealized income (loss) on marketable securities	3,388	(1,142)	2,246

Unrealized income (loss) on hedges
Reclassification adjustment	(94)	752	658
Unrealized income (loss) on hedges	3,194	158	3,352

Net unrealized income (loss) on hedges	3,100	910	4,010

Foreign currency translation adjustment	16,550	7,774	24,324

Other comprehensive income (loss)	$23,038	$7,542	$30,580

14.	Income (Loss) Per Common Share:
      SFAS No. 128 requires two presentations of income per share — “basic” and “diluted.” Basic income (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, convertible debt and the employee stock purchase plan using the “treasury stock” method or the “if converted” method, as applicable.

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In net loss periods, all options outstanding would be considered anti-dilutive. In net income periods, certain options remain anti-dilutive because the option exercise price is above the average market price of our outstanding shares for the period. Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 737,000, 2,362,000 and 2,990,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Weighted average shares issuable upon the assumed conversion of our 2023 Notes, which were not included in the calculation because they were anti-dilutive, were 4,159,000 for the year ended December 31, 2003. For the years ended December 31, 2003 and 2002, all options outstanding are anti-dilutive, thus basic and diluted loss per share are equal. Stock option exercises and the conversion of all or a portion of the 2023 Notes could potentially dilute earnings per share in the future.
      The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share data)
Basic income (loss) per share computation:
Numerator:
Income (loss) from continuing operations before cumulative change in accounting principle	$232,876	$(542)	$(213,459)
Total discontinued operations			29,639
Cumulative change in accounting principle		(2,231)

Net income (loss)	$232,876	$(2,773)	$(183,820)

Denominator:
Weighted average common shares outstanding:	94,665,000	81,248,000	78,955,000

Basic income (loss) per share:
Continuing operations before cumulative change in accounting principle	$2.46	$(0.01)	$(2.71)
Discontinued operations			0.38
Cumulative change in accounting principle		(0.02)

Basic income (loss) per share	$2.46	$(0.03)	$(2.33)

Diluted income (loss) per share computation:
Numerator:
Income (loss) from continuing operations before cumulative change in accounting principle and discontinued operations	$232,876	$(542)	$(213,459)
Add back interest and financing expense on convertible subordinated notes, net of tax	3,470

Adjusted income (loss) from continuing operations before cumulative change in accounting principle and discontinued operations	236,346	(542)	(213,459)
Total discontinued operations			29,639
Cumulative change in accounting principle		(2,231)

Adjusted net income (loss)	$236,346	$(2,773)	$(183,820)

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share data)
Denominator:
Weighted average common shares outstanding:	94,665,000	81,248,000	78,955,000
Assumed exercise of stock options	1,827,000
Assumed exercise of convertible subordinated notes	7,440,000

Dilluted weighted average shares outstanding	103,932,000	81,248,000	78,955,000

Diluted income (loss) per share:
Continuing operations before cumulative change in accounting principle and discontinued operations	$2.27	$(0.01)	$(2.71)
Discontinued operations			0.38
Cumulative change in accounting principle		(0.02)

Diluted income (loss) per share	$2.27	$(0.03)	$(2.33)

15.	Stock-based Compensation Plans:
      On December 30, 2004, the Board of Directors adopted the Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is subject to shareholder approval and will be submitted to the Company’s shareholders for approval at the next shareholder meeting. Pursuant to the terms of the 2005 Plan, no awards other than options may be granted under the 2005 Plan prior to shareholder approval. In addition, no options granted under the 2005 Plan may be exercised prior to shareholder approval and in the event shareholder approval is not obtained within 12 months of the date the 2005 Plan was first approved by the Board of Directors, then any options granted under the 2005 Plan will be forfeited and the 2005 Plan will be terminated.
      The 2005 Plan permits the grant of the following awards: nonqualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights. The Compensation Committee administers the 2005 Plan and has full power and authority to determine when and to whom awards will be granted, including the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the 2005 Plan. Any employee, consultant or director providing services to the Company or to any subsidiary of the Company, who is selected by the Compensation Committee, is eligible to receive awards under the 2005 Plan. The aggregate number of shares of the Company’s Class A Common Stock that may be issued as awards under the 2005 Plan is 8,000,000 shares plus any shares of Common Stock subject to awards under the Western Wireless Corporation Amended and Restated 1994 Management Incentive Stock Option Plan on the date of shareholder approval of the 2005 Plan that later cease to be subject to such awards. The 2005 Plan will terminate on the tenth anniversary of the date the Board of Directors approves the plan, unless terminated by the Board or the Compensation Committee earlier, or extended by an amendment approved by the Company’s shareholders.
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

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
new 2004 ESPP. Under the 2004 ESPP, employees are immediately eligible to participate in the plan. All other material terms of the 2004 ESPP are similar to the 1996 ESPP.
      Options granted, exercised and canceled under the above 2005 Plan and MISOP are summarized as follows:

	For the Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

	(Amounts in thousands, except pricing information)
Outstanding, beginning of period	4,027	$12.76	3,291	$15.20	2,960	$15.06
Options granted	1,814	$26.03	1,085	$5.17	806	$16.61
Options exercised	(575)	$6.68	(251)	$7.55	(107)	$6.58
Options canceled	(186)	$22.50	(98)	$23.98	(368)	$19.71

Outstanding, end of the period	5,080	$17.83	4,027	$12.76	3,291	$15.20

Exercisable, end of the period	2,223	$15.22	2,328	$13.85	2,155	$12.44
      The weighted average fair value of stock options granted was $20.25 in 2004, $4.13 in 2003 and $9.96 in 2002.
      The following table summarizes information about fixed price stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	(Amounts in thousands, except pricing information)
$ 0.53 – $ 5.12	1,020	8 years	$4.77	241	$4.08
$ 5.28 – $ 8.13	1,142	3 years	$7.00	977	$6.90
$ 9.47 – $21.89	1,216	7 years	$17.41	452	$9.95
$23.58 – $29.40	1,016	10 years	$29.27
$29.44 – $39.19	686	6 years	$39.07	553	$39.08

$ 0.53 – $39.19	5,080	7 years	$17.83	2,223	$15.22

      In September 1998, WWI’s Board of Directors approved the 1998 Stock Appreciation Rights (“SAR”) Plan (the “SAR Plan”), effective January 1, 1998. Under the SAR Plan, as amended, selected key employees and agents of WWI may receive performance units, which are “rights” to receive an amount based upon 7% of the fair market value of WWI. Fair market value is based upon management’s estimates at the time, considering various factors and is approved by WWI’s board of directors. The WWI SAR Plan, as amended, provides for quarterly valuations and exercise windows. WWI SARs do not represent an equity interest in WWC, WWI, or any other subsidiary of WWC, only a right to compensation under the terms of the SAR Plan.
      The SAR Plan, as amended, authorizes a maximum of 31,594 rights and authorizes the SAR Plan administrator to determine, among other things, the grant of SARs, the price of the grant and vesting provisions. Granted SARs generally vest over a four-year period and provide for a cash payout in a lump-sum distribution or installments over a period not to exceed three years. As of December 31, 2004, 2003 and 2002

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
there were 22,569, 21,250 and 17,788 rights outstanding under the SAR Plan, respectively. As of December 31, 2004, our accrued SAR Payable was $47.0 million.
      WWI recorded SAR Plan expense of $38.7 million and $8.8 million in 2004 and 2003, respectively. In connection with a revaluation of the SARs based on then current market conditions, WWI recorded a reversal of compensation expense of $5.5 million in 2002. During 2004, 2003 and 2002, 2,769, 125 and 1,394 vested SARs, respectively, were exercised. As a result, WWI paid $1.9 million, $2.9 million and $2.8 million in 2004, 2003 and 2002, respectively.

16.	Acquisitions, Dispositions and Discontinued Operations:

PCS Licenses Acquisition:
      In October 2004, we purchased certain 10 MHz domestic PCS licenses in South Dakota, North Dakota, Kansas and Minnesota along with related cell sites and equipment for $5.0 million.
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
      In May 2003, we entered into an agreement with TMO under which we purchased, for a nominal amount of cash, certain domestic PCS licenses and agreed to provide discounted GSM roaming services through 2013. During 2003 and the first six months of 2004, we completed build out commitments and received FCC approval for the transfer of the first 5 MHz of these licenses.
      In September 2004, we completed our remaining build out commitments with TMO and received an incremental 5 MHz of PCS licenses in some of the same markets as the initial 5 MHz acquired in 2003. The incremental acquired licenses and related microwave clearing costs were recorded at their fair value of $13.9 million. In aggregate, we have recorded licenses and related microwave clearing costs of $41.3 million associated with the acquisition of the TMO licenses. In addition, we recorded deferred revenues which will be amortized through 2013 with the related GSM minutes of use.

WWI Minority Interest Acquisition:
      In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.

Austria:
      In January 2004, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from an officer of the same subsidiary for the fair value of approximately $1.0 million. The acquisition was in accordance with a put agreement entered into between the subsidiary and the officer in the fourth quarter of 2001.
      In March 2005, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from a former officer of the same subsidiary for the fair value of approximately $2.3 million. The acquisition was in accordance with a put agreement entered into between the subsidiary and the former officer in the fourth quarter of 2001. WWI now holds 100% ownership of its Austrian subsidiary.
      In April 2002, an indirect wholly owned subsidiary of WWI, exercised its option to acquire 100% of the stock of EKOM 3G Mobilfunk GmbH (“EKOM 3G”), formerly known as Mannesmann 3G Mobilfunk

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In July 2004, WWI acquired the remaining 1.17% minority interest in Meteor from its minority partners for cash of approximately $2.0 million. As a result of the transaction, WWI recorded $2.0 million in additional licenses costs. Meteor is now 100% owned by WWI.

HickoryTech Acquisition:
      In December 2003, we purchased all of the outstanding shares of common stock of Minnesota Southern Wireless Company (“MSWC”) from HickoryTech Corporation, for consideration in the amount of $23.6 million. MSWC owns the licenses and related assets for the Minnesota 10 RSA and the Minneapolis/ St. Paul Metro A-2 MSA, as well as the Mankato-Fairmont and Rochester-Austin-Albert Lea BTAs. The purchase price was paid in the form of 1,038,927 shares of HickoryTech common stock we owned and $12.9 million in cash. In addition, we paid $3.3 million for construction in progress at closing. In 2003, we recognized a $5.2 million loss on the 1,038,927 shares of common stock that were delivered to HickoryTech at closing. The loss represents the difference between amounts paid for the common stock and the assessed market value at the closing date.

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

Iceland Disposition:
      In November 2002, WWI sold its majority ownership interest in its Icelandic subsidiary, TAL h.f. (“TAL”), for $28.9 million in cash, which included repayment of a loan to WWI. This transaction resulted in

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a gain on the sale of $23.9 million. The buyer assumed the obligation to refinance or repay the remaining principal and interest outstanding under the Icelandic credit facility. Since TAL represented a component of our business with distinguishable cash flows and operations, it is presented in the accompanying consolidated financial statements as discontinued operations. For 2002, $23.7 million of TAL revenue is reported in discontinued operations. In addition, $5.7 million of pretax income for TAL is reflected in discontinued operations for 2002. TAL was a subsidiary of WWI.

North Dakota 3 Acquisition:
      In June 2002, we were notified that we were the successful bidder for the North Dakota 3 RSA license by the FCC for approximately $9.4 million. The purchase of the license was completed in September 2002. The North Dakota 3 RSA was accounted for as an asset acquisition. The entire purchase price was recorded to licensing costs.

17.	Selected Quarterly Consolidated Financial Information (unaudited):
      Selected quarterly consolidated financial information for the years ended December 31, 2004 and 2003 is as follows:

			Income (Loss)
			from Continuing
			Operations Before		Basic	Diluted
		Operating	Cumulative Change		Income	Income
		Income	in Accounting	Net Income	(Loss) per	(Loss) per
Quarter Ended	Total Revenue	(Loss)	Principle	(Loss)	Share(1)	Share(1)

		(Dollars in thousands, except per share data)
March 31, 2004, as restated(2)	$446,494	$81,737	$36,216	$36,216	$0.39	$0.37
March 31, 2004, as originally reported	$448,994	$82,025	$31,443	$31,443	$0.34	$0.32
June 30, 2004, as restated(2)	$465,492	$95,874	$41,359	$41,359	$0.45	$0.42
June 30, 2004, as originally reported	$465,492	$95,447	$40,982	$40,982	$0.45	$0.42
September 30, 2004	$497,447	$98,538	$30,359	$30,359	$0.32	$0.30
December 31, 2004	$508,288	$32,199	$124,942	$124,942	$1.25	$1.15
March 31, 2003	$327,174	$23,855	$(21,051)	$(23,282)	$(0.26)	$(0.26)
June 30, 2003	$359,232	$32,772	$40,179	$40,179	$0.51	$0.49
September 30, 2003	$401,325	$58,496	$(18,538)	$(18,538)	$(0.23)	$(0.23)
December 31, 2003	$416,016	$45,192	$(1,132)	$(1,132)	$(0.01)	$(0.01)

(1)	Represents basic and diluted income (loss) per share from continuing operations before cumulative change in accounting principle.

(2)	As restated for the capitalization of certain direct labor costs in our international operations and other items as discussed in our Forms 10-Q/ A for the quarters ended March 31, 2004 and June 30, 2004.

18.	Operating Segments and Related Information:
      Operations of the Company are overseen by domestic and international management teams each reporting to the Chief Executive Officer of the Company. Our international operations consist mainly of consolidated subsidiaries around the world. Our Chief Executive Officer acts as our Chief Operating Decision Maker and evaluates international operations on a country-by-country basis. Our reportable operating

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segments include domestic operations, Austrian operations, and all other international segments. The results of Slovenia, Ireland, Bolivia, Ghana and Haiti, are aggregated into “all other international” as provided for under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) based on their relative size along with having substantially similar businesses. Certain allocations have been made between the domestic and all other international segments reflecting certain centralized back office costs and assets benefiting both domestic and international operations. Adjusted EBITDA is the measure of profitability utilized by our Chief Operating Decision Maker and is presented herein in accordance with SFAS No. 131.
      Our domestic segment provides cellular services in rural markets in the western United States. Our Austrian segment provides both wireless and fixed line services in Austria, while the all other international segment provides mainly wireless services.
      The table below summarizes financial results for each segment:

		Austrian	All Other
	Domestic	Operations	International(2)	Consolidated

Year Ended December 31, 2004
Total revenues	$1,058,018	$596,264	$263,439	$1,917,721
Depreciation, amortization and accretion	169,891	20,770	80,009	270,670
Stock-based compensation, net		642	38,081	38,723
(Benefit) provision for income taxes	(85,020)	8,225	(14,292)	(91,087)
Interest and financing expense, net	73,216	9,998	57,603	140,817
Equity in net income (loss) of unconsolidated affiliaties	(122)		6,304	6,182
Total assets	2,144,844	401,841	572,116	3,118,801
Total capital expenditures	209,040	56,543	81,664	347,247
Adjusted EBITDA(1)	437,627	149,888	30,226	617,741
Year Ended December 31, 2003
Total revenues	$970,237	$370,264	$163,246	$1,503,747
Depreciation, amortization and accretion	200,438	11,913	61,867	274,218
Stock-based compensation, net	2,182	753	8,010	10,945
Provision for income taxes	32,461	213	4,775	37,449
Interest and financing expense, net	99,351	10,232	48,986	158,569
Equity in net income (loss) of unconsolidated affiliaties	(400)		3,150	2,750
Total assets	1,864,309	232,048	442,791	2,539,148
Total capital expenditures	174,147	41,903	37,213	253,263
Adjusted EBITDA(1)	420,244	32,315	(2,231)	450,328

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Austrian	All Other
	Domestic	Operations	International(2)	Consolidated

Year Ended December 31, 2002
Total revenues	$883,704	$192,770	$110,136	$1,186,610
Depreciation, amortization and accretion	194,003	5,289	42,353	241,645
Stock-based compensation, net	1,328		(5,450)	(4,122)
Provision for income taxes	118,516	109	2,647	121,272
Interest and financing expense, net	110,080	6,710	39,901	156,691
Equity in net income (loss) of unconsolidated affiliaties	(678)		4,897	4,219
Total assets	1,809,544	143,601	468,359	2,421,504
Total capital expenditures	160,676	47,948	95,940	304,564
Adjusted EBITDA(1)	367,614	(21,694)	(32,938)	312,982

(1)	Adjusted EBITDA:
      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) equity in net (income) loss of unconsolidated affiliates, and other, net; (v) (gain) loss on sale of joint venture; (vi) realized (gain) loss on marketable securities; (vii) realized (gain) loss on interest rate hedges; (viii) loss on extinguishment of debt; (ix) minority interests in net (income) loss of consolidated subsidiaries; (x) discontinued operations; and (xi) cumulative change in accounting principle. Each of these items is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
      Adjusted EBITDA is consistent with certain financial measures used in our Credit Facility and the 2013 Notes. Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.
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

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be defined differently by other companies in the wireless industry, we believe that Adjusted EBITDA provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.
      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table (Dollars in thousands):

	For the Year Ended December 31, 2004

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$262,685	$105,575	$(135,384)	$232,876
Depreciation, amortization and accretion	169,891	20,770	80,009	270,670
Asset dispositions
Stock-based compensation, net		642	38,081	38,723
Interest and financing expense, net	73,216	9,998	57,603	140,817
Equity in net (income) loss of unconsolidated affiliates, and other, net	1,382	4,678	(9,168)	(3,108)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities	10,974			10,974
Realized (gain) loss on interest rate hedges	(11,761)		1,923	(9,838)
Loss on extinguishment of debt	16,260			16,260
Minority interests in net (income) loss of consolidated subsidiaries			11,454	11,454
Provision for income taxes	(85,020)	8,225	(14,292)	(91,087)
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$437,627	$149,888	$30,226	$617,741

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2003

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$70,670	$3,941	$(77,384)	$(2,773)
Depreciation, amortization and accretion	200,438	11,913	61,867	274,218
Asset dispositions	4,850			4,850
Stock-based compensation, net	2,182	753	8,010	10,945
Interest and financing expense, net	99,351	10,232	48,986	158,569
Equity in net (income) loss of unconsolidated affiliates, and other, net	214	4,493	(5,885)	(1,178)
(Gain) loss on sale of joint venture	1,574		(42,093)	(40,519)
Realized (gain) loss on marketable securities	5,180			5,180
Realized (gain) loss on interest rate hedges	(14,775)		(452)	(15,227)
Loss on extinguishment of debt	16,910		4,310	21,220
Minority interests in net (income) loss of consolidated subsidiaries			(4,637)	(4,637)
Provision for income taxes	32,461	213	4,775	37,449
Discontinued operations
Cumulative change in accounting principle	1,189	770	272	2,231

Adjusted EBITDA	$420,244	$32,315	$(2,231)	$450,328

	For the Year Ended December 31, 2002

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$(80,813)	$(35,723)	$(67,284)	$(183,820)
Depreciation, amortization and accretion	194,003	5,289	42,353	241,645
Asset dispositions	24,094			24,094
Stock-based compensation, net	1,328		(5,450)	(4,122)
Interest and financing expense, net	110,080	6,710	39,901	156,691
Equity in net (income) loss of unconsolidated affiliates, and other, net	(427)	1,921	(6,638)	(5,144)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities	658			658
Realized (gain) loss on interest rate hedges	(546)			(546)
Loss on extinguishment of debt
Minority interests in net(income) loss of consolidated subsidiaries			(8,107)	(8,107)
Provision for income taxes	118,516	109	2,647	121,272
Discontinued operations	721		(30,360)	(29,639)
Cumulative change in accounting principle

Adjusted EBITDA	$367,614	$(21,694)	$(32,938)	$312,982

WESTERN WIRELESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Revenues and Long-Lived Assets by Geographic Area:
      Within the all other international segment, revenues for our subsidiary in Ireland were $117.2 million, $67.9 million and $43.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $180.5 million, $150.2 million and $140.2 million at December 31, 2004, 2003 and 2002, respectively.

19.	Related Party Transactions:
      In 2003, we entered into an agreement with TMO under which we purchased, for a nominal amount of cash, certain domestic PCS licenses and agreed to provide discounted GSM roaming services through 2013. During 2003 and the first six months of 2004, we completed build out commitments and received FCC approval for the transfer of the first 5 MHz of these licenses.
      In 2004, we completed our remaining build out commitments with TMO and received an incremental 5 MHz of PCS licenses in some of the same markets as the initial 5 MHz acquired in 2003. The incremental acquired licenses and related microwave clearing costs were recorded at their fair value of $13.9 million. In aggregate, we have recorded licenses and related microwave clearing costs of $41.3 million associated with the acquisition of the TMO licenses. In addition, we recorded deferred revenues which will be amortized through 2013 with the related GSM minutes of use.
      TMO was considered a related party by us at the time of these transactions as our Chairman of the Board, Director and Chief Executive Officer was also the Chairman of the Board and a Director of TMO.
      In 2003, we purchased $0.3 million of data storage devices from Advanced Digital Information Corporation (“ADIC”). John Stanton, the Chairman of our Board and Chief Executive Officer is a member of the board of directors of ADIC and is a member of their Audit Committee. Further, a member of our board of directors is the Chief Executive Officer of ADIC.
      In 2004, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from an officer of the same subsidiary for the fair value of approximately $1.0 million. The acquisition was in accordance with a put agreement entered into between the subsidiary and the officer in the fourth quarter of 2001. In 2005, WWI acquired the remaining 0.25% ownership of its Austrian subsidiary for the fair value of approximately $2.3 million in accordance with the same put agreement. The Company now owns 100% of its Austrian subsidiary.
      In 2004, WWI acquired an additional 17.87% ownership in Meteor from two of its partners, Quantum Industrial Partners and SFM Domestic Investments, for approximately $30 million. In July 2004, WWI acquired the remaining 1.17% minority interest in Meteor from its minority partners for cash of approximately $2.0 million. Meteor is now 100% owned by WWI.
      In 2004, we paid legal expenses of $0.3 million to Lane Powell Spears Lubersky LLC. These legal fees were paid by the company to defend Hellman and Friedman in a lawsuit filed by certain former holders of minority interests in three of our subsidiaries against us, Hellman and Friedman and certain of our directors. Hellman and Friedman is associated with two of our directors.
      We had travel expenses of $0.2 million and $0.3 million in 2004 and 2003, respectively, with TPS, LLC, a company owned by our CEO and Chairman of the Board and Vice Chairman. TPS, LLC owns and operates an airplane used for certain business travel by the Company.
      In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.

Western Wireless Corporation, Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to Costs	Charged to Other		Balance at
Description	Period	and Expenses(4)	Accounts(1)(2)(5)	Deductions(3)	End of Period

	(Dollars in thousands)
Year ended December 31, 2004 Allowance for doubtful accounts	$24,523	$37,178	$1,424	$(37,068)	$26,057

Valuation allowance for deferred tax assets	$684,160	$(219,223)	$(32,033)		$432,904

Year ended December 31, 2003 Allowance for doubtful accounts	$22,059	$35,079	$1,165	$(33,780)	$24,523

Valuation allowance for deferred tax assets	$639,832	$39,259	$5,069		$684,160

Year ended December 31, 2002 Allowance for doubtful accounts	$20,407	$19,051	$1,090	$(18,489)	$22,059

Valuation allowance for deferred tax assets	$464,610	$178,389	$(3,167)		$639,832

(1)	With respect to the allowance for doubtful accounts, this primarily reflects opening/ending allowance for doubtful accounts related to market acquisitions/dispositions, credits given to customers and currency translation adjustments.

(2)	With respect to the valuation allowance for deferred tax assets, this reflects non-rate impacting items.

(3)	Write-offs, net of bad debt recovery.

(4)	With respect to the valuation allowance, this includes increases in the foreign jurisdictional net operating losses and a decrease in the Austrian local jurisdictional tax rate. All of our local foreign jurisdictional deferred tax assets are fully valued.

(5)	With respect to the valuation allowance in 2004, this includes $24.5 million credited to additional paid in capital and $7.5 million credited to other comprehensive income upon the release of our valuation allowance on the majority of our U.S. jurisdictional deferred tax assets.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WIRELESS CORPORATION

By:	/s/ JOHN W. STANTON

John W. Stanton
Chairman of the Board and
Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN W. STANTON John W. Stanton	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ THERESA E. GILLESPIE Theresa E. Gillespie	Vice Chairman and Director	March 16, 2005

/s/ MIKAL J. THOMSEN Mikal J. Thomsen	President and Director	March 16, 2005

/s/ M. WAYNE WISEHART M. Wayne Wisehart	Executive Vice President and Chief Financial Officer	March 16, 2005

/s/ SCOTT A. SOLEY Scott A. Soley	Vice President and Controller	March 16, 2005

/s/ JOHN L. BUNCE, JR. John L. Bunce, Jr.	Director	March 16, 2005

/s/ MITCHELL R. COHEN Mitchell R. Cohen	Director	March 16, 2005

/s/ DANIEL J. EVANS Daniel J. Evans	Director	March 16, 2005

Signatures	Title	Date

/s/ JONATHAN M. NELSON Jonathan M. Nelson	Director	March 16, 2005

/s/ PETER H. VAN OPPEN Peter H. van Oppen	Director	March 16, 2005

/s/ PEGGY V. PHILLIPS Peggy V. Phillips	Director	March 16, 2005