Form 10-Q
period 2005-03-31
WESTERN WIRELESS CORP
filed 2005-05-06
CIK 930738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-28160
Western Wireless Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1638901
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3650 131st Avenue S.E.	98006
Bellevue, Washington	(Zip Code)
(Address of principal executive offices)
(425) 586-8700

(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed, since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of April 29, 2005

Class A Common Stock, no par value	93,510,543
Class B Common Stock, no par value	6,668,794

WESTERN WIRELESS CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2005

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2005 and 2004	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Signatures		37

Exhibit Index		38
EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

WESTERN WIRELESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$80,529	$278,633
Accounts receivable, net of allowance for doubtful accounts of $23,052 and $26,057, respectively	261,577	264,908
Inventory	30,296	32,947
Marketable securities	110,076	107,227
Prepaid expenses and other current assets	92,748	87,849

Total current assets	575,226	771,564
Property and equipment, net of accumulated depreciation of $1,181,533 and $1,127,402, respectively	1,053,277	1,054,082
Licensing costs and other intangible assets, net of accumulated amortization of $39,053 and $35,845, respectively	1,270,446	1,237,407
Investments in and advances to unconsolidated affiliates	9,324	11,063
Other assets	47,078	44,685

	$2,955,351	$3,118,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,890	$78,037
Accrued liabilities and other	321,093	319,132
Construction accounts payable	52,358	56,494
Current portion of long-term debt	24,668	253,629

Total current liabilities	466,009	707,292

Long-term liabilities:
Long-term debt, net of current portion	2,046,005	2,013,194
Deferred income taxes	89,624	47,399
Other long-term liabilities	61,225	64,617

Total long-term liabilities	2,196,854	2,125,210

Minority interests in consolidated subsidiaries	26,189	22,287

Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 300,000,000 shares authorized;
Class A, 93,333,791 and 93,300,241 shares issued and outstanding
Class B, 6,838,796 and 6,838,796 shares issued and outstanding	1,131,134	1,130,569
Accumulated other comprehensive income	20,617	24,220
Accumulated deficit	(885,452)	(890,777)

Total shareholders’ equity:	266,299	264,012

	$2,955,351	$3,118,801

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Subscriber revenues	$419,801	$346,039
Roamer revenues	65,906	63,681
Fixed line revenues	10,765	12,883
Equipment sales	19,238	20,531
Other revenues	4,517	3,360

Total revenues	520,227	446,494

Operating expenses:
Cost of service (exclusive of depreciation, amortization and accretion included below)	143,692	120,043
Cost of equipment sales	40,859	47,664
General and administrative (exclusive of stock-based compensation, net, of $1,787 and $1,747, respectively)	89,007	70,710
Sales and marketing	73,557	65,299
Depreciation, amortization and accretion	72,410	59,294
Stock-based compensation, net	1,787	1,747
Impairment of long-lived assets	24,314

Total operating expenses	445,626	364,757

Other income (expense):
Interest and financing expense, net	(35,604)	(34,256)
Equity in net income of unconsolidated affiliates	1,446	1,236
Realized gain on marketable securities	742
Realized gain (loss) on interest rate hedges	2,817	(1,167)
Other, net	1,042	731

Total other expense	(29,557)	(33,456)

Minority interests in net income of consolidated subsidiaries	(3,866)	(2,477)

Income before provision for income taxes	41,178	45,804
Provision for income taxes	(35,853)	(9,588)

Net income	$5,325	$36,216

Basic income per share	$0.05	$0.39

Diluted income per share	$0.05	$0.37

WESTERN WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME — (Continued)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Comprehensive income:
Net income	$5,325	$36,216
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities:
Reclassification adjustment	(334)
Unrealized income (loss) on marketable securities	4,322	(1,517)

Net unrealized income (loss) on marketable securities	3,988	(1,517)

Unrealized income (loss) on hedges
Reclassification adjustment	318	459
Unrealized income (loss) on hedges	6,705	(1,569)

Net unrealized income (loss) on hedges	7,023	(1,110)

Foreign currency translation adjustment	(11,209)	(1,948)

Comprehensive income, before provision for income taxes on other comprehensive income (loss) items	5,127	31,641
Provision for income taxes related to other comprehensive income (loss) items (Note 6)	(3,405)

Total comprehensive income	$1,722	$31,641

See accompanying notes to the condensed consolidated financial statements

WESTERN WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net income	$5,325	$36,216
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on marketable securities	(742)
Depreciation, amortization and accretion	73,698	60,536
Deferred income taxes	25,790	6,051
Impairment of long-lived assets	24,314
Stock-based compensation, net	1,787	1,747
Equity in net income of unconsolidated affiliates, net of cash distributions received	2,468	(222)
Minority interests in net income of consolidated subsidiaries	3,866	2,477
Realized (gain) loss on interest rate hedges	(2,817)	1,167
Non-cash interest	1,456	2,865
Other, net	(900)	(94)
Changes in operating assets and liabilities	(9,740)	(15,679)

Net cash provided by operating activities	124,505	95,064

Investing activities:
Purchase of property and equipment	(106,951)	(63,022)
Purchases of minority interests	(32,280)	(31,163)
Sale (purchase) of marketable securities	1,881	(4,201)
Funds in escrow	(1,071)
Other, net	(23)	694

Net cash used in investing activities	(138,444)	(97,692)

Financing activities:
Additions to long-term debt	60,000
Repayment of long-term debt	(240,831)	(24)
Issuance of common stock, net	349	1,851
Dividends paid to minority interests		(4,410)

Net cash used in financing activities	(180,482)	(2,583)

Effect of exchange rate changes	(3,683)	(1,496)
Change in cash and cash equivalents	(198,104)	(6,707)
Cash and cash equivalents, beginning of period	278,633	128,597

Cash and cash equivalents, end of period	$80,529	$121,890

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
      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosures for interim periods. The condensed consolidated balance sheet as of December 31, 2004 has been derived from audited financial statements. The unaudited interim condensed consolidated financial statements dated March 31, 2005 and 2004 are presented herein, and reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for interim periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to our annual audited financial statements and footnotes thereto contained in the Company’s Form 10-K for the year ended December 31, 2004.
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
      Consummation of the Merger is subject to certain conditions, including: (i) the effectiveness of ALLTEL’s registration statement for its shares of common stock to be issued in the Merger; (ii) the approval and adoption of the Merger and the Merger Agreement by the holders of Western Wireless Common Stock representing two-thirds of all the votes entitled to be cast thereon; and (iii) the receipt of regulatory approvals, including the approval of the Federal Communications Commission and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). In February 2005, we and ALLTEL each received an additional request for information and documentary materials (a “Second Request”) from the U.S. Department of Justice. The HSR Act provides that the transaction may not close during a waiting period of 30 calendar days following certification by Western Wireless and ALLTEL that they have substantially complied with the Second Request.

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Contemporaneously with entering into the Merger Agreement, ALLTEL entered into a voting agreement (“the Voting Agreement”) with the following holders of Western Wireless Common Stock: John W. Stanton, Theresa E. Gillespie, The Stanton Family Trust, PN Cellular, Inc. and Stanton Communications Corporation. All of the shares of Western Wireless Common Stock beneficially owned by these shareholders, representing approximately 41% of the number of votes entitled to be cast, are subject to the Voting Agreement. Each of these shareholders is obligated by the Voting Agreement to vote its shares in favor of the approval and adoption of the Merger Agreement and the Merger.
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

Reclassifications:
      Certain amounts in prior years’ financial statements have been reclassified to conform to the 2005 presentation.

Principles of Consolidation:
      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its affiliate investments in which we have a greater than 50% interest. The affiliate investment in which we have a non-controlling interest, but have significant influence, is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated. As of March 31, 2005, we consolidate six of WWI’s operating entities: Austria, Ireland, Slovenia, Bolivia, Haiti and Ghana.
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

Stock-Based Compensation Plans:
      As permitted under the provisions of Statement of Financial Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), we have elected to continue to follow the intrinsic value method under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for our stock-based compensation plans.

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table illustrates the effect on our net income and basic and diluted income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to our stock-based compensation plans:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands,
	except per share data)
Net income:
As reported	$5,325	$36,216
Add: stock-based compensation expense included in reported net income, net of tax	1,126	1,747
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,626)	(3,691)

Pro forma net income	$2,825	$34,272

Basic income per share:
As reported	$0.05	$0.39

Pro forma	$0.03	$0.37

Diluted income per share:
As reported	$0.05	$0.37

Pro forma	$0.03	$0.35

      The fair value of each common stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value. We utilized the following weighted average assumptions for options granted during the three months ended March 31, 2004:

Weighted average risk free interest rates	4.0%
Expected dividend yield	0.0%
Expected volatility	75.0%
Expected lives (in years)	6.5
      There were no common stock options granted during the three months ended March 31, 2005.

Recently Issued Accounting Standards:
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share based payments (including employee stock options) at fair value. This statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, would require instead that such transactions be accounted for using a fair-value based method. In April 2005, the SEC issued guidance that amends the compliance date of SFAS No. 123R. The SEC guidance allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. As a result, we will implement the new standard on January 1, 2006. The SEC guidance does not change the accounting required by SFAS 123R; only the dates for compliance with the standard. We intend to use the Black-Scholes-Merton

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
formula for initial adoption of SFAS No. 123R, as binomial models are currently still being developed and analyzed. The resulting expense amount recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income will include both the amortization of existing options and new options issued in future periods. We have elected not to perform any retrospective application, as permitted in SFAS No. 123R, and will prospectively implement SFAS No. 123R for our interim period ending March 31, 2006. We are currently evaluating the impact of SFAS No. 123R on our Condensed Consolidated Statements of Operations and Comprehensive Income.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which explains the interaction between certain SEC rules and regulations and SFAS No. 123R regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB No. 107 provides guidance related to assumptions utilized in valuation methods, the capitalization of compensation cost related to share-based payment arrangements, the modification of stock options prior to adoption of SFAS 123R and disclosures subsequent to the adoption of SFAS 123R. In addition, SAB No. 107 requires compensation cost to be included in cost of service, general and administrative or sales and marketing expense on our Condensed Consolidated Statements of Operations and Comprehensive Income. SAB No. 107 will be effective for our interim period beginning July 1, 2005.

3.	Long-Term Debt:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Credit Facility:
Term Loans	$1,175,813	$1,183,875
Revolver	60,000
9.250% Senior Notes Due 2013	600,000	600,000
4.625% Convertible Subordinated Notes Due 2023	115,000	115,000
tele.ring Term Loan		218,281
Slovenian Credit Facility	70,481	74,286
Bolivian Credit Facility	50,000	50,000
Fair value hedges and other	(621)	25,381

	2,070,673	2,266,823
Less current portion	(24,668)	(253,629)

	$2,046,005	$2,013,194

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The aggregate amounts of principal maturities as of March 31, 2005, are as follows (dollars in thousands):

Nine months ending December 31, 2005	$24,579
Year Ending December 31,
2006	45,676
2007	68,911
2008	84,078
2009	76,431
Thereafter	1,770,998

$2,070,673

Credit Facility:
      We have a $1.50 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility consists of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (The “Revolving Credit Facility”). At March 31, 2005, the term loans were fully drawn and we had $240 million available to borrow under the Revolving Credit Facility.
      The Credit Facility requires us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt and from excess cash flow, as defined in the Credit Facility. In April 2005, under the terms of the Credit Facility, we prepaid approximately $34 million, applied to earliest maturities first, related to excess cash flow. Approximately $20 million of the excess cash flow payment was drawn under the Revolving Credit Facility and as such is classified as long-term debt as of March 31, 2005. For the remainder of 2005, there are no additional maturity payments required under the Credit Facility.
      The Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $200 million (so long as $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of stock of Western Wireless in August 2004 or the sale of any WWI stock or assets, subject to certain conditions. In February 2005, we invested approximately $125 million in our tele.ring subsidiary to repay the tele.ring term loan, which reduces the amount we are able to invest in our international subsidiaries. We were in compliance with our financial covenants under the Credit Facility at March 31, 2005.

tele.ring Term Loan:
      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. In February 2005, the tele.ring Term Loan was repaid in full, which represented principal of $218.3 million and accrued interest of $22.0 million. The repayment was primarily made from cash provided by both tele.ring and Western Wireless and this portion was classified in the current portion of long-term debt at December 31, 2004. The repayment also included $30.0 million borrowed under the Revolving Credit Facility and, as such, this portion remained classified as long-term debt at December 31, 2004.

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Commitments and Contingencies:

Commitments:
      In January 2005, we entered into a Merger Agreement with ALLTEL and Merger Sub, a direct wholly owned subsidiary of ALLTEL, providing for the Merger of the Company with and into Merger Sub (See Note 1). In connection with the Merger, the Company has entered into commitments for employee retention payments and professional service fees of approximately $45 million. Approximately $25 million of these payments are contingent upon the closing of the Merger.

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

International Contingencies:

Slovenia:
      In Slovenia, our largest competitor, the state-owned telephone company Mobitel, which has a market share of approximately 75%, charges their customers an exceptionally high tariff to call the customers of other networks, including our Slovenian operating company, Western Wireless International d.o.o. (“Vega”). As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe these pricing practices are anticompetitive and violate the laws of Slovenia and the European Union, including Articles 5 and 10 of the Slovenian Prevention of the

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Restriction of Competition, Articles 75 and 77 of the Slovenian Telecommunications Act, and Article 82 of the EC Treaty to the European Commission.
      We have filed claims with Slovenia’s National Telecommunications Regulatory Authority (“NTRA”) and Competition Protection Office (“CPO”). In April 2005, the NTRA issued a recommendation that Mobitel equalize its retail charges for on and off-network calls for its prepaid customers and Mobitel has announced it will do so effective May 1, 2005. We further expect the CPO to issue its formal ruling during the second quarter of 2005. While we believe these recommendations and rulings will be supportive of our efforts, it is still unclear that they will ultimately resolve the anticompetitive behavior of Mobitel and we continue to actively pursue several other avenues to bring about regulatory relief, some of which may include legal action.
      We have also served a demand for compensation on the government of Slovenia in the amount of 174 million euro for damages arising from the government’s failure to regulate this market, as well as demanding immediate correction of the anti-competitive behavior of Mobitel. If there is no response to this demand, we expect to file a lawsuit in the courts of Slovenia with uncertainty as to the outcome and timing thereof.
      In the first quarter of 2005, we have had various discussions with Mobitel and the Slovenian government in an attempt to arrive at a solution to our claim for regulatory relief. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which requires recognition of an impairment loss if the carrying amount of a long-lived asset or group of long-lived assets exceeds the undiscounted cash flows associated with the asset or asset group, we conducted an impairment analysis of the long-lived assets in our Slovenian operating company as of March 31, 2005. Our impairment analysis included new assumptions that have arisen from our negotiations with Mobitel and the Slovenian government. Based on our negotiations, we believe a settlement is possible and have revised our estimates of future cash flows based on these discussions. Historically our estimates gave more prominence to the assumptions that the regulatory environment would change upon Slovenia’s entrance into the European Union which have not yet materialized to the extent we originally anticipated. Accordingly, we have taken a non-cash impairment charge of $24.3 million, which is equal to the amount by which the carrying value of the long-lived assets exceeded their fair value as of March 31, 2005, in accordance with SFAS No. 144. After taking the impairment charge, the long-lived assets in our Slovenian operating company had a net book value of approximately $66.7 million, of which, approximately 60% represents property and equipment, with the remaining approximately 40% representing licensing costs and other long-lived assets.

Ghana:
      Under the terms of the Ghana license, Western Telesystems Ghana Ltd. (“Westel”) was required to meet certain customer levels and build out requirements by February 2002. Westel was unable to meet the required customer levels due to the inability of the regulator to provide spectrum and enforce interconnection with the incumbent telephone company, and all development has been suspended. The National Communication Authority of Ghana (“NCA”) has assessed a penalty claim of $71 million for not meeting these build out requirements. During the course of settlement negotiations, the Government of Ghana (“GoG”) has proposed reducing the claim to approximately $25 million. Westel has contested this fine on the basis that the government and the NCA failed to deliver the key commitments of spectrum and interconnection. We do not believe the enforcement of these penalties is probable, but there can be no assurance to that effect. If we are unable to reach an agreement with the GoG, we may be required to impair our investment in Westel. As such, this asset is evaluated for impairment on an ongoing basis.
      In September 2004, WWI filed an expropriation claim against the GoG. WWI is seeking $152 million as compensation for the expropriation, by reason of failure to allocate spectrum, of WWI’s investment in Westel by the GoG acting primarily through the Ministry of Communications and the NCA. The Government has

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
submitted to binding international arbitration and both parties have initiated the appointment of arbitrators. Since the commencement of the arbitration proceedings, representatives of Westel and the GoG have recommenced discussions regarding the possible resolution of the dispute. No agreement has yet been reached. The net book value of long-lived assets in our Ghanaian operating company at March 31, 2005 was approximately $3.8 million.

5.	Income Taxes:
      In the fourth quarter of 2004, we determined that we had adequate evidence that it is more likely than not that we will realize certain deferred tax assets for U.S. federal and state income tax purposes. As a result, we released the valuation allowance on certain federal and state deferred tax assets. We have continued to record a valuation allowance on certain federal and state deferred tax assets and all of our foreign net deferred tax assets, as we do not have sufficient evidence that they will be realized.
      On a consolidated basis, our effective tax rate was approximately 87% for the three months ended March 31, 2005 compared to approximately 21% for the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005 was primarily impacted by losses in certain foreign jurisdictions, without a corresponding tax benefit, as the deferred tax assets in these jurisdictions continue to have a valuation allowance against them. Our effective tax rate for the three months ended March 31, 2005 is significantly higher than that reported in prior periods due to the release of valuation allowance on certain U.S. federal and state income tax deferred tax assets in the fourth quarter of 2004.
      The following table summarizes the components of our provision for income taxes:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Current taxes payable:
International jurisdictions	$5,588	$3,537
U.S. jurisdiction	400
Deferred taxes:
International jurisdictions	2,107
U.S. jurisdiction	27,758	6,051

Provision for income taxes	$35,853	$9,588

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.	Other Comprehensive Income (Loss):
      The following table allocates the related tax effects for each component of other comprehensive income (loss) for the three months ended March 31, 2005:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount

	(Dollars in thousands)
Unrealized income on marketable securities:
Reclassification adjustment	$(334)	$124	$(210)
Unrealized income on marketable securities	4,322	(1,599)	2,723

Net unrealized income on marketable securities	3,988	(1,475)	2,513

Unrealized income on hedges:
Reclassification adjustment	318		318
Unrealized income on hedges	6,705	(2,481)	4,224

Net unrealized income on hedges	7,023	(2,481)	4,542

Foreign currency translation adjustment	(11,209)	551	(10,658)

	$(198)	$(3,405)	$(3,603)

7.	Income Per Common Share:
      SFAS No. 128 “Earnings Per Share” requires two presentations of income per share — “basic” and “diluted.” Basic income per share is calculated using the weighted average number of shares outstanding during the period. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and convertible debt using the “treasury stock” method or the “if converted” method, as applicable.
      In net income periods, certain options remain anti-dilutive because the option exercise price is above the average market price of our outstanding shares for the period. For the three months ended March 31, 2005 and 2004, weighted average shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, were 661,000 and 761,000, respectively. For the three months ended March 31, 2005, 7,440,000 weighted average shares issuable upon the assumed conversion of the 4.625% Convertible Subordinated Notes due 2023 (“2023 Notes”) were excluded from the calculation of diluted earnings per common share because they were anti-dilutive. Stock option exercises and the conversion of all or a portion of the 2023 Notes could potentially dilute earnings per share in the future.

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except
	per share data)
Basic income per share computation:
Numerator:
Net income	$5,325	$36,216

Denominator:
Weighted average common shares outstanding:	100,168,000	91,708,000

Basic income per share	$0.05	$0.39

Diluted income per share computation:
Numerator:
Net income	$5,325	$36,216
Add back interest and financing expense on convertible subordinated notes, net of tax		1,378

Adjusted net income	$5,325	$37,594

Denominator:
Weighted average common shares outstanding	100,168,000	91,708,000
Assumed exercise of stock options	1,938,000	2,276,000
Assumed exercise of convertible subordinated notes		7,441,000

Diluted weighted average shares outstanding	102,106,000	101,425,000

Diluted income per share:	$0.05	$0.37

8.	Acquisitions, Dispositions and Discontinued Operations:

PCS Licenses Acquisition
      In March 2005, we entered into an agreement to purchase a 49.9% interest in Great Western Cellular Holdings, LLC (“GWCH”), the owner of the Minnesota 11 Rural Service Area (“RSA”), for $12.5 million. The agreement also requires us, at the option of GWCH, to purchase the remaining interest in 2006 for an additional $12.5 million. We anticipate that this transaction will close in the second quarter of 2005.

WWI Minority Interest Acquisition:
      In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI. The purchase price, including deferred tax liabilities, resulted in $43.3 million in additional license costs in the first quarter of 2005.

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Austria:
      In March 2005, WWI acquired an additional 0.25% ownership of its Austrian subsidiary from a former officer of the same subsidiary for the fair value of approximately $2.3 million. The acquisition was in accordance with a Put Agreement entered into between the subsidiary and the former officer in the fourth quarter of 2001. WWI now holds 100% ownership of its Austrian subsidiary. As a result of this transaction, WWI recorded $2.3 million in additional license costs.

9.	Operating Segments and Related Information:
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
      The table below summarizes financial results for each segment:

		Austrian	All Other
	Domestic	Operations	International(2)	Consolidated

	(Dollars in thousands)
Three months ended March 31, 2005
Total revenues	$265,367	$165,339	$89,521	$520,227
Depreciation, amortization and accretion	44,360	7,139	20,911	72,410
Interest and financing expense, net	16,644	1,816	17,144	35,604
Total assets	2,125,783	283,021	546,547	2,955,351
Total capital expenditures	74,442	9,960	22,549	106,951
Adjusted EBITDA(1)	97,639	58,438	17,035	173,112
Three months ended March 31, 2004
Total revenues	$249,426	$144,467	$52,601	$446,494
Depreciation, amortization and accretion	39,596	4,149	15,549	59,294
Interest and financing expense, net	19,900	2,650	11,706	34,256
Total assets	1,850,459	247,327	466,596	2,564,382
Total capital expenditures	46,590	8,155	8,277	63,022
Adjusted EBITDA(1)	104,758	35,053	2,967	142,778

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(1) Adjusted EBITDA:
      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) impairment of long-lived assets; (v) equity in net (income) loss of unconsolidated affiliates, and other, net; (vi) (gain) loss on sale of joint venture; (vii) realized (gain) loss on marketable securities; (viii) realized (gain) loss on interest rate hedges; (ix) loss on extinguishment of debt; (x) minority interests in net (income) loss of consolidated subsidiaries; (xi) discontinued operations; and (xii) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income.
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
      Adjusted EBITDA is consistent with certain financial measures used in our Credit Facility and the 9.25% Senior Notes due 2013 (“2013 Notes”). Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.
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

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended March 31, 2005

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$25,928	$29,994	$(50,597)	$5,325
Depreciation, amortization and accretion	44,360	7,139	20,911	72,410
Asset dispositions
Stock-based compensation, net		1,075	712	1,787
Impairment of long-lived assets			24,314	24,314
Interest and financing expense, net	16,644	1,816	17,144	35,604
Equity in net (income) loss of unconsolidated affiliates, and other, net	272	31	(2,791)	(2,488)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities	(742)			(742)
Realized (gain) loss on interest rate hedges	(2,817)			(2,817)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			3,866	3,866
Provision for income taxes	13,994	18,383	3,476	35,853
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$97,639	$58,438	$17,035	$173,112

	Three Months Ended March 31, 2004

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$39,363	$27,067	$(30,214)	$36,216
Depreciation, amortization and accretion	39,596	4,149	15,549	59,294
Asset dispositions
Stock-based compensation, net		147	1,600	1,747
Impairment of long-lived assets
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net (income) loss of unconsolidated affiliates, and other, net	17	1,039	(3,023)	(1,967)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities
Realized (gain) loss on interest rate hedges	(169)		1,336	1,167
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			2,477	2,477
Provision for income taxes	6,051	1	3,536	9,588
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$104,758	$35,053	$2,967	$142,778

WESTERN WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Revenues and Long-Lived Assets by Geographic Area:
      Within the all other international segment, revenues for our subsidiary in Ireland were $44.8 million and $22.7 million for the three months ended March 31, 2005 and 2004, respectively. Long-lived assets attributable to operations in Ireland, which are primarily comprised of property, plant, equipment and intangible assets, net of accumulated depreciation and amortization, were $209.9 million and $148.3 million at March 31, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors all of which are difficult to predict and many of which are beyond our control and which may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, nationally, internationally and in the regions and countries in which Western Wireless Corporation operates; demographic changes; technology changes; increased competition; changes in business strategy or development plans; whether the pending merger described herein with ALLTEL Corporation (“ALLTEL”) will be completed and the effects on us in the event it is not completed; the high leverage of the Company and our ability to access capital markets; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; our ability to acquire and the cost of acquiring additional spectrum licenses; product liability and other claims asserted against the Company; and other factors included elsewhere in this report, in the Company’s filed public offering prospectuses or its reports filed with the Securities and Exchange Commission, including, without limitation, those described under the caption, “Risk Factors,” contained in our Form 10-K for the year ended December 31, 2004 and in our public offering prospectuses.
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

      At December 31, 2004, we owned approximately 98% of Western Wireless International Holding Corporation (“WWI”). WWI, through its consolidated subsidiaries and other operating companies, is a provider of wireless communications services in seven countries. WWI owns controlling interests in six of these countries: Austria, Ireland, Slovenia, Bolivia, Haiti and Ghana. We also have an equity interest in Georgia. In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI.
Merger Announcement
      On January 9, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ALLTEL and Wigeon Acquisition LLC, a direct wholly-owned subsidiary of ALLTEL (“Merger Sub”), providing for, among other things, the merger of Western Wireless with and into Merger Sub (the “Merger”).
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
      Consummation of the Merger is subject to certain conditions, including: (i) the effectiveness of ALLTEL’s registration statement for its shares of common stock to be issued in the Merger; (ii) the approval and adoption of the Merger and the Merger Agreement by the holders of Western Wireless Common Stock representing two-thirds of all the votes entitled to be cast thereon; and (iii) the receipt of regulatory approvals, including the approval of the Federal Communications Commission and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). In February 2005, we and ALLTEL each received an additional request for information and documentary materials (a “Second Request”) from the U.S. Department of Justice. The HSR Act provides that the transaction may not close during a waiting period of 30 calendar days following certification by Western Wireless and ALLTEL that they have substantially complied with the Second Request.
      Contemporaneously with entering into the Merger Agreement, ALLTEL entered into a voting agreement (“the Voting Agreement”) with the following holders of Western Wireless Common Stock: John W. Stanton, Theresa E. Gillespie, The Stanton Family Trust, PN Cellular, Inc. and Stanton Communications Corporation. All of the shares of Western Wireless Common Stock beneficially owned by these shareholders, representing approximately 41% of the number of votes entitled to be cast, are subject to the Voting Agreement. Each of these shareholders is obligated by the Voting Agreement to vote its shares in favor of the approval and adoption of the Merger Agreement and the Merger.
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
Impairment Charge
      In Slovenia, our largest competitor, the state-owned telephone company Mobitel, which has a market share of approximately 75%, charges their customers an exceptionally high tariff to call the customers of other networks, including our Slovenian operating company, Western Wireless International d.o.o. (“Vega”). As a result, potential customers may find subscribing to Vega’s service unattractive since it will be prohibitively expensive for most Slovenians to call them. We believe these pricing practices are anticompetitive and violate the laws of Slovenia and the European Union, including Articles 5 and 10 of the Slovenian Prevention of the

Restriction of Competition, Articles 75 and 77 of the Slovenian Telecommunications Act, and Article 82 of the EC Treaty to the European Commission.
      We have filed claims with Slovenia’s National Telecommunications Regulatory Authority (“NTRA”) and Competition Protection Office (“CPO”). In April 2005, the NTRA issued a recommendation that Mobitel equalize its retail charges for on and off-network calls for its prepaid customers and Mobitel has announced it will do so effective May 1, 2005. We further expect the CPO to issue its formal ruling during the second quarter of 2005. While we believe these recommendations and rulings will be supportive of our efforts, it is still unclear that they will ultimately resolve the anticompetitive behavior of Mobitel and we continue to actively pursue several other avenues to bring about regulatory relief, some of which may include legal action.
      We have also served a demand for compensation on the government of Slovenia in the amount of 174 million euro for damages arising from the government’s failure to regulate this market, as well as demanding immediate correction of the anti-competitive behavior of Mobitel. If there is no response to this demand, we expect to file a lawsuit in the courts of Slovenia with uncertainty as to the outcome and timing thereof.
      In the first quarter of 2005, we have had various discussions with Mobitel and the Slovenian government in an attempt to arrive at a solution to our claim for regulatory relief. Pursuant to Statement of Financials Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which requires recognition of an impairment loss if the carrying amount of a long-lived asset or group of long-lived assets exceeds the undiscounted cash flows associated with the asset or asset group, we conducted an impairment analysis of the long-lived assets in our Slovenian operating company as of March 31, 2005. Our impairment analysis included new assumptions that have arisen from our negotiations with Mobitel and the Slovenian government. Based on our negotiations, we believe a settlement is possible and have revised our estimates of future cash flows based on these discussions. Historically our estimates gave more prominence to the assumptions that the regulatory environment would change upon Slovenia’s entrance into the European Union which have not yet materialized to the extent we originally anticipated. Accordingly, we have taken a non-cash impairment charge of $24.3 million, which is equal to the amount by which the carrying value of the long-lived assets exceeded their fair value as of March 31, 2005, in accordance with SFAS No. 144. After taking the impairment charge, the long-lived assets in our Slovenian operating company had a net book value of approximately $66.7 million, of which, approximately 60% represents property and equipment, with the remaining approximately 40% representing licensing costs and other long-lived assets.
Results of Domestic Operations for the Three Months Ended March 31, 2005 and 2004
      We had 1,454,000 domestic subscribers at March 31, 2005 representing an increase of 58,600, or 4%, compared to December 31, 2004. We had 1,313,300 domestic subscribers at March 31, 2004 representing an increase of 22,900, or 2%, from December 31, 2003. At March 31, 2005, approximately 8% of our domestic subscribers were with a mobile virtual network operator (“MVNO”). As of March 31, 2005, prepaid subscribers represented approximately 2% of our customer base.

      The following table sets forth certain financial data as it relates to our domestic operations:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Revenues:
Subscriber revenues	$199,007	$186,676
Roamer revenues	50,783	48,037
Equipment sales	15,122	14,212
Other revenues	455	501

Total revenues	$265,367	$249,426
Operating expenses:
Cost of service	$47,519	$42,987
Cost of equipment sales	25,609	22,789
General and administrative	58,805	47,000
Sales and marketing	35,795	31,892
Depreciation, amortization and accretion	44,360	39,596

Total operating expenses	$212,088	$184,264
Adjusted EBITDA	$97,639	$104,758
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
Domestic Revenues
      The increase in subscriber revenues for the three months ended March 31, 2005 compared to the same period in 2004 was mainly due to an increase in average subscribers partially offset by a decrease in the average subscriber revenue per average subscriber (defined as subscriber revenues divided by average subscribers) (“ARPU”). ARPU was $46.56 for the three months ended March 31, 2005, compared to $47.80 for the three months ended March 31, 2004. The decrease in ARPU is due primarily to a decrease in subscriber access, airtime and incollect revenues on a per average subscriber basis offset by increases in feature revenues on a per average subscriber basis. The decrease in access revenue on a per average subscriber basis is due to growth in: (i) partner plans that share minutes with an existing plan at lower recurring monthly access rates; (ii) popularity of wholesale distribution programs, such as MVNOs; and (iii) prepaid plans that typically have lower revenues but offer flexible plans that appeal to individuals not interested in monthly postpaid services. The decrease in airtime and incollect revenues on a per average subscriber basis is due to the increase in rate plans that include a larger “bucket” of minutes and larger home calling areas. The increase in feature revenues on a per average subscriber basis is due mainly to the launch of data features such as, “Hello2Pix”, “Hello2Txt” and “Hello2Web”. We expect subscriber revenues to increase in 2005 as a result of subscriber growth. We expect that ARPU in 2005 will decrease slightly compared to 2004 due mainly to industry wide growth in partner plans, MVNOs and prepaid plans.
      The increase in roamer revenues for the three months ended March 31, 2005 compared to the same period in 2004 was due to an approximate $13 million increase related to increased roamer minutes of use (“MOUs”) partially offset by an approximate $10 million decrease related to lower per minute roaming rates. The lower revenue per minute was primarily the result of scheduled rate decreases charged between carriers coupled with a new lower contracted TDMA roaming rate with AT&T Wireless Services, Inc. (“AT&T Wireless”) that became effective in July 2004. Prior to the consummation of the merger between AT&T Wireless and Cingular Wireless LLC (“Cingular”) in October of 2004, we amended our TDMA roaming agreement with AT&T Wireless to provide that AT&T Wireless will continue to prefer our network in a significant majority of our markets for TDMA roaming services in exchange for a lower per minute rate. Our TDMA roaming agreement with AT&T Wireless will continue to remain in effect for former AT&T Wireless customers until 2006. Our GSM roaming agreement with Cingular expires in March 2008. The merger has accelerated AT&T Wireless customer migration to GSM. The rates contained in our TDMA and GSM roaming agreements are substantially the same for AT&T Wireless and Cingular. We do not anticipate the Cingular and AT&T Wireless merger to have a material impact on our roaming traffic. We expect roamer revenues to increase in 2005 compared to 2004 with expected growth in minutes with GSM roaming partners being partially offset by contractual rate decreases.
      The increase in equipment sales for the three months ended March 31, 2005 compared to the same period in 2004 was due to an increase in the number of handsets sold partially offset by a decrease in the average revenue per handset sold. The decrease in average revenue per handset sold was due to changes in our promotional handset sales mix. We expect to continue to offer promotional handset pricing to subscribers who enter into service contracts with us.
Domestic Operating Expenses
      The increase in cost of service for the three months ended March 31, 2005 compared to the same period in 2004 was due to an increase in the volume of subscriber and roamer MOUs partially offset by decreased costs per MOU. Cost of service per MOU decreased to $0.017 for the three months ended March 31, 2005 from $0.019 for the three months ended March 31, 2004. The decrease in cost of service per MOU was primarily attributable to a decrease in interconnection costs on a per minute basis. In addition, we experienced decreased overall and per minute off-network roaming costs for our customers as a result of lower contractual rates. We expect cost of service dollars to increase in 2005 compared to 2004 to support the expansion of our GSM network and to support the growth in network MOUs. We expect cost of service per MOU will decline slightly in 2005 compared to 2004.
      Cost of equipment sales increased for the three months ended March 31, 2005 compared to the same period in 2004. The increase was the result of an increase in the volume of handsets sold partially offset by a decrease in the average per unit cost of handsets sold. The decrease in average revenue per handset sold was due to changes in our promotional handset sales mix. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, we have historically sold handsets below cost to respond to competition and general industry practice and expect to continue to do so in the future.
      General and administrative costs increased for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily a result of retention and Merger costs. Our general and administrative monthly cost per average subscriber increased to $13.76 for the three months ended March 31, 2005 compared to $12.03 for the same period in 2004. Retention and Merger costs contributed approximately $10 million, or $2.24 per average subscriber, to the year-over-year increase. As a result of the Merger, the Company has entered into commitments for employee retention payments and professional service fees of approximately $45 million, of which approximately $25 million of these payments are contingent upon the closing of the Merger. In addition to these commitments, we expect to incur approximately $5 million in professional service and legal fees related to the Merger in 2005. Accordingly, we anticipate general and administrative costs and monthly general and administrative cost per average subscriber to be higher in 2005 as compared to 2004.
      Sales and marketing costs increased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to increases in fixed selling expenses such as advertising and retail store operating costs. For the three months ended March 31, 2005, cost per gross subscriber addition (“CPGA”) (determined by dividing the sum of sales and marketing costs and cost of equipment sales, reduced by equipment sales, by the number of gross subscriber additions) decreased to $353 compared to $422 for the three months ended March 31, 2004. The decrease in CPGA for the three months ended March 31, 2005 compared to the same period in 2004 was due mainly to a higher volume of gross subscriber additions coupled with lower variable costs driven by lower commissions on prepaid products. We include digital handset subsidies incurred in retaining existing subscribers in subscriber acquisition costs. These subscriber retention costs had a $40 and $59 impact on CPGA for the three months ended March 31, 2005 and 2004, respectively. We expect CPGA to decrease in 2005 compared to 2004 as we expect increases in our gross additions year-over-year to be only partially offset by increases in our sales and marketing costs, including losses on equipment sales.
      Depreciation, amortization and accretion expense increased for the three months ended March 31, 2005 compared to the same period in 2004. This increase was due primarily to fixed asset additions partially offset by fully depreciated assets such as analog radios.
Domestic Adjusted EBITDA
      Domestic Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) decreased for the three months ended March 31, 2005 compared to the same period in 2004 primarily as a result of retention and Merger costs. Operating margin (domestic Adjusted EBITDA as a percentage of service revenues) decreased to 39.0% for the three months ended March 31, 2005 compared to 44.5% for the three months ended March 31, 2004. We expect domestic Adjusted EBITDA to be relatively flat in 2005 due to Merger related expenses discussed above.
Results of International Operations for the three months ended March 31, 2005 and 2004
      The following discussions include, where meaningful, the results of WWI and our international operating segments for the quarters ended March 31, 2005 and 2004. WWI has operating segments consisting of each country in which it operates; however, Austria is our only reportable segment under the guidance of SFAS No. 131. Operating results related to Austria are separately disclosed where meaningful.
      U.S. headquarter functions of WWI and majority owned European, South American and Caribbean consolidated subsidiaries are recorded as of the date of the financial statements. Our consolidated Ghanaian entity and our Georgian entity, which is accounted for using the equity method, are presented on a one-quarter lag.
      Our international consolidated operations offer postpaid and prepaid mobile services in Austria, Ireland, Slovenia, Bolivia and Haiti and fixed line service in Austria and Ghana. We had 1,884,200 consolidated international subscribers at March 31, 2005, which represented an increase approximately of 6%, compared to December 31, 2004. Of these consolidated international subscribers, Austria had 917,400 subscribers at March 31, 2005, which represented an increase of approximately 1%, compared December 31, 2004. As of March 31, 2005 and 2004, approximately 40% and 46%, respectively, of our consolidated international subscribers were postpaid customers. As of March 31, 2005 and 2004, approximately 77% and 79%, respectively, of our Austrian subscribers were postpaid customers. As of March 31, 2005, we had 121,300 fixed lines, of which Austria represented 98%.

      The following table sets forth certain financial data as it relates to our international operations:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Revenues:
Subscriber revenues	$220,794	$159,363
Roamer revenues	15,123	15,644
Fixed line revenues	10,765	12,883
Equipment sales	4,116	6,319
Other revenues	4,062	2,859

Total revenues	$254,860	$197,068
Operating expenses:
Cost of service	$96,173	$77,056
Cost of equipment sales	15,250	24,875
General and administrative	30,202	23,710
Sales and marketing	37,762	33,407
Depreciation, amortization and accretion	28,050	19,698
Stock-based compensation	1,787	1,747
Impairment of long-lived assets	24,314

Total operating expenses	$233,538	$180,493
Adjusted EBITDA	$75,473	$38,020
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
      Because our subsidiary, WWI, has operations in Austria, Ireland and Slovenia in which the functional currency is the euro, or is linked to the euro, fluctuations in exchange rates may have a significant impact on its financial results of operations. The results of operations for the three months ended March 31, 2005 compared to the same period in 2004 reflect the effects of a 5% average appreciation of the euro compared to the U.S. dollar. The appreciation of the euro had a comparable positive impact on revenues and negative impact on operating expenses. Our European subsidiaries, in aggregate, represented approximately 84% of total consolidated international revenues for the three months ended March 31, 2005. We cannot predict future fluctuations in currency exchange rates, and accordingly cannot predict the potential impact of any such fluctuations on WWI’s results of operations.
International Revenues
      Subscriber revenues increased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to an increase in the number of average subscribers across most of our markets and the strengthening of the euro as compared to the U.S. dollar. International ARPU was $40.16 and $41.93 for the three months ended March 31, 2005 and 2004, respectively. Austrian ARPU was $52.30 and $56.57 for the three months ended March 31, 2005 and 2004, respectively. The decreases in international and Austrian ARPU were mainly due a decline in usage per average postpaid subscriber together with an increase in the proportion of prepaid to total subscribers, who generally generate lower service revenue than postpaid subscribers. The strengthening of the euro compared to the U.S. dollar offset $1.85 and $2.90 of the actual decline in international and Austrian ARPU, respectively, for the three months ended March 31, 2005 compared to the same period in 2004. We anticipate growth in subscriber revenues in 2005 compared to 2004, exclusive of further changes in currency exchange rates, due to anticipated year-over-year subscriber growth, primarily in Austria and Ireland, and a slight decline in ARPU as a result of an increase in the proportion of prepaid to total subscribers.
      Fixed line revenues decreased for the three months ended March 31, 2005 compared to the same period in 2004 as a result of an increase in average fixed line monthly churn in Austria due to competitive tariffs introduced by large fixed line providers and limited marketing activity by our Austrian subsidiary, partially offset by the strengthening of the euro compared to the U.S. dollar. We expect fixed line revenues, exclusive of further changes in currency exchange rates, to decline in 2005 compared to 2004 as a result of our continued limited marketing activity and focus on the wireless business in Austria.
      Equipment sales decreased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to selling fewer handsets as a result of adding fewer subscribers, mainly in Austria. Equipment sales were also negatively impacted by lower average revenue per handset sold, partially offset by the strengthening of the euro as compared to the U.S. dollar. We anticipate modest growth in international equipment sales in 2005 compared to 2004, exclusive of further changes in currency exchange rates, primarily as a result of increased mobile subscriber additions expected during the remainder of 2005.
International Operating Expenses
      Operating expenses represent the expenses incurred by our consolidated international markets and headquarters administration in the United States.
      Cost of service increased for the three months ended March 31, 2005 compared to the same period in 2004. This was due primarily to an increase in the number of average subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. Monthly cost of service per average international subscriber was $17.49 and $20.27 for the three months ended March 31, 2005 and 2004, respectively. Monthly cost of service per average Austrian subscriber was $22.37 and $26.41 for the three months ended March 31, 2005 and 2004, respectively. The decreases in international and Austrian monthly cost of service per average subscriber are mainly due to increased cost efficiencies as a result of a growing subscriber base. The strengthening of the euro increased average monthly cost of service by $0.92 and $1.35 on a per average international and per average Austrian subscriber basis, respectively, in the three months ended March 31, 2005 compared to the same period in 2004. We expect cost of service dollars to increase in 2005 compared to 2004 due to a growing subscriber base, but decline on a per average international subscriber basis, exclusive of further changes in currency exchange rates, due to increased cost efficiencies.
      The decrease in cost of equipment sales for the three months ended March 31, 2005 over the same period in 2004 was largely due to the decline in the volume of handsets sold in Austria as a result of adding fewer subscribers, coupled with a decline in the average cost per handset sold. These decreases were partially offset by the strengthening of the euro as compared to the U.S. dollar. Although subscribers generally are responsible for purchasing or otherwise obtaining their own handsets, WWI has historically sold handsets below cost to respond to competition and general industry practice and expects to continue to do so in the future.
      General and administrative expenses increased for the three months ended March 31, 2005 compared to the same period in 2004 due primarily to an increase in the number of average subscribers across most of our markets and the strengthening of the euro compared to the U.S. dollar. General and administrative monthly cost per average international subscriber was $5.49 and $6.24 for the three months ended March 31, 2005 and 2004, respectively. General and administrative monthly cost per average Austrian subscriber was $4.42 and $6.22 for the three months ended March 31, 2005 and 2004, respectively. The decreases in general and administrative monthly cost per average international and Austrian subscriber were due primarily to increased cost efficiencies due to a growing subscriber base, partially offset by the strengthening of the euro compared to the U.S. dollar. The strengthening of the euro increased general and administrative monthly cost by $0.24 and $0.31 on a per average international subscriber and per average Austrian subscriber basis, respectively, for the three months ended March 31, 2005 compared to the same period in 2004. We expect general and administrative dollars to increase in 2005 compared to 2004 as a result of a growing subscriber base, but decline slightly on a per average international subscriber basis, exclusive of further changes in currency exchange rates, due to increased cost efficiencies.
      Sales and marketing costs increased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to increased indirect commissions and the strengthening of the euro as compared to the U.S. dollar. Sales and marketing costs in Austria remained relatively constant for the three months ended March 31, 2005 compared to the same period in 2004. International CPGA was $195 and $210 for the three months ended March 31, 2005 and 2004, respectively. The decline in international CPGA was driven primarily by a decline in fixed sales costs per subscriber addition in Ireland as a result of increased subscriber additions, partially offset by an increase in Austrian CPGA to $408 from $298 in the three months ended March 31, 2005 as compared to the same period in 2004, due primarily to higher customer retention expenses, and the strengthening of the euro as compared to the U.S. dollar. The strengthening of the euro increased international and Austrian CPGA by $10 and $15, respectively, for the three months ended March 31, 2005 compared to the same period in 2004. We expect sales and marketing dollars, including equipment subsidies, to increase in 2005 compared to 2004, exclusive of further changes in currency exchange rates, due to an anticipated higher number of gross additions and increased retention costs resulting from a higher average subscriber base. We expect CPGA to decline in 2005 compared to 2004, exclusive of further changes in currency exchange rates, primarily due to an increase in the proportion of prepaid to total subscriber additions. Prepaid subscribers generally have a significantly lower acquisition cost than postpaid subscribers.
      Depreciation, amortization and accretion expense increased for the three months ended March 31, 2005 compared to the same period in 2004 due primarily to network expansion in our European markets and the strengthening of the euro compared to the U.S. dollar. As WWI continues to add wireless infrastructure to service its growing international subscriber base, we anticipate depreciation, amortization and accretion expense will increase in future periods.
      In the first quarter of 2005, we recorded an impairment of long-lived assets of $24.3 million on our Condensed Consolidated Statements of Operations and Comprehensive Income related to our investment in Slovenia. The impairment was due to updates in our estimate of future cash flows of our Slovenian entity.
International Adjusted EBITDA
      International Adjusted EBITDA (see definition at “Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA”) for our international consolidated subsidiaries improved by $37.5 million for the three months ended March 31, 2005 compared to the same period in 2004. The increase was mainly due to an improvement of $23.4 million in Austrian Adjusted EBITDA as a result of revenue growth and cost efficiencies for the three months ended March 31, 2005 compared to the same period in 2004. We expect international Adjusted EBITDA to continue to improve in 2005 as a result of continued subscriber growth and cost efficiencies in existing markets, primarily Austria.
Adjustments to Reconcile Net Income (Loss) to Adjusted EBITDA
      EBITDA is a non-GAAP financial measure generally defined as net income (loss) before interest, taxes, depreciation and amortization. We use the non-GAAP financial measure “Adjusted EBITDA” which further excludes the following items: (i) accretion; (ii) asset dispositions; (iii) stock-based compensation, net; (iv) impairment of long-lived assets; (v) equity in net (income) loss of unconsolidated affiliates, and other, net; (vi) (gain) loss on sale of joint venture; (vii) realized (gain) loss on marketable securities; (viii) realized (gain) loss on interest rate hedges; (ix) loss on extinguishment of debt; (x) minority interests in net (income) loss of consolidated subsidiaries; (xi) discontinued operations; and (xii) cumulative change in accounting principle. Each of these items is presented in our Condensed Consolidated Statements of Operations and Comprehensive Income.
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
      Adjusted EBITDA is consistent with certain financial measures used in our Credit Facility and the 9.25% Senior Notes due 2013 (“2013 Notes”). Such financial measures are key components of several negative covenants including, among others, the limitation on incurrence of indebtedness, the limitations on investments and acquisitions and the limitation on distributions and dividends.
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
      A reconciliation of net income (loss) to Adjusted EBITDA is included in the following table:

	Three Months Ended March 31, 2005

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$25,928	$29,994	$(50,597)	$5,325
Depreciation, amortization and accretion	44,360	7,139	20,911	72,410
Asset dispositions
Stock-based compensation, net		1,075	712	1,787
Impairment of long-lived assets			24,314	24,314
Interest and financing expense, net	16,644	1,816	17,144	35,604
Equity in net (income) loss of unconsolidated affiliates, and other, net	272	31	(2,791)	(2,488)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities	(742)			(742)
Realized (gain) loss on interest rate hedges	(2,817)			(2,817)
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			3,866	3,866
Provision for income taxes	13,994	18,383	3,476	35,853
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$97,639	$58,438	$17,035	$173,112

	Three Months Ended March 31, 2004

		Austrian	All Other
	Domestic	Operations	International	Consolidated

	(Dollars in thousands)
Net income (loss)	$39,363	$27,067	$(30,214)	$36,216
Depreciation, amortization and accretion	39,596	4,149	15,549	59,294
Asset dispositions
Stock-based compensation, net		147	1,600	1,747
Impairment of long-lived assets
Interest and financing expense, net	19,900	2,650	11,706	34,256
Equity in net (income) loss of unconsolidated affiliates, and other, net	17	1,039	(3,023)	(1,967)
(Gain) loss on sale of joint venture
Realized (gain) loss on marketable securities
Realized (gain) loss on interest rate hedges	(169)		1,336	1,167
Loss on extinguishment of debt
Minority interests in net (income) loss of consolidated subsidiaries			2,477	2,477
Provision for income taxes	6,051	1	3,536	9,588
Discontinued operations
Cumulative change in accounting principle

Adjusted EBITDA	$104,758	$35,053	$2,967	$142,778

Consolidated Other Income (Expense)
      Interest and financing expense increased slightly to $35.6 million for the three months ended March 31, 2005 from $34.3 million for the three months ended March 31, 2004. The increase in interest and financing expense was due mainly to an increase in our domestic weighted average interest rate and outstanding debt balances. Our domestic weighted average interest rate increased to 6.7% for the three months ended March 31, 2005 compared to 6.4% for the same period in 2004. For the three months ended March 31, 2005 and 2004, the international weighted average interest rate was 7.0% and 6.2%, respectively.
Consolidated Provision for Income Taxes
      For the three months ended March 31, 2005 our consolidated tax provision was $35.9 million on consolidated income before income taxes of $41.2 million. Our consolidated tax provision was comprised of current taxes payable of $5.6 million and $0.4 million in our international and U.S. tax jurisdictions, respectively, as well as $2.1 million and $27.8 million in deferred taxes in our international and U.S. tax jurisdictions, respectively. For the three months ended March 31, 2004 our consolidated tax provision was $9.6 million, comprised of $3.5 million in current taxes payable in our international jurisdictions and $6.1 million of deferred taxes in our U.S. tax jurisdiction, on consolidated income before income taxes of $45.8 million.
      In the fourth quarter of 2004, we determined that we had adequate evidence that it is more likely than not that we will realize certain deferred tax assets for U.S. federal and state income tax purposes. As a result, we released the valuation allowance on certain federal and state deferred tax assets. We have continued to record a valuation allowance on certain federal and state deferred tax assets and all of our foreign net deferred tax assets, as we do not have sufficient evidence that they will be realized.
      On a consolidated basis, our effective tax rate was approximately 87% for the three months ended March 31, 2005 compared to approximately 21% for the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005 was primarily impacted by losses in certain foreign jurisdictions, without a corresponding tax benefit, as the deferred tax assets in these jurisdictions continue to have a valuation allowance against them. Our effective tax rate for the three months ended March 31, 2005 is significantly higher than that reported in prior periods due to the release of valuation allowance on certain U.S. federal and state income tax deferred tax assets in the fourth quarter of 2004.
Consolidated Net Income
      On a consolidated basis, our net income decreased by $30.9 million for the three months ended March 31, 2005 compared to the same period a year ago. The decrease was due mainly to the impairment of long-lived assets related to our Slovenian business, an increase in the provision for income taxes and the incurrence of Merger related costs in 2005. These increases were partially offset by an increase in pre-tax income in our Austrian subsidiary.
Consolidated Liquidity and Capital Resources
      We have a $1.50 billion credit facility with a consortium of lenders (the “Credit Facility”). The Credit Facility consists of: (i) a $225 million term loan (“Term Loan A”); (ii) a $975 million term loan (“Term Loan B”); and (iii) a $300 million revolving loan (The “Revolving Credit Facility”). At March 31, 2005, the term loans were fully drawn and we had $240 million available to borrow under the Revolving Credit Facility.
      The Credit Facility requires us to make mandatory prepayments from proceeds of the issuance or incurrence of additional debt and from excess cash flow, as defined in the Credit Facility. In April 2005, under the terms of the Credit Facility, we prepaid approximately $34 million, applied to earliest maturities first, related to excess cash flow. Approximately $20 million of the excess cash flow payment was drawn under the Revolving Credit Facility and, as such, was classified as long-term debt as of March 31, 2005. For the remainder of 2005, there are no additional maturity payments required under the Credit Facility.
      The Credit Facility limits the amount we are permitted to invest in our international subsidiaries to $200 million (so long as $100 million is available under the Revolving Credit Facility), plus certain other amounts received, such as from the sale of stock of Western Wireless in August 2004 or the sale of any WWI stock or assets, subject to certain conditions. In February 2005, we invested approximately $125 million in our tele.ring subsidiary to repay the tele.ring term loan, which reduces the amount we are able to invest in our international subsidiaries. We were in compliance with our financial covenants under the Credit Facility at March 31, 2005.
      In June 2001, under the terms of the transaction to acquire tele.ring from a subsidiary of Vodafone Group Plc (“Vodafone”), an affiliate of Vodafone agreed to make available to tele.ring an unsecured term loan (the “tele.ring Term Loan”) for purposes of funding anticipated working capital and system expansion needs. In February 2005, the tele.ring Term Loan was repaid in full, which represented principal of $218.3 million and accrued interest of $22.0 million. The repayment was primarily made from cash provided by both tele.ring and Western Wireless and this portion was classified in the current portion of long-term debt at December 31, 2004. The repayment also included $30.0 million borrowed under the Revolving Credit Facility and, as such, this portion remained classified as long-term debt at December 31, 2004.
      None of our international loan facilities have recourse to Western Wireless Corporation.
      For the remainder of 2005, we anticipate spending approximately $145 million in domestic capital expenditures that will: (i) expand existing CDMA and GSM capacity to support the MOU growth on our network; (ii) build new coverage sites to expand our network in both CDMA and GSM; (iii) substantially complete our domestic CDMA overlay; and (iv) expand capabilities and the capacity of our information technology infrastructure.
      For the remainder of 2005, WWI’s business plans include capital expenditures of approximately $132 million, which is primarily related to the expansion of their networks in Austria and Ireland. In addition, WWI has debt service requirements of approximately $25 million. WWI plans to fund its international operations, including capital expenditures through cash flows from operations.

      In January 2005, the President of WWI, who is also an Executive Vice President of the Company, exercised his right, pursuant to a Subscription and Put and Call Agreement with the Company, to exchange, for fair value, his 2.02% interest in WWI. The Company paid approximately $30 million in cash for the interest. This transaction was completed in March 2005 and the Company now owns 100% of WWI. The purchase price, including deferred tax liabilities, resulted in $43.3 million in additional license costs in the first quarter of 2005.
      We believe that domestic operating cash flow and operating cash flow from certain international markets will be adequate to fund our projected domestic and international capital requirements for the remainder of 2005. If we do not achieve planned domestic operating cash flow targets, quarterly covenants and borrowing limitations contained in the Credit Facility and the 2013 Notes may trigger a limitation on the available borrowing capacity under the Credit Facility. Our operating cash flow is dependent upon, among other things: (i) the amount of revenue we are able to generate from our customers; (ii) the amount of operating expenses required to provide our services; (iii) the cost of acquiring and retaining customers; and (iv) our ability to grow our customer base. In order to comply with debt covenants or in the event that the borrowing capacity under the Credit Facility is limited, we may be required to curtail capital spending, reduce expenses, or otherwise modify our planned operations and/or raise additional capital through our Shelf Registration Statement and/or restructure or refinance our existing financing arrangements. Our ability to raise additional capital, if necessary, is subject to a variety of factors, including: (i) the commercial success of our operations; (ii) the volatility and demand of the capital markets, conditions in the economy generally and the telecommunications industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that such funds will be available to us or if such funding will be available on acceptable terms.
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
      The following table summarizes our contractual cash obligations, utilizing current exchange rates, as of March 31, 2005:

		Nine Months	Year Ending December 31,
		Ending
		December 31,	2006 -	2008 -
	Total	2005	2007	2009	Thereafter

	(Dollars in thousands)
Domestic long-term debt(1)	$1,950,192	$14,266	$73,428	$120,750	$1,741,748
International long-term debt(1)	120,481	10,313	41,159	39,759	29,250
Operating lease obligations	482,313	51,787	99,989	87,192	243,345
Purchase obligations(2)	204,030	167,003	36,495	465	67
Other long-term obligations(3)	75,905	27,342	27,288	1,461	19,814

Total contractual cash obligations	$2,832,921	$270,711	$278,359	$249,627	$2,034,224

(1)	Represents principal repayments on our long-term debt. Our long-term debt also requires that we make interest payments. These obligations do not include scheduled interest payments.

(2)	Represents open purchase order commitments at March 31, 2005, mainly related to infrastructure, handsets and annual maintenance contracts.

(3)	Mainly includes our asset retirement obligations, international site sharing costs and an acquisition agreement obligation. Excludes non-cash deferred revenue.
      Net cash provided by operating activities was $124.5 million for the three months ended March 31, 2005 as compared to $95.1 million for the same period in 2004. The increase in net cash provided by operating activities for the three months ended March 31, 2005 compared to the same period in 2004 was due to increased non-cash charges included in net income from depreciation, amortization and accretion, deferred income taxes and impairment of long-lived assets.
      Net cash used in investing activities was $138.4 million for the three months ended March 31, 2005 as compared to $97.7 million for the same period in 2004. The year-over-year increase was due primarily to a $43.9 million increase in purchases of property and equipment.
      Net cash used in financing activities was $180.5 million for the three months ended March 31, 2005 as compared to $2.6 million for the same period in 2004. The year-over-year increase was primarily due to the repayment of our tele.ring term loan partially offset by borrowings under our Revolving Credit Facility.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share based payments (including employee stock options) at fair value. This statement eliminates the ability to account for stock-based compensation transactions using APB 25 and, generally, would require instead that such transactions be accounted for using a fair-value based method. In April 2005, the SEC issued guidance that amends the compliance date of SFAS No. 123R. The SEC guidance allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. As a result, we will implement the new standard on January 1, 2006. The SEC guidance does not change the accounting required by SFAS 123R; only the dates for compliance with the standard. We intend to use the Black-Scholes-Merton formula for initial adoption of SFAS No. 123R, as binomial models are currently still being developed and analyzed. The resulting expense amount recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income will include both the amortization of existing options and new options issued in future periods. We have elected not to perform any retrospective application, as permitted in SFAS No. 123R, and will prospectively implement SFAS No. 123R for our interim period ending March 31, 2006. We are currently evaluating the impact of SFAS No. 123R on our Condensed Consolidated Statements of Operations and Comprehensive Income.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which explains the interaction between certain SEC rules and regulations and SFAS No. 123R regarding the valuation of share-based payment arrangements for public companies. Specifically, SAB No. 107 provides guidance related to assumptions utilized in valuation methods, the capitalization of compensation cost related to share-based payment arrangements, the modification of stock options prior to adoption of SFAS 123R and disclosures subsequent to the adoption of SFAS 123R. In addition, SAB No. 107 requires compensation cost to be included in cost of service, general and administrative or sales and marketing expense on our Condensed Consolidated Statements of Operations and Comprehensive Income. SAB No. 107 will be effective for our interim period beginning July 1, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
      We are exposed to various market financial risks, including changes in interest rates and foreign currency rates. As part of our risk management program, we utilize interest rate caps, swaps and collars to hedge a portion of our variable rate interest risk.
Interest Rate Risk
      Our Credit Facility is comprised of variable rate debt that at March 31, 2005 had an outstanding balance of $1.2 billion. The fair value of such debt approximates the carrying value. Of this variable rate debt, $1.0 billion was hedged using interest rate caps, swaps and collars. The caps, swaps and collars in effect at March 31, 2005 expire at various dates between June 2005 and August 2008. The hedges in effect at March 31, 2005 fixed LIBOR between 2.00% and 7.00%. Based on our domestic unhedged variable rate obligations outstanding at March 31, 2005 a hypothetical increase or decrease of 10% in the LIBOR rate would have increased or decreased our domestic interest expense for the three months ended March 31, 2005 by approximately $0.2 million.
      Our domestic operations have an interest rate swap with a total notional value of $200 million which converts fixed rate debt to variable rate debt. The interest rate swap was entered into as a hedge of the fair value of $200 million of the 2013 Notes. The interest rate swap expires on the 2013 Notes’ maturity date and is callable at the option of the issuer beginning July 15, 2008 with an optional termination date of January 8, 2009, exercisable by the issuer of the swap or us. On a semi-annual basis, we will pay a floating rate of interest equal to the six month LIBOR plus a fixed spread of 4.3975% and receive semi-annual fixed rate payments of 9.25% in return. The fair value of the interest rate swap was a liability to us of $5.8 million as of March 31, 2005. Assuming a hypothetical increase or decrease of 10% in interest rates, the fair value of the interest rate swap and 2013 Notes would have changed by approximately $6.0 million at March 31, 2005.
      Our international operations also have variable rate debt that at March 31, 2005 had an outstanding balance of approximately $70.5 million. Of this variable rate debt at March 31, 2005, $63.7 million was hedged using an interest rate swap, which fixes the interest rate at 4.94% through November 2009. Based on WWI’s unhedged variable rate obligations outstanding at March 31, 2005, a 10% increase or decrease in each borrowing’s average interest rate would not have impacted WWI’s interest expense for the three months ended March 31, 2005.
Foreign Currency Risk
      Currently, 15% of our total international revenues are denominated in U.S. dollars. Certain of our international subsidiaries have functional currencies other than the U.S. dollar and their assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar would have resulted in an approximately $0.3 million decrease in income before provision for income taxes for the three months ended March 31, 2005. Such a change in income before provision for income taxes would have resulted from applying a different exchange rate to translate and revalue the financial statements of our international subsidiaries with functional currencies other than the U.S. dollar.
      At March 31, 2005, our Slovenian operations, whose functional currency is the Slovenian Tolar, had variable rate debt of approximately $62.6 million and $7.9 million denominated and repayable in Euros and Slovenian Tolars, respectively. The fair value of such debt approximates the carrying amount on the consolidated balance sheet at March 31, 2005. A 10% appreciation in the Euro as compared to the Slovenian Tolar would have resulted in an approximately $6.3 million decrease in income before provision for income taxes during the three months ended March 31, 2005. Such a change in income before provision for income taxes would have been the result of an unrealized foreign exchange loss. A 10% appreciation in the Euro and Slovenian Tolar as compared to the U.S. dollar would have resulted in an approximately $7.8 million increase in debt outstanding at March 31, 2005 with an offsetting currency translation adjustment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control over Financial Reporting
      As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 which we filed on March 16, 2005, our management concluded that, as of December 31, 2004, a material weakness existed in our internal control over financial reporting. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” This material weakness related to the Company’s controls over accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related benefit (provision) for income taxes and could have resulted in a material misstatement to the Company’s annual or interim financial statements. Specifically, the Company did not have effective controls to (i) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, and new accounting pronouncements and new state, federal or international tax legislation; and (ii) ensure appropriate preparation and review of the benefit (provision) for income taxes and the components of income taxes payable and deferred income tax assets and liabilities.
      In order to remediate this material weakness, we implemented the following internal control measures:

(i)	we engaged our U.S. and foreign tax consultant on a more comprehensive basis, to provide both U.S. and foreign tax expertise and Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) expertise;

(ii)	we commenced a search for additional qualified personnel with U.S. and foreign tax expertise, as well as SFAS 109 experience and have hired an international tax director; and

(iii)	we improved our internal control over financial reporting related to evaluating the income tax implications of non-routine business transactions, new accounting pronouncements and new state, federal and international tax legislation for appropriate treatment and the review of consolidated benefit (provision) for income taxes.
      As of March 31, 2005, management has concluded that these measures have been effective in remediating this material weakness. Other than these internal control measures, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Other than as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004, there are no material, pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is subject which, if adversely decided, would have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit		Description

10	.1(A)	Form of Stock Option Agreement pursuant to Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (non-officer)

10	.2(A)	Form of Stock Option Agreement pursuant to Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (officer)

10	.3(A)	Form of Restricted Stock Purchase Agreement pursuant to Western Wireless Corporation Executive Restricted Stock Plan

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

(A)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (333-121798).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Wireless Corporation

By:	/s/ M. Wayne Wisehart

M. Wayne Wisehart
Executive Vice President
and Chief Financial Officer

By:	/s/ Scott Soley

Scott Soley
Vice President and Controller
(Chief Accounting Officer)
Dated: May 6, 2005

EXHIBIT INDEX

Exhibit		Description

10	.1(A)	Form of Stock Option Agreement pursuant to Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (non-officer)

10	.2(A)	Form of Stock Option Agreement pursuant to Western Wireless Corporation 2005 Long-Term Equity Incentive Plan (officer)

10	.3(A)	Form of Restricted Stock Purchase Agreement pursuant to Western Wireless Corporation Executive Restricted Stock Plan

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1		Certification of John W. Stanton, Chairman and Chief Executive Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2		Certification of M. Wayne Wisehart, Executive Vice President and Chief Financial Officer of Western Wireless Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

(A)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (333-121798).